Form 10-K
period 1993-12-31
SOUTHERN PACIFIC TRANSPORTATION CO
filed 1994-03-30
CIK 92259

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-K

(MARK ONE)
 [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                       OR

 [_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM               TO

                         COMMISSION FILE NUMBER 1-6146

SOUTHERN PACIFIC TRANSPORTATION COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
               DELAWARE                              94-6001323W
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

       SOUTHERN PACIFIC BUILDING                        94105
           ONE MARKET PLAZA                          (ZIP CODE)

       SAN FRANCISCO, CALIFORNIA
    (ADDRESS OF PRINCIPAL EXECUTIVE                (415) 541-1000
               OFFICES)                    (REGISTRANT'S TELEPHONE NUMBER,
                                                INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                   NAME OF EACH EXCHANGE
                TITLE OF EACH CLASS                 ON WHICH REGISTERED
                -------------------                ---------------------
      Southern Pacific Transportation Company  New York Stock Exchange, Inc.
       First and Refunding Mortgage 8.20%
       Bonds, Series B, Due December 1, 2001

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE
                                ---------------
                                (TITLE OF CLASS)

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.     YES  X      NO

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

  AS OF MARCH 15, 1994, NONE OF THE REGISTRANT'S COMMON STOCK WAS HELD BY NON-AFFILIATES.

  THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AS OF MARCH 15, 1994 WAS 1,350.

  THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS REPORT WITH THE REDUCED DISCLOSURE FORMAT.

  BECAUSE THE COMPANY IS FILING THIS ANNUAL REPORT UNDER THE REDUCED DISCLOSURE FORMAT PROVIDED BY GENERAL INSTRUCTION J(2) OF FORM 10-K, CERTAIN ITEMS HAVE BEEN OMITTED IN THEIR ENTIRETY, OR IN PART, AS FOLLOWS:

  OMITTED IN ENTIRETY:

    ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER.
    ITEM 6.SELECTED FINANCIAL DATA.
    ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
    ITEM 11.EXECUTIVE COMPENSATION.
    ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
    ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  OMITTED IN PART:

    ITEM 1.BUSINESS.
    ITEM 2.PROPERTIES.
    ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                               TABLE OF CONTENTS

 PART   ITEM                           DESCRIPTION                         PAGE
 ---- --------- ---------------------------------------------------------  ----
 I.   1. and 2. BUSINESS AND PROPERTIES..................................    1
                 General.................................................    1
                 Business Strategy.......................................    1
                 Railroad Operations.....................................    5
                 Transit Corridors and Real Estate Sales.................    9
                 Employees and Labor.....................................   10
                 Government Regulation...................................   12
                 Competition.............................................   12
                 Environmental Matters...................................   13
             3. LEGAL PROCEEDINGS........................................   15
 II.         5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS.....................................   18
             7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS.....................   18
             8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............   22
             9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING
                 AND FINANCIAL DISCLOSURE................................   22
 IV.        14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                 FORM 8-K................................................   23
                INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                 SCHEDULES...............................................   26

                           -------------------------

  Southern Pacific Transportation Company ("SPT" or the "Company") is a wholly-owned subsidiary of Southern Pacific Rail Corporation (formerly Rio Grande Industries, Inc.) ("SPRC"). Unless the content otherwise requires, references herein to the Company include SPT and its subsidiaries, including St. Louis Southwestern Railway Company ("SSW") and SPCSL Corp. ("SPCSL"), and references to SPRC include SPRC and its subsidiaries, including SPT and its subsidiaries and Rio Grande Holding, Inc. ("RGH") and its subsidiaries, which include The Denver and Rio Grande Western Railroad Company ("D&RGW") and its subsidiaries. References herein to SPRC prior to August 18, 1993 include SPTC Holding, Inc. ("SPTCH"), a wholly-owned subsidiary of SPRC and the parent of SPT that was merged into SPRC on such date.

                           -------------------------

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

GENERAL

  The Company transports freight over approximately 12,600 route miles of track throughout the western United States. The Company operates in 14 states over five main routes described in "--Service Territory." The Company serves most west coast ports and large population centers west of the Mississippi and connects with eastern railroads at all major gateways at Chicago, St. Louis, Kansas City, Memphis and New Orleans. The Company's rail lines reach the principal Gulf ports south from Chicago and east from the Los Angeles basin. In addition, the Company's rail lines connect with those of the D&RGW at Ogden, Utah and Herington, Kansas and together constitute continuous routes, one from the Pacific Coast through the Southwestern United States to East St. Louis and on to Chicago and the other from the Pacific Coast through the Midwestern United States to East St. Louis and on to Chicago. It interchanges with Mexican railroads at six gateways into Mexico, which is more than any other U.S. railroad.

  The Company's lines provide the extensive distribution network needed by its customers to deliver their products to a wide range of major industrial markets. The principal commodities hauled in its carload operations are chemicals and petroleum products, food and agricultural products, forest products (including paper, paper products and lumber) and coal. Intermodal container and trailer operations continue to be the Company's largest single traffic unit. The Company is the industry leader in the U.S. for container traffic, based on both containers originated and total container traffic handled.

  Nearly all of the Company's traffic either originates on or is destined to points served directly by the Company. In addition, nearly half of the Company's traffic both originates and terminates on its lines and is not interchanged with another rail carrier, thus enabling the Company to provide service without the need to coordinate the commercial and operational aspects of freight movements with other railroads.

  The Company was acquired by SPRC in October 1988 from Santa Fe Pacific Corporation ("Santa Fe"). In 1989 and 1990, the Company acquired access to Chicago from St. Louis and Kansas City, respectively. For the five years preceding its acquisition by SPRC, SPT had been held in trust pending the decision of the Interstate Commerce Commission (the "ICC") that denied Santa Fe's requested merger with SPT. During this period, SPT fell significantly behind other Class I railroads that were then consolidating, streamlining and strengthening their railroads. At the time of its acquisition SPT was burdened with excess, unprofitable and low density track, inefficient operation and a generally higher and less competitive cost structure than other Class I railroads.

  In addition to its rail business, the Company historically has received substantial cash flow from "traditional" real estate sales and leasing activities. More recently, transit corridor sales have become a dominant component of the Company's asset sales program, with the Company usually retaining operating rights over these corridors to continue freight rail service to its customers. Many of the Company's urban and intercity corridors are unique, and in turn valuable, properties in terms of their geographic composition and ready availability for transit use. Real estate sales have been in the past, and for the next several years will continue to be, necessary for the Company to meet its capital expenditure, debt service and other cash needs. Management considers the Company's extensive supply of assets available for sale to be sufficient for that purpose, although sales for 1993 declined sharply from levels for the preceding four years. The supply of properties that may be sold diminishes as sales occur and the timing of sales cannot be accurately predicted.

BUSINESS STRATEGY


  Based on the experience gained since SPRC's acquisition of SPT, and the addition of key management personnel during the past three years, including the Company's President and Chief Executive Officer, Edward L. Moyers, who joined the Company in July 1993, the Company has developed and is implementing a strategy to improve the Company's operating results by improving customer service and increasing revenues while lowering the cost and improving the productivity of its railroad operations.

  Significant elements of the Company's strategy, similar to those implemented by other railroads, include the following:

 Cost Reductions and Operating Efficiencies

  The Company's cost reduction strategy is focused principally on the continued reduction of surplus employees; increased efforts to rationalize its physical plant through the sale or lease of low-density, high cost lines, the consolidation of rail yards and other facilities and the sharing of rail line and facilities with other railroads; the implementation of programs to reduce derailments, accidents and personal injuries; and the enhancement of its operating efficiency and asset utilization.

  . Labor Productivity. A critical element of the Company's cost reduction strategy is to lower labor expenses by continuing to improve labor productivity. From January 1, 1993 to December 31, 1993 the Company reduced the number of its employees (both labor and management) by approximately 3,525, including a reduction of approximately 2,785 employees achieved from July 1, 1993 through December 31, 1993. Revenue ton-miles per employee increased approximately 15 percent in 1993 as compared to 1992.

  . Locomotive Fleet Upgrades. A key to improving the Company's customer service is increasing the Company's reliability and on time performance, which have generally lagged behind competitors. To improve transit time consistency the Company plans to continue to improve the reliability and utilization of its locomotive fleet through the acquisition of new and remanufactured locomotives and an extensive program to rebuild and perform heavy repairs on locomotives it already owns. The Company has ordered and has financed through capital leases (i) 50 new locomotives, 17 of which were delivered in the last quarter of 1993 and the balance of which are to be delivered by the end of the first half of 1994, and (ii) 133 remanufactured locomotives to be delivered in 1994. The Company also has ordered an additional 100 new locomotives for delivery in 1994, of which 50 are expected to be delivered in May and June 1994. The Company expects that financing for these acquisitions will be arranged in the near future.

  . Operating Efficiencies. The Company has developed programs to improve the efficiency and productivity of its rail operations including the centralization of certain functions, the computerization of its operations management system and the standardization of certain operating procedures. In November 1993, the Company and Integrated Systems Solutions Corporation ("ISSC"), a subsidiary of International Business Machines Corp. ("IBM"), entered into an agreement under which ISSC will handle all of the Company's management information services ("MIS") functions. Outsourcing MIS is expected to reduce the Company's MIS costs while improving the Company's information systems. In addition, the Company is taking steps to implement more scheduled train operations. The Company's intermodal services were operating on a scheduled system during 1993, and a scheduled system of operations was implemented for moving most of its carload traffic on its five major corridors by the end of March 1994.

  . Plant Rationalization. Through the rationalization of physical plant, which involves disposition (by sale, lease or abandonment) of low-density, high cost branch lines and concentration on core routes, the Company expects to reduce on-going operating costs. At January 1, 1993, the Company had identified approximately 2,300 miles of branch lines for disposition, of which 833 miles were sold, leased or abandoned as of December 31, 1993. The Company will continue in its efforts to dispose of the balance of these branch lines and will continue to identify additional properties, including other branch lines, rail yards and terminals, that can be made available for sale, lease or abandonment. The Company is also taking steps to identify opportunities to share rail line and facility capacity with other railroads. In addition, the Company has instituted a program to eliminate unnecessary double track and reuse the rails and ties to reduce the Company's maintenance of way costs.

  . Improved Safety Record and Reduced Personal Injury. In 1992 the Company implemented expanded safety programs designed to reduce accidents and personal injuries. The Company believes the initiatives it has undertaken, including enhanced employee safety education and training programs, increased use of protective equipment, the implementation of improved standardized operating procedures and the establishment of safety improvement goals for which managers are held accountable, should enable it to reduce the incidence of injury and thereby better contain future cost increases.

 Marketing Efforts

  The Company seeks to capitalize on the strategic advantages of its route structure, which provides access for service between many key industrial centers, eastern gateways and Mexico, to serve customers in commodity areas such as chemicals and forest products and in intermodal transport. In its intermodal business, the Company has long-standing relationships and multi-year contracts and other shipping arrangements with major steamship companies which use the Company's west coast intermodal facilities and has established marketing arrangements with premier nationwide truckload companies. The Company is placing additional emphasis on attracting new business in Mexico and Canada and adding business to specific routes where carload capacity is not fully utilized. The Company believes these efforts will benefit to some extent from the recent passage of the North American Free Trade Agreement ("NAFTA"). The Company has implemented programs to improve its customer service and responsiveness including the establishment of centralized transportation and customer service centers and increased training and standardized procedures.

 Customer Service

  Fundamental to the Company's business strategy to increase revenues is improving customer services. Through the quality management system implemented in 1991, the Company has identified specific areas for improvement and continues to benchmark the Company's performance against the industry leader in each area. The quality improvement programs include detailed annual objectives together with monthly cross functional management reviews and ongoing performance appraisals. A critical element in improving the Company's customer service is increasing the Company's reliability and on-time performance, which have generally lagged behind those of its competitors. The locomotive improvement initiative and efforts to improve the efficiency of the Company's terminal operations are intended to improve the Company's transit time consistency. The Company is continuing a multi-year program implemented in 1991 to refurbish approximately 9,000 railcars. Since 1991 the Company has almost doubled the number of customer service representatives, increased training and standardized procedures, and organized its customer service efforts to serve the needs of specific customer groups.

 Investment in Plant and Equipment

  A key element of the Company's strategy is the continued investment in its plant and equipment in order to enhance its long-term operating performance. The condition of the physical plant plays an important role in transit time reliability. The Company believes its physical plant is in excellent condition as a result of the significant investments it has made during the past decade.

  Operations at the Company's expanded and upgraded Burnham locomotive repair facility in Denver, Colorado will have a substantial role in the Company's locomotive upgrade program. In 1993, a total of 53 locomotives were rebuilt and 273 locomotives underwent heavy repairs, 53 and 166 of which, respectively, were completed at Burnham. Through an increase in the number of crew shifts and personnel and improved operating efficiencies, management believes that the Burnham facility will be in a position to rebuild or perform heavy repairs on up to 300 locomotives a year as part of an ongoing scheduled maintenance program.

  The Company has embarked on rail car refurbishment and purchase and lease programs designed to improve the efficiency and reliability of the Company's rail car fleet, as well as meet the specialized needs of its customers. The Company has an agreement with a leading rail car manufacturer to refurbish approximately 9,000 rail cars and lease them back to the Company or third parties under a full maintenance lease agreement. From 1990 through 1993, approximately 5,700 cars were refurbished, with the balance of the program to be completed in 1994 and 1995. To complement its rail car refurbishment program, the Company purchases and leases rail cars on an ongoing basis. In 1993, the Company leased 345 aluminum coal cars, 177 steel coil flatcars, 30 double stack intermodal cars (with an additional 70 to be delivered in 1994) and approximately 125 specialized cars for various uses.

 Asset Sales

  A key component of the Company's strategy has been and will continue to be the sale of assets non-essential to its railroad operations. The Company possesses sizeable holdings that fall into two distinct types: "transit corridors" and "traditional" real estate. Each type of property has significant value for different classes of buyers. Historically, the Company has received substantial cash flow from "traditional" real estate sales and leasing activities involving industrial and commercial properties located in developed areas on the Company's system. Many of these properties are targeted for sale to fit the specific purpose of potential buyers, such as locating a facility near a customer or supplier or taking advantage of the availability of transportation service, while others are suited for large scale industrial or commercial development. More recently, transit corridor sales have become a dominant component of the Company's asset sales program. The Company expects that increasing highway congestion and other transportation problems will continue to create demand for both passenger corridors and, to a lesser extent, consolidated freight corridors and facilities. The Company has substantial remaining property which it is in the process of selling, preparing to sell or holding for an appropriate time to sell. In addition, the Company continues to release property from its rail business and has a substantial portfolio of leased properties.


CAPITAL AND DEBT TRANSACTIONS

  On August 17, 1993 SPRC closed the offering and sale of 30,783,750 shares of common stock and issued and sold $375 million principal amount of 9 3/8 percent Senior Notes due 2005.

  In connection with the foregoing transactions, the Company issued 200 shares of common stock for total consideration of $445.5 million from SPRC. The proceeds from this transaction were used to repay $169 million outstanding under the SPT Term Loan, to purchase $107.7 million of D&RGW property including principally the Burnham locomotive repair facility and certain non-operating properties, to purchase for $99.1 million equipment operated pursuant to operating leases, to pay fees and expenses of $3.8 million and for general corporate purposes. In addition, as part of the foregoing transactions, the Company entered into a $200 million three-year unsecured credit agreement (the "Credit Agreement") replacing its then existing secured bank credit facility.

  On March 2, 1994, SPRC closed an offering of 25,000,000 shares of common stock. In connection with this transaction, the Company issued 150 shares of common stock for consideration of $294.5 million from SPRC. The proceeds were used to repay the $175 million then outstanding balance on the Credit Agreement and to purchase $118.9 million of D&RGW rail properties. The proceeds of the purchase from D&RGW were used to repay the amounts outstanding under the RGH credit facilities.

SERVICE TERRITORY

  The Company's routes and service territory are briefly described below.

  Central Corridor Route. The Central Corridor Route links northern California and the Pacific Northwest with the nation's heartland, traversing the Rocky Mountain states (via the D&RGW), Kansas, Missouri and Illinois. The eastern end of this route reaches the key gateway cities of Kansas City, St. Louis and Chicago. This route handles a diverse mix of traffic including eastbound forest products, perishables and processed foods as well as significant volumes of finished automobiles and other manufactured goods.

  Pacific Coast Route. This north-south route is the most direct and efficient rail line connecting the forest product resource base of the Pacific Northwest with the major consuming markets in California and Arizona.

The Company enjoys a strong position in this key corridor. It is the only railroad with operations which extend from the Oregon border through the state of California to Mexico.

  Sunset Route. The Company's Sunset Route is well-positioned as the shortest, most direct line from the Los Angeles Basin to Houston and other Gulf Coast ports. As the only single-line rail carrier in the Southern Corridor between Los Angeles and the key eastern gateways of Memphis and New Orleans, this route is favored by international container shippers and carload shippers alike. This route structure advantage creates an excellent fit with the Company's strong presence in carload originations of chemicals and plastics in the Gulf region.

  Golden State Route. This route connects Southern California and Arizona with the industrial midwest and the major rail gateways of Kansas City, St. Louis and Chicago. A wide range of products is handled in the corridor including intermodal, metals and ores, agricultural products and miscellaneous manufactured products.

  Mid-America Route. The Mid-America Route (also known as the "Cotton Belt Route") links the petrochemical producing region along the Gulf of Mexico with industrial users and consuming markets in the midwest and northeast. The Cotton Belt serves the cities of Dallas/Ft. Worth, Shreveport, Memphis and St. Louis.

  Mexico. The Company serves Mexico through interchanges with Mexican railroads at six gateways in California, Texas and Arizona.

RAILROAD OPERATIONS

  The following table sets forth certain freight and operating statistics relating to the Company's rail operations for the periods indicated. The operating ratios show consolidated operating expenses expressed as a percentage of operating revenues. The indicated increases in revenue ton-miles and carloads in part reflect implementation in 1992 and 1993 of the Company's business strategy. The decrease in revenue per ton-mile evidences the intense competitive pressures under which the Company operates, particularly those affecting its intermodal activities.

                                                  YEAR ENDED DECEMBER 31,
                                                 ---------------------------
                                                  1993      1992      1991
                                                 -------  --------  --------
Revenue ton-miles (billions)....................   106.1      99.3      89.6
Revenue per ton-mile (dollars).................. $  .023  $   .024    $ .025
Total carloads (thousands)(1)...................   1,896     1,827     1,695
Operating ratio (%).............................   102.1%    101.2%    114.5%(2)

- --------
(1) Includes intermodal carloads with an assumed two containers per carload. Intermodal carloads hold from two to ten containers.
(2) Includes a special charge of $270.0 million. The operating ratio excluding the special charge would have been 103.3%.

  As the results in the table below show, crew size reductions on Company lines and efforts initiated in 1992 and continued in 1993 to rehabilitate and upgrade the Company's locomotive fleet and improve locomotive utilization have resulted in increased labor productivity.

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                          1993    1992    1991
                                                         ------- ------- -------
Total employees (period end)............................  16,894  20,419  21,070
Total employee hours worked (thousands).................  44,888  47,576  47,609
Revenue ton-miles per employee hour worked..............   2,364   2,087   1,882

  In addition to improvements in labor productivity, the Company's initiatives in rehabilitating and upgrading the quality of its locomotive fleet and improving locomotive utilization are also intended to achieve improvements in fuel efficiency. The following table provides information concerning the Company's diesel fuel consumption for the periods indicated.

                                                        YEAR ENDED DECEMBER 31,
                                                       -------------------------
                                                        1993     1992     1991
                                                       ------- -------- --------
Gallons (millions)....................................   343.5    326.9    304.9
Average cost per gallon...............................    $.59     $.61     $.63
Revenue ton-miles per gallon..........................     309      304      294

  Improvements in labor productivity and overall efficiency of operations have not translated directly into operating ratio decreases because revenue per ton-mile has been affected by continued pressure for lower rates, increased competition for new traffic and a shift in traffic mix from automotive and lumber products to traffic that historically generates lower rates on a revenue per ton-mile basis. In addition, the 1993 midwest flooding adversely affected the operating ratio.

TRAFFIC

  The Company's marketing strategy is implemented by business development groups, each of which is organized to serve a particular customer or commodity base. The Company seeks to maintain and enhance its competitive position by tailoring its service capabilities to fit each customer base in terms of equipment availability, loading facilities, scheduling and contract terms. In 1993, the largest five shippers accounted for less than 16 percent of the Company's gross freight revenues, with no shipper providing more than five percent of such revenue. Set out below is a comparison of volumes and gross freight revenues (before contract allowances and adjustments) by commodity groups in 1993. A more detailed discussion of the traffic generated by each group follows the table.

                                          YEAR ENDED DECEMBER 31, 1993
                                    ------------------------------------------
                                        CARLOADS       GROSS FREIGHT REVENUE
                                    -----------------  -----------------------
                                      NUMBER    % OF      DOLLARS      % OF
                                    (THOUSANDS) TOTAL   (MILLIONS)    TOTAL
                                    ----------- -----  ------------- ---------
Intermodal.........................     600.8    31.7%  $      706.4      27.4%
Chemical and petroleum products....     355.4    18.7          598.0      23.2
Food and agricultural products.....     244.9    12.9          352.9      13.7
Forest products....................     219.5    11.6          362.8      14.1
Coal...............................     119.4     6.3          100.2       3.9
Metals and ore.....................     144.6     7.6          199.6       7.7
Construction materials and miner-
 als...............................     147.6     7.8          134.2       5.2
Automotive.........................      64.2     3.4          122.4       4.8
                                      -------   -----   ------------ ---------
  Total............................   1,896.4   100.0%  $    2,576.5     100.0%
                                      =======   =====   ============ =========

  Intermodal. The intermodal freight business consists of hauling freight containers or truck trailers by a combination of water, rail and motor carriers, with rail carriers serving as the link between motor carriers and between ports and motor carriers. Intermodal traffic accounted for $706.4 million of gross freight revenues for 1993 or 27.4 percent of total gross freight revenues. The Company's intermodal revenues are derived in large part from goods produced in the Pacific Rim and shipped by rail from west coast ports to east coast markets. This traffic is carried on the Company's lines from its terminals at Portland, Oakland or Los Angeles/Long Beach to Chicago, St. Louis, New Orleans or Houston, or, through connecting carriers, beyond to the U.S. eastern seaboard.

  Chemical and Petroleum Products. The Company transports a wide range of industrial chemical and plastic products, which constitute the primary commodity and product groups included in this traffic. Total chemical and petroleum products accounted for $598.0 million of gross freight revenues for 1993 or 23.2 percent of total gross freight revenues. Most of the traffic originates within Texas, where the Company directly serves chemical and plastics plants. The Company's routes enable it to transport these products from Texas directly to end-user markets on the west coast and through interchanges at major gateways to end-user markets on the east coast.

  Food and Agricultural Products. Grain and grain products constitute the primary commodity groups included in this traffic. Total food and agricultural products accounted for gross freight revenues of $352.9 million for 1993 or
13.7 percent of total gross freight revenues. The Company primarily receives, rather than originates, shipments of grain and grain products for delivery to feed lots and poultry farms located along its routes. It also is a major transporter of grain products to Mexico. Shipper demand is affected by competition among sources of grain and grain products as well as price fluctuations in international markets for key commodities. Other food and consumer goods included in this traffic tend to be more stable flows from sources in California to consumer markets in the eastern part of the United States.

  Forest Products. This traffic includes lumber stock, plywood and various paper products. It accounted for $362.8 million of gross freight revenues for 1993 or 14.1 percent of total gross freight revenues. Most of the traffic originates in Oregon and Northern California. However, certain product sources in the Pacific Northwest have been adversely affected by environmental concerns. In response, the Company is developing alternative Canadian sources as well as developing a significant presence in the market as a transporter, through interchange at eastern gateways, of lumber and paper products from the southeastern United States to end-user markets in the western United States. The transportation market for lumber is affected by housing starts and remodeling activity, while the transportation market for paper products is driven by end-user demand for packaging and newsprint.

  Coal. Coal accounted for gross freight revenues of $100.2 million for 1993 or
3.9 percent of total gross freight revenues. The traffic is subject to intense competition from other coal sources, particularly the Powder River Basin in Wyoming.

  Metals and Ores. Metals and ores accounted for $199.6 million of gross freight revenues for 1993 or 7.7 percent of total gross freight revenues. This traffic includes both ferrous and non-ferrous metals and is concentrated on the origination of shipments from copper mines and smelters in Arizona and steel mini-mills in the West. These transportation markets are sensitive to end-user demand for automobiles, appliances and other consumer goods with substantial metal components. The markets also are affected by commodity prices in international markets and subject to the substitution of imported metals.

  Other. The traffic generated by the business development groups discussed above amounted to approximately 90.0 percent of the Company's gross freight revenues for 1993. Other commodity and product groups included in the Company's traffic mix include automobiles, automotive parts, construction materials, non-metallic minerals and government traffic. All are subject to fluctuations in end-user demand and competition from other railroads and motor carriers.

  Mexico. The Company's Mexico Group, headquartered in Houston, serves as a marketing and service link between the Company's business development groups and markets in Mexico. The Company maintains a strong working relationship with FNM. Approximately $213.7 million of the Company's gross freight revenues for 1993 or 8.3 percent of total gross freight revenues were attributable to shipments to and from Mexico. The Company works closely with FNM's "El Maquiladora" train between Ciudad Juarez and Chihuahua. FNM and the Company are working on establishing through rates for carload shipments of selected commodities through all six of the gateways to Mexico served by the Company.

PHYSICAL PLANT AND EQUIPMENT

  Roadway, Yards and Structures. At December 31, 1993, the Company had approximately 19,500 miles of track in operation, consisting of approximately 12,580 miles of first main track (route miles) and approximately 6,940 miles of additional main track, passing track, way switching track and yard switching track. Route miles include operating rights on 1,787 miles of track owned by other railroads. Sales and abandonments are intended to increase the density (gross ton-miles per route mile operated) of the Company's railroad system and eliminate maintenance costs for underutilized track.

  Principal railroad yard facilities owned by the Company are located at Eugene, Oregon; Sacramento, Roseville, Oakland, Los Angeles and West Colton, California; Houston, Texas; Pine Bluff, Arkansas; and Kansas City, Kansas. As part of its effort to rationalize operations, the Company is identifying and assessing opportunities for consolidation of its railroad yard facilities. In August 1993, the Company acquired the Burnham locomotive repair facility in Denver, Colorado from the D&RGW.

  Equipment. At December 31, 1993, the Company owned or leased equipment described in the table below. The table excludes equipment held under short-term leases. At December 31, 1993 there were 295 locomotives subject to short-term leases. At December 31, 1993, there were approximately 3,850 non-serviceable freight cars in storage, which included approximately 1,000 freight cars awaiting sale to a third party for rehabilitation and leaseback, 750 previously leased freight cars awaiting return to the lessor, 775 freight cars scheduled for repair and the remainder awaiting retirement.

                                          DECEMBER 31, 1993
                             -------------------------------------------
                                 OWNED         LEASED         TOTAL
                             -------------- ------------- --------------
                                    AVERAGE       AVERAGE        AVERAGE
  DESCRIPTION                UNITS    AGE   UNITS   AGE   UNITS    AGE
  -----------                ------ ------- ----- ------- ------ -------
                                    (YEARS)       (YEARS)        (YEARS)
Locomotives:
  Road......................  1,366  12.3     284  11.1    1,650  12.1
  Other.....................    333  21.4      12  21.5      345  21.4
                             ------         -----         ------
    Total...................  1,699           296          1,995
                             ======         =====         ======
Freight
  Box....................... 12,937  18.3   3,143   8.6   16,080  16.4
  Tank......................     73  24.6     --    --        73  24.6
  Gondola...................  2,423  20.9   1,165   4.9    3,588  15.7
  Hopper....................  5,109  19.4   1,742   8.3    6,851  16.6
  Flat......................  5,379  20.6   1,489   8.2    6,868  17.9
                             ------         -----         ------
    Total................... 25,921         7,539         33,460
                             ======         =====         ======
Company service units and
 cabooses...................  1,134            71          1,205
Highway trailers and trac-
 tors.......................    --          4,302          4,302

  In addition to the locomotive program described below, the Company has embarked on rail car refurbishment and purchase and lease programs designed to improve the efficiency and reliability of the Company's rail car fleet, as well as meet the specialized needs of its customers. The Company has an agreement with a leading rail car manufacturer to refurbish approximately 9,000 rail cars and lease them back to the Company or third parties under a full maintenance lease agreement. From 1990 through 1993, approximately 5,700 cars were refurbished, with the balance of the program to be completed in 1994 and 1995. To complement its rail car refurbishment program, the Company purchases and leases rail cars on an ongoing basis. In 1993, the Company leased 345 aluminum coal cars, 177 steel coil flatcars, 30 double stack intermodal cars (with an additional 70 to be delivered in 1994) and approximately 125 specialized cars for various uses.

  The Company also has an extensive program to enhance the quality of the locomotives it already owns. The Company plans to rebuild 207 locomotives and perform heavy repairs on 93 locomotives in 1994, of which all 207 locomotives are expected to be rebuilt and 41 locomotives are to undergo heavy repairs at Burnham. Thereafter, in order to maintain high locomotive availability, the Company plans to rebuild or perform heavy repairs on approximately 300 locomotives each year at its Burnham facility as part of an ongoing scheduled program to rebuild and perform heavy repairs on the Company's locomotive fleet. Pending the acquisition (through capital and operating leases and by purchase) of new and remanufactured locomotives, the Company has substantially increased the number of locomotives it leases on a short-term basis in order to meet the anticipated demands of its customers.

  Capital Expenditures and Maintenance. Improvement and ongoing maintenance of roadway, structures and equipment are essential components of the Company's efforts to improve service and reduce operating costs. The Company has made the following railroad capital expenditures (exclusive of capital leases) in order to maintain and improve train service (in millions of dollars):

                              CAPITAL EXPENDITURES

                                                        YEAR ENDED DECEMBER 31,
                                                        ------------------------
                                                        1993(1)   1992    1991
                                                        ---------------- -------
Roadway and structures................................. $ 196.4  $ 237.2 $ 207.2
Railroad equipment:
  Locomotives..........................................    21.1     70.3    45.2
  Freight cars.........................................     5.9      --      2.4
Other..................................................     6.6      2.8     4.8
                                                        -------  ------- -------
    Total.............................................. $ 230.0  $ 310.3 $ 259.6
                                                        =======  ======= =======

- --------
(1) Excludes equipment previously under operating leases purchased with $65.3 million of the proceeds of capital and debt transactions ($30.1 million for locomotives and $35.2 million for freight cars). Also excludes $107.7 million of D&RGW property purchased by the Company in 1993 with proceeds provided to the Company in connection with the SPRC Common Stock and Debt Transactions.

  The Company's capital expenditures for railroad operations for 1994 are expected to be approximately $230 million (exclusive of capital leases) including $159 million for roadway and structures and $71 million for railroad equipment and other items. In addition, in connection with the recent decision to consolidate the Company's dispatching, crew calling and other operations, the Company expects to incur approximately $30 million of capitalized costs for facility improvements and communication equipment. The Company has ordered and has financed through capital leases 50 new locomotives, 17 of which were delivered in the last quarter of 1993 and 33 of which will be delivered by the end of the first half of 1994, and 133 remanufactured locomotives to be delivered in 1994. These 183 locomotives will be financed by capital leases (which are expected to have a total present value of minimum lease payments of approximately $131 million) and therefore are not included in the 1994 capital expenditure budget. The Company also has ordered an additional 100 new locomotives for delivery in 1994 at a cost of approximately $135 million (which amount also is not included in the 1994 capital expenditure budget because final determination regarding the method of financing (e.g. capital lease or purchase) has not been made). The Company acquired 1,651 freight cars in 1993 under capital leases with a total present value of minimum lease payments of approximately $43 million and expects to acquire more by capital lease in 1994.

  The following table shows the Company's expenses for ongoing maintenance and repairs of roadway and structure and railroad equipment (including administrative and inspection costs) for the periods indicated (in millions of dollars):

                            MAINTENANCE EXPENDITURES

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                          1993    1992    1991
                                                         ------- ------- -------
Roadway and structures.................................. $ 207.9 $ 236.7 $ 254.2
Railroad equipment:
  Locomotives...........................................   204.3   204.1   181.2
  Freight cars..........................................   110.8   127.9   140.8
Other...................................................     3.6     4.7     5.5
                                                         ------- ------- -------
    Total............................................... $ 526.6 $ 573.4 $ 581.7
                                                         ======= ======= =======

TRANSIT CORRIDOR AND REAL ESTATE SALES

  The disposition of urban and intercity transit corridors and surplus real estate, mostly in metropolitan areas along the Company's rights of way, is a major component of the Company's business strategy and is conducted as a part of the Company's ordinary course of business. While SPT historically has sold property not required for its core transportation operations, the Company's new management aggressively markets a large portfolio of properties that are classified generally into two distinct types: "transit corridors," which are typically sold to public agencies, and "traditional" real estate, which is typically sold to different groups of potential buyers. The Company had gains from the sale of property and real estate of $24.5 million, $301.3 million and $469.8 million in 1993, 1992 and 1991, respectively.

  Transit Corridors. The Company's sales efforts focus particularly on, and most of the proceeds since January 1, 1989 resulted from, the sale of transit corridor properties that consist of the Company's rights of way and related tracks and rail stations that provide a natural corridor over which a metropolitan, regional or other geographic area can establish and operate public transportation systems or consolidated freight corridors (for use by more than one railroad). Many of the Company's urban and intercity corridors are unique, and in turn valuable, properties in terms of their geographic composition and ready availability for transit use. The Company expects that increasing highway congestion and other transportation problems will continue to create demand for both passenger corridors and, to a lesser extent, consolidated freight corridors and facilities. The Company usually retains freight operating rights over these corridors to continue rail service to its customers. The Company obtains other benefits as a part of these sales, such as reduced ongoing maintenance costs for the lines and creating higher traffic density on substitute lines. The Company has identified a number of additional urban and intercity line sale opportunities which it will pursue as part of its normal course of business. Past sales include the Los Angeles County Transportation Commission's purchase of over $400 million of SPT's property and the Peninsula Corridor Joint Powers Board's purchase of SPT's Peninsula Corridor for approximately $220 million, with an additional $110 million of property covered by purchase options.

  The funding to purchase transit corridors often comes through either accumulated funds from past taxes or new bond issues. Recent federal and some state legislation is encouraging development of public transit lines by, among other things, creating an awareness on the part of local, state and regional entities of the availability of funds and the opportunities for projects. The timing of corridor sales is difficult to predict and varies from period to period depending on market conditions at the time, differences or delays in targeted or scheduled sales dates and other factors, such as political considerations that are typically involved in negotiations with public agencies. As a result of these and other variables, an effective program for the sale of the Company's inventory of transit corridors and other facilities involves patient and careful work with city and county governments, relevant state agencies and various interested local community organizations. In the future, in order to facilitate sales or otherwise enhance values of transit corridors and other facilities, the Company may form joint ventures with private partners or public entities or engage in other innovative transactions.

  Traditional Real Estate. In addition to transit corridors, the Company sells traditional real estate that consists principally of industrial and commercial properties located in developed areas on the Company's system. Many of these properties are targeted for sale to fit the specific purpose of potential buyers, such as locating a facility near a customer or supplier or taking advantage of the availability of transportation services, while others are suited for large scale industrial or commercial development. The Company also owns buildings and other facilities that can be made available for sale or other disposition as the Company further rationalizes its operations. The Company's supply of properties includes several thousand parcels that are available or could be made available for sale within the next few years (without including properties currently leased by the Company to tenants). In order to enhance the value of certain properties and facilitate their disposition, the Company has in the past and may in the future participate with others in the development of such properties by contributing the property and funding to joint ventures or other entities, participating in sale and leaseback arrangements and engaging in other transactions that do not involve immediate cash proceeds.

EMPLOYEES AND LABOR

  Labor and related expenses accounted for approximately 40 percent of the Company's railroad operating expenses in 1993. At December 31, 1993, the Company employed 16,894 persons, which represents a reduction of approximately 3,525 from January 1, 1993 (including a reduction of over 2,785 employees achieved from July 1, 1993 through December 31, 1993). SPRC expects to further reduce the number of its employees (both labor and management) by approximately 900 employees through 1994 (a substantial portion of which will come from the Company), subject to certain temporary increases from time to time. These reductions resulted from attrition and voluntary separations, severance, early retirement programs and furloughs.

  At December 31, 1993, approximately 86 percent of the Company's railroad employees were covered by collective bargaining agreements with railway labor organizations that are organized along craft lines, where employees are grouped together by job and historical practice. Historically, many collective bargaining agreements in the railroad industry have been negotiated on a nationwide basis with the national railways represented by a bargaining committee.

  Labor relations in the railroad industry are subject to extensive governmental regulation under the RLA. The most recent national collective bargaining agreements with the major railway labor organizations and the railroads, including the Company, expired in 1988, and negotiations failed to resolve the wage and work rule issues. After various presidential and legislative actions in 1991, because of its constrained financial condition, the Company was authorized to negotiate separately with certain of its employee unions, rather than on a nationwide basis with the railroads being represented by a bargaining committee, as is typically the case. These negotiations resulted in wage rates that are lower than the national rates for most of the Company's union employees and relieved the Company of the requirement to make certain lump sum payments to employees. These concessions represent a substantial savings to the Company in terms of the labor costs it would have otherwise incurred. In total, new agreements covering over 15,400 union employees of SPRC have been reached. In addition, the Company was able to avoid the establishment of reserve boards (employees who are paid a percentage of salary but stay at home awaiting recall) on all of the Company's lines except the Western Lines, in connection with reductions in its train crew size from three to two.

  On November 16, 1993 the Company's employees ratified a new four-year labor agreement with the United Transportation Union, which represents approximately 2,300 trainman and switchmen on the Company's Western Lines. The agreement provided for a reduction of 210 surplus employees, the elimination of the reserve board for the Western Lines, and a wage freeze through the end of 1997. As a result, the Company became the only Class I railroad without reserve boards for any of its lines. Also in November 1993, the Company withdrew from the National Railway Labor Conference, indicating it would negotiate wage and work-rule agreements separately from any nationwide negotiations conducted by other Class I railroads.

  In total, new agreements covering all but approximately 150 union employees of the Company have been reached, most of which are open for modification in 1995, except that the agreement related to employees on the Company's Western Lines is open for modification in 1998. The Company will be required to renegotiate its labor agreements at those times.

  Wages for approximately half of the Company's employees covered by these new agreements (other than the agreement related to employees on the Company's Western Lines) are required to return to wage levels prevailing under nationwide railway collective bargaining agreements in 1995. Wages for the other employees covered by the new agreements (including the Western Lines) do not require restoration to national wage levels and will be subject to resolution in the next round of negotiations scheduled to begin in late 1994 (1997 for the Western Lines). No assurance can be given as to the terms of any of the Company's new agreements. In addition, all of the Company's labor agreements (except for the agreement related to employees on the Company's Western Lines) provide for cost of living increases on a semi-annual basis beginning July 1, 1995. The additional cost to the Company of these automatic increases could be substantial.

  In 1992, the Company completed the reduction of all through freight train crew sizes to an engineer and one conductor (instead of an engineer and two or three train service employees) on all of its lines. Through arbitration the Company was also able to settle certain issues relating to surplus employees, resulting in, among other things, the Company's exemption from the establishment of reserve boards on all lines except the Western Lines. As part of the Company's labor agreement relating to the Western Lines entered into in November 1993, the Company is now exempt from the establishment of reserve boards on all of its lines. As a result of its arbitration efforts and its recent labor agreement with respect to the Western Lines, 307 employees accepted voluntary severance effective April 1992 and an additional 210 employees accepted voluntary severance effective by the end of 1993, at an aggregate cost to the Company of approximately $37 million.

  Under the RLA, labor agreements are renegotiated when they become open for modification, but their terms remain in effect until new agreements are reached. Typically neither management nor labor is permitted to take economic action until extended procedures are exhausted.

  Railroad industry personnel are covered by the Railroad Retirement Act ("RRA") instead of the Social Security Act. Employer contributions under the RRA are currently substantially higher than those under the Social Security Act and may rise further because of the increasing proportion of retired employees receiving benefits relative to the number of working employees.

  Railroad industry personnel are also covered by the Federal Employer's Liability Act ("FELA") rather than by state workers' compensation systems. FELA is a fault-based system, with compensation for injuries settled by negotiation and litigation. By contrast, most other industries are covered under state-administered no-fault plans with standard compensation schedules.

GOVERNMENTAL REGULATION

  The Company is subject to environmental, safety, health and other regulations generally applicable to all businesses. In addition, the Company, like other rail common carriers, is subject to regulation by the ICC, the Federal Railroad Administration, state departments of transportation and some state and local regulatory agencies.

  The ICC has jurisdiction over, among other things, rates charged by rail carriers for certain traffic movements, service levels, car rental payments and issuance or guarantee of railroad securities. It also has jurisdiction over the situations and terms under which one railroad may gain access to another railroad's traffic or facilities, extension or abandonment of rail lines, consolidation, merger or acquisition of control of rail common carriers and of other carriers by rail, and labor protection provisions in connection with the foregoing. Its power to exercise its jurisdiction is limited in certain circumstances. The Federal Railroad Administration has jurisdiction over railroad safety and equipment standards. State and local regulatory agencies also have jurisdiction over certain local safety and operating matters and these agencies are becoming more aggressive in their exercise of jurisdiction. State legislatures also recently have enacted new laws that are intended to regulate railroads more extensively.

  Government regulation of the railroad industry is a significant determinant of the competitiveness and profitability of railroads. Deregulation of certain rates and services under the Staggers Act has substantially increased the flexibility of railroads to respond to market forces, while the deregulated environment has resulted in highly competitive and steadily decreasing rates. Various interests have sought and continue to seek reimposition of government controls on the railroad industry in areas deregulated in whole or in part by the Staggers Act. Additional regulation, changes in regulation and re-regulation of the industry through legislative, administrative, judicial or other action could materially affect the Company.

COMPETITION

  The Company's business is intensely competitive, with competition for freight traffic coming from other major railroads and motor carriers depending upon the particular market served. Principal railroad competitors include the Union Pacific Railroad Company ("Union Pacific") in the central corridor and The Atchison, Topeka and Santa Fe Railway Company ("ATSF") in the southern corridor. Competition with other railroads and modes of transportation is generally based on the rates charged, as well as the quality and reliability of the service provided. Some rail competitors have substantially greater financial and other resources than the resources of the Company. This factor and other competitive pressures have resulted in a downward pressure on rates. In addition, the consolidation in recent years of major western rail systems has resulted in particularly strong competition in the service territory of the Company among the Company's rail system, Union Pacific, ATSF and the Burlington Northern Railroad Company ("BN"). Further consolidation of its rail competitors could adversely affect the Company's competitive position. For example, such further consolidation could result from the acquisition of control of the Chicago and North Western Holdings Corp. by the Union Pacific if its pending application is approved by the ICC. Continuing competitive pressures and declining margins could have a material adverse effect on the Company's operating results.

  Certain segments of the Company's freight traffic, notably intermodal, face highly price sensitive competition from trucks, although improvements in railroad operating efficiencies are tending to lessen the truckers' cost advantages. Trucks are not obligated to provide or to maintain rights of way and they do not have to pay real estate taxes on their routes. In recent years, the trucking industry diverted a substantial amount of freight from the railroads as truck operators' efficiency over long distances increased. Because fuel costs constitute a larger percentage of the trucking industry's costs, declining fuel prices disproportionately benefit trucking operations as compared to railroad operations. Truck competition has also increased because of legislation removing many of the barriers to entry into the trucking business and allowing the use of wider, longer and heavier trailers and multiple trailer combinations in many areas.

  While deregulation of freight rates under the Staggers Act has enhanced the ability of railroads to compete with each other and alternate forms of transportation, the resulting intense competition has pushed rates downward. In addition, changes in the structure of governmental regulation could significantly affect the Company's competitive position and profitability.

  The railroad industry in general is susceptible to changes in the economic conditions of the industries and metropolitan areas that produce and consume the freight they transport. Because the end users of most of the freight shipped by the Company are primarily industrial and home consumers, and because the Company lacks a single large commodity base (such as grain or coal), changes in general economic conditions particularly affect the Company's operating results.

ENVIRONMENTAL MATTERS

  The Company's operations are subject to extensive federal, state and local regulation under environmental laws and regulations concerning, among other things, emissions to the air, discharges to waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. Inherent in the railroad operations and the real estate ownership and sales activity of the Company is the risk of environmental liabilities as a result of both current and past operations. The Company regularly transports chemicals and other hazardous materials for shippers, as well as using hazardous materials in its own operations. Environmental liability can extend to previously owned properties, leased properties and properties owned by third parties, as well as properties currently owned and used by the Company. Environmental liabilities can be asserted by adjacent landowners or other third parties in toxic tort litigation. Also, the Company has indemnified certain property purchasers as to environmental contingencies.

  In addition to costs incurred on an ongoing basis associated with regulatory compliance in its businesses, the Company may have environmental liability in three general situations. First, it might have liability for having disposed of wastes at waste disposal sites that are believed to pose threats to the public health or the environment. CERCLA imposes liability, without regard to fault or the legality of waste generation or of the original disposal, on certain classes of persons, including the current and certain prior owners or operators of the disposal site and persons that arranged for the disposal or treatment of hazardous substances found at the site at which problems are alleged to exist. CERCLA also authorizes the Environmental Protection Agency ("EPA"), the states and in some circumstances third parties to take actions in response to public health or environmental threats and to seek to recover certain clean-up and legal costs they incur from the same classes of persons. Governmental authorities can also seek recovery for damages to natural resources. Second, under CERCLA and applicable state statutes, the current owner or operator of any real property, not just waste disposal sites, may incur liability for hazardous substances located on the property, or that have migrated to adjoining properties, even though such wastes were deposited by a prior owner, operator or tenant. A former owner or operator of real property may incur liability for hazardous substances located on the property even though such wastes were deposited by another owner, operator or tenant; and a former owner or operator of real property may incur liability after the sale of the property for hazardous wastes disposed on the property during the time that it owned, operated or leased the property. The third general area is that associated with the accidental release of hazardous materials or substances during a transportation incident, such as a derailment. Federal, state and local laws and regulations may impose (again, without regard to fault), requirements for clean-up of contaminated soils and surface or groundwater resulting from a derailment; and there may also be long-term monitoring requirements to evaluate the impacts on the environment and natural resources. Certain federal and state laws also require that the discharger of hazardous substances reimburse agencies for certain costs in responding to a hazardous materials incident (also without regard to fault). In addition, adjacent land owners or other third parties sometimes initiate toxic tort litigation against the type of sites described above.

  State and local agencies, particularly in California where the Company has extensive operations, have become increasingly active in the environmental area. The increased regulation by multiple agencies can be expected to increase the Company's future environmental costs. In particular, properties under federal and state scrutiny frequently result in significant clean-up costs and litigation expenses related to a party's clean-up obligation.

  The Company has made and will continue to make substantial expenditures relating to the assessment and remediation of environmental conditions on its properties, including properties held for sale. During 1993 and 1992 the Company spent approximately $16.2 million and $15.7 million, respectively, relating to the assessment and remediation of environmental conditions of operating properties and non-operating properties not held for sale, excluding the effects of the 1991 derailment at Dunsmuir, California. In 1993 and 1992, the Company also incurred and expensed approximately $12.4 million and $17.6 million, respectively, for environmental matters relating to properties held for sale. Costs associated with environmental remediation of properties held for sale may be deferred to the extent such costs, together with estimated future costs and the existing cost basis of the property do not exceed, in the aggregate, the amount expected to be realized upon sale.

  In assessing its potential environmental liabilities, the Company typically causes ongoing examinations of newly identified sites and evaluations of existing clean-up efforts to be performed by environmental engineers employed both by it and by consulting engineering firms. These assessments, which usually consider a combination of factors such as the engineering reports, site visits, area investigations and other steps, are reviewed periodically by counsel. The Company's analysis includes, among other things, the number of potentially responsible parties ("PRPs") at many sites that the Company considers to be financially viable participants with the Company; considerations such as the estimated allocation of liability among such PRPs, the selected method of remediation, the timing of work, the effect of inflation, the ability to recover costs from former and current insurance carriers and the development of new remediation technologies; information contained in the Company's historical, operating and compliance files; regulatory guidelines and the regulatory comment and approval process; information contained in regulatory agency files regarding certain sites; settlements made at some sites; the volume and nature of wastes attributable to the Company at certain sites; and decisions that have been made regarding clean-up at some of the sites.

  The Company owns or previously owned two properties and has a partial interest in four properties that are on the national priorities list ("NPL") under CERCLA, the federal "superfund" statute. The Company has been informed that it is or may be a PRP, together with multiple other PRPs, with respect to the remediation of eight other properties on such list. Certain other Company properties are included on lists of sites maintained under similar state laws. Inclusion of a site on such lists would allow federal or state "superfund" monies to be spent on clean-up at the sites if PRPs do not perform the clean-up. The law governing "superfund" sites provides that PRPs may be jointly and severally liable for the total costs of remediation. In some instances, liability may be allocated through litigation or negotiation among the PRPs based on equitable factors, including volume contribution. Of its properties, including the NPL and PRP properties described above, the Company has only three sites that individually involved future cost estimates for environmental matters as of December 31, 1993 in excess of $5 million. None of such estimates exceeded $10 million at that date.

  The Company's total costs for its environmental matters cannot be predicted with certainty; however, the Company has accrued reserves for environmental matters with respect to operating and non-operating properties not held for sale, as well as certain properties previously sold, based on the costs estimated to be incurred when such estimated amounts (or at least a minimum amount) can be reasonably determined based on information available. At December 31, 1993 and 1992, the Company had accrued reserves for environmental contingencies of $58.8 million and $67.8 million, respectively. Based on the Company's assessments described above, other available information and the amounts of the Company's established reserves, management does not believe that disposition of environmental matters known to the Company will have a material adverse effect on the Company's financial condition. However, there can be no assurance that material liabilities or costs related to environmental matters will not be incurred in the future. See Note 12 to the Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

  Union Pacific--Missouri Pacific, Western Pacific Control; ICC Finance Docket No. 30,000, 366 ICC 462 (October 20, 1982). On October 20, 1982, the ICC
approved the consolidation of Union Pacific, Missouri Pacific Railroad Company ("MP") and Western Pacific Railroad Company, over vigorous opposition of SPT and others. As a condition to its approval, the ICC awarded SSW trackage rights to operate over the MP lines between Kansas City and St. Louis, which operations commenced on January 6, 1983. The ICC's initial decision did not fix the compensation SSW would pay for the trackage rights.

  In a series of decisions the ICC set forth new principles to govern the computation of the "rent" portion of the trackage charges (payment for maintenance expenses has not been a major issue). Court appeals from those decisions were concluded, and Union Pacific filed a collection action for rent in Federal District Court. Union Pacific claims approximately $60 million (including interest) as of December 31, 1993, representing Union Pacific's calculation of the effect of the ICC decisions. SPT has contested the amount claimed as overstated, and further has asserted that Union Pacific failed to provide the service ordered by the Commission, specifically, equal treatment of the trains of the two companies on the trackage rights lines, a different issue from the previously-litigated issue of rent. On October 29, 1993, the ICC issued an order holding in abeyance, pending action from the District Court, SPT's petition to modify or further interpret its order. On December 6, 1993, the District Court dismissed Union Pacific's action without prejudice. Union Pacific requested the District Court reconsider and set aside its decision; and on March 14, 1994, the District Court vacated its order dismissing Union Pacific's complaint. The amount that SPT may ultimately owe Union Pacific will be substantial, but management has made provision that it believes to be adequate for this matter in current liabilities in its financial statements.

  1991 Dunsmuir Derailment. In July 1991, a derailment near Dunsmuir, California resulted in the escape from a tank car of metam sodium (a weed killer) into the Sacramento River. The derailment allegedly resulted in environmental damage, particularly the loss of fish, plants and other organisms in approximately 38 miles of the Sacramento River. Certain individuals and businesses have alleged that they incurred costs or damages for medical expenses, personal injuries, property damage and other losses resulting from the incident.

  Originally there were approximately 46 lawsuits by private plaintiffs pending against SPT and others in connection with the July 1991 derailment. Most of these cases were consolidated before a single judge in San Francisco Superior Court and certified as class actions. After the certification, approximately 3,350 claimants completed claims forms as members of the class. In June 1993, the class action plaintiffs and SPT entered into an agreement to settle the class action litigation and, on September 17, 1993, the coordinating trial judge issued his final approval of that settlement agreement. Under the terms of the agreement the class action plaintiffs and their counsel will receive a total of $14 million from SPT and the other remaining defendants

(GATX, Huber, Trinity Chemical and Transmatrix). Thirteen class action plaintiffs have filed timely appeals. Unless settled earlier, the appeals will be determined by the California Court of Appeals for the First District. The only remaining civil cases arising from the derailment involve six personal injury-only cases against SPT of which four have been brought by class members who opted out of the class and are pursuing their individual claims.

  In addition, the State of California and the United States filed separate suits against SPT and other parties in the United States District Court in Sacramento, California. The State asserted claims for natural resource damages under federal and state environmental statutes and state common law, civil penalties under state statutory law and requests injunctive relief. The federal suit asserted claims for natural resource damages, penalties, recovery of costs, and other relief under federal environmental statutes and for damages pursuant to theories of common law negligence and ultrahazardous activity liability. Several environmental and angling advocacy groups intervened in the federal suit, seeking both injunctive relief and the creation of a fund to cover environmental restoration costs. Prior to the institution of the State and federal cases, SPT instituted litigation in the United States District Court in Los Angeles against the State, the United States and private parties (including the manufacturer of the metam sodium and the manufacturer of the tank car), seeking declaratory relief with respect to issues of potential CERCLA liability and damages and other relief against certain potentially responsible private parties involved in the incident. By judicial directive and by stipulation of the parties, all claims between and among the parties were transferred to the United States District Court in Sacramento, California. In late 1993, that court stayed all litigation among the parties to facilitate settlement negotiations. Those negotiations recently culminated in a settlement between the governments and all defendants in the form of two consent decrees that were lodged with the federal court on March 14, 1994. The consent decree provides that the Company will pay $30 million and the other defendants collectively will pay $8 million in settlement of all of the government claims. The settlement, however, is subject to the condition that the intervenors' claims are dismissed with prejudice and the court approves the consent decrees after public comment. The governments and the Company have filed supplemental motions to dismiss the intervenors' claims, which the Company expects will be decided shortly. If the motions to dismiss are granted, and the court approves the consent decrees after public comment, the settlement will be final and the litigation terminated, except for any appeals. The California Public Utilities Commission also instituted an investigation into the causes of the derailment.

  While the total amount of damages and related costs cannot be determined at this time, SPT is insured against most types of damages and related costs involved with the Dunsmuir derailment to the extent they exceed $10.0 million. As of December 31, 1993, SPT had paid approximately $44.7 million related to the Dunsmuir derailment, of which $12 million was charged to expense primarily to cover the $10 million deductible. The balance has been or is in the process of being collected from insurance carriers. As of December 31, 1993, approximately $24.9 million had been recovered by SPT from insurers. SPT expects to recover substantially all additional damages and costs under its insurance policies (including amounts payable pursuant to the settlement of private suits described above, as well as amounts payable pursuant to settlement of the federal court action described above, except for $750,000 which constitutes penalties). As a result, disposition of these matters is not expected to have a material adverse effect on the Company's financial condition.

  Houston--Metro. In 1992, SPT received $45 million from the sale of property to the Metropolitan Transit Authority (Metro) in Houston, Texas. SPT believes that the contract of sale in 1992 also requires Metro to acquire an additional $30 million of SPT right-of-way properties. Metro, on the other hand, has indicated that it believes an adjustment or credit should be made with respect to the purchase price for the property it already purchased. Negotiations between SPT and Metro to resolve the matter have been unsuccessful. On March 29, 1994, SPT filed a lawsuit in the U.S. District Court in Houston, Texas seeking damages and/or specific performance in connection with Metro's decision not to purchase the additional $30 million of SPT right-of-way properties and further seeking a declaratory judgment that SPT is not required to refund any amounts to Metro under the 1992 sales contract. On the same day, Metro filed a lawsuit in the U.S. District Court in Houston, Texas seeking a refund from SPT of $19.7 million under the 1992 sales contract between SPT and Metro.

  General. SPT is involved in certain income tax cases relating to prior periods, but pursuant to an agreement with SPT's former parent as part of the Company's acquisition of SPT, the former parent has assumed the liability for any adjustments to taxes due or reportable on or before October 13, 1988, the date of acquisition. Accordingly, the Consolidated Financial Statements of the Company do not make provision for any taxes and interest of SPT that may have been due or reportable relating to periods ending on or before October 13, 1988.

  Although the Company has purchased insurance, the Company has retained certain risks (consisting principally of a substantial deductible per occurrence) with respect to losses for third-party liability and property claims. In addition, various claims, lawsuits and contingent liabilities are pending against the Company. Management has made provisions for these matters which it believes to be adequate. As a result, the ultimate disposition of these matters is not expected to have any material adverse effect on the Company's financial condition.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  All issued and outstanding Common Stock of the Company is owned by SPRC.

  No dividends were declared or paid in 1993, 1992 or 1991. As of December 31, 1993, there were certain restrictions on the payment of dividends by the Company and net worth covenants. See Notes 6 and 8 to the Consolidated Financial Statements.

  The advances to SPRC of $684.2 million at December 31, 1993 are not interest bearing. It is anticipated that the Company will make dividend payments or advances in the future to SPRC in order for SPRC to meet its debt service obligation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in connection with the Consolidated Financial Statements and related Notes.

RESULTS OF OPERATIONS

 Year Ended December 31, 1993 Compared to Year Ended December 31, 1992

  The Company had a net loss of $204.8 million for 1993 compared to a net income of $109.5 million for 1992. The 1993 amount includes a $98.9 million after-tax charge for the cumulative effect of a change in accounting for post-retirement benefits other than pensions under Statement of Financial Accounting Standards ("FAS") No. 106 adopted by the Company effective January 1, 1993. See "--Accounting Matters." The Company had an operating loss of $53.9 million for 1993 compared to an operating loss of $24.7 million for 1992. Operating results for 1993 were adversely affected by severe weather and flooding in certain western states during the first quarter of the year and in certain midwestern states during the third and fourth quarters of the year. In addition, the Company experienced a significant decline in automotive shipments, a shortage of power due to a temporary reduction in the number of locomotives leased by the Company and a slower than anticipated recovery in certain segments of the economy. The Company addressed the power shortage by continuing to lease additional locomotives on a short-term basis. Management of SPRC estimates that the midwest floods in the second half of 1993, which caused delays, detours and additional repair costs, resulted in additional costs and revenue shortfalls of approximately $60 million to $65 million for 1993, much of which occurred on Company-owned and used rail lines. The foregoing estimate is based on a number of assumptions and the actual amount of additional costs and revenue shortfalls is uncertain. Partially offsetting an increase in operating expenses for 1993 were reduced joint facility rent expense of approximately $10.0 million as a result of the negotiated settlement of a joint facility case, as well as reduced property tax expense of approximately $16.7 million due to revised state property tax assessments and to the favorable settlement of prior years' disputed property taxes in California.

  Operating Revenues. In 1993, railroad operating revenues increased $14.8 million compared to 1992. Railroad freight operating revenues increased $26.6 million primarily due to increased intermodal and coal carloads partially offset by decreased automobile and food and agricultural carloads. Other railroad revenues (primarily passenger, switching and demurrage) decreased $11.8 million compared to 1992. Passenger revenues decreased because the Company discontinued operating commuter service in 1992, following the sale of the Company's peninsula corridor in the San Francisco Bay Area (the "Peninsula Corridor"). There was a similar decrease in commuter operating expense. Partially offsetting this decline were increased demurrage and other incidental revenues associated with increased traffic volume. For 1993, carloads increased
3.8 percent and revenue ton-miles increased 6.9 percent compared to 1992. The average freight revenue per ton-mile declined by 5.4 percent compared to 1992 due to continued competitive pressures on rates and changes in traffic to lower revenue per ton-mile commodities and routes. In 1993 lower than average revenue per ton-mile coal traffic carloads increased by 39.5 percent, while higher than average revenue per ton-mile automobile traffic carloads decreased by 30.0 percent principally due to a plant closing and the loss of a major contract, contributing to the decline in average freight revenue per ton-mile.

  The following table compares traffic volume (in carloads), gross freight revenues (before contract allowances and adjustments) and gross freight revenues per carload by commodity group for 1993 compared to 1992.

                  CARLOAD AND GROSS FREIGHT REVENUE COMPARISON
                     YEARS ENDED DECEMBER 31, 1993 AND 1992

                                                                                 GROSS FREIGHT
                                 CARLOADS           GROSS FREIGHT REVENUES    REVENUE PER CARLOAD
                         ------------------------ -------------------------- ----------------------
                          1993    1992   % CHANGE   1993     1992   % CHANGE  1993   1992  % CHANGE
                         ------- ------- -------- -------- -------- -------- ------ ------ --------
                         (IN THOUSANDS)           (DOLLARS IN MILLIONS, EXCEPT REVENUE PER CARLOAD)
Intermodal..............   600.8   541.9   10.9%  $  706.4 $  640.3   10.3%  $1,176 $1,182   (0.5)%
Chemical and petroleum
 products...............   355.4   362.0   (1.8)     598.0    581.6    2.8    1,683  1,607    4.7
Food and agricultural
 products...............   244.9   246.1   (0.5)     352.9    357.9   (1.4)   1,441  1,454   (0.9)
Coal....................   119.4    85.6   39.5      100.2     80.2   24.9      839    937  (10.5)
Forest products.........   219.5   207.6    5.7      362.8    358.6    1.2    1,653  1,727   (4.3)
Metals and ores.........   144.6   147.6   (2.0)     199.6    204.5   (2.4)   1,380  1,386   (0.4)
Construction materials
 and minerals...........   147.6   144.3    2.3      134.2    131.6    2.0      909    912   (0.3)
Automotive..............    64.2    91.7  (30.0)     122.4    198.2  (38.2)   1,907  2,161  (11.8)
                         ------- -------          -------- --------
 Total.................. 1,896.4 1,826.8    3.8%  $2,576.5 $2,552.9    0.9%  $1,359 $1,397   (2.7)%
                         ======= =======          ======== ========

  . Both segments of the intermodal business, container-on-flatcar ("COFC") and trailer-on-flatcar ("TOFC"), contributed to the increase in 1993 intermodal volume and revenue over 1992 levels. COFC growth primarily came from increased business with major steamship customers and increases in domestic doublestack business. TOFC volumes grew primarily as a result of increased business with motor carriers.

  . Chemical and petroleum products carloads were down 1.8% in 1993 due to reduced demand by Company-served plastics shippers, a corresponding reduction in plastic feedstocks, reduced carloads of soda ash and crude oil and completion of an environmental waste contract in 1992. Revenue per carload increased due to an increase in long-haul traffic and yield improvement strategies, particularly in plastics.

  . Coal carloads and revenue increased in 1993 due in large part to the United Mine Workers strike affecting eastern mine operations between June and December 1993, which increased demand for coal from Company-served mines. The strike was settled in December 1993. The increased coal carloads and revenues in 1993 were also due to strong summer demand by utilities and continued demand for western coal to be used in utility test burns. The Company expects that settlement of the coal strike, which was a significant factor in the increase in coal carloads and revenues in 1993, will result in reductions or eliminations of coal shipments for certain customers, but the Company cannot predict the effect of such settlement on total coal carloads in the future.

  . Carload volume in forest products increased in 1993 through growth in shipments of paper products, while lumber product carloadings maintained 1992 levels primarily due to weak construction markets. Revenue for forest products grew at a slower rate than carloads due to a reduction in revenue per carload which was brought about by changes in product and market mix.

  . Automobile traffic declined in 1993 as compared to 1992 because of the closing of a General Motors plant in California and the loss of a contract for transportation of finished automobiles.

  Operating Expenses. Railroad operating expenses for 1993 increased $41.6 million, or 1.7 percent, compared to 1992. Management of SPRC estimates that approximately $50 million to $55 million of increased operating expenses were associated with the severe flooding that occurred in the midwest during the third and fourth quarters of 1993, much of which occurred on Company-owned and used rail lines.

The foregoing estimate is based on a number of assumptions and the actual amount of additional operating expenses is uncertain. Equipment rental costs and fuel costs also increased in 1993, while labor and fringe benefits costs and materials and supplies costs decreased in 1993 compared to 1992 as discussed below.

  The following table sets forth a comparison of the Company's operating expenses for 1993 and 1992.

                     RAILROAD OPERATING EXPENSE COMPARISON
                     YEARS ENDED DECEMBER 31, 1993 AND 1992

                                                    1993       1992    % CHANGE
                                                 ---------- ---------- --------
                                                 (DOLLARS IN MILLIONS)
Labor and fringe benefits....................... $  1,013.0 $  1,037.7   (2.4)%
Fuel............................................      212.6      197.8    7.5
Materials and supplies..........................      161.6      189.5  (14.7)
Equipment rental................................      325.5      283.2   14.9
Depreciation and amortization...................      228.2      227.2    0.4
Other...........................................      604.1      568.0    6.4
                                                 ---------- ----------
  Total......................................... $  2,545.0 $  2,503.4    1.7%
                                                 ========== ==========

  . Labor and fringe benefit expenses decreased $24.7 million, or 2.4 percent, for 1993 compared to 1992. At December 31, 1993 Company employment had substantially declined compared to December 31, 1992, primarily due to a decline in roadway maintenance employees during the last four months of 1993 resulting in reduced labor costs for day-to-day repair and maintenance activities, as well as to a decline in transportation employees in December 1993 resulting from the November 1993 ratification of a UTU agreement. During 1993, train crew starts declined by 2.1 percent compared to 1992, even though adversely impacted by the midwest floods in the third and fourth quarters of 1993, contributing to the overall decline in labor costs. In addition, included in the expense reduction above is reduced payroll tax expense due to reduced employment and the elimination in 1993 of the railroad unemployment insurance repayment tax.

  . Fuel expense increased $14.8 million, or 7.5 percent, due primarily to increased fuel consumption associated with increased traffic volume, partially offset by a 2.1 percent decline in the average cost per gallon of fuel from $.61 in 1992 to $.59 in 1993.

  . Materials and supplies expenses decreased $27.9 million, or 14.7 percent, for 1993 compared to 1992 due primarily to reduced running repairs on locomotives, reduced roadway repair and maintenance activity, the use of recycled and reconditioned second-hand materials, as well as to reduced purchases of material during the first quarter of 1993 in response to reduced revenues in that quarter compared to 1992. There was also a $5.0 million non-recurring inventory adjustment during 1993. During the year, the Company rebuilt or performed heavy repairs on 203 locomotives compared to heavy repairs on 141 locomotives in 1992. Costs associated with the rebuilding of 60 locomotives in 1993 were capitalized.

  . Equipment rental costs increased $42.3 million, or 14.9 percent, due to a combination of the effects of the midwest floods causing increased equipment cycle time and increased short-term locomotive lease costs associated with increased traffic volume and a shortage of locomotives in certain areas. Included in the increase is a $19.1 million increase in net car hire, and a $13.4 million increase in locomotive lease costs over 1992.

  . Depreciation and amortization expense increased $1.0 million, or 0.4 percent, due primarily to an increased depreciable property base in 1993.

  . Other expenses increased $36.1 million, or 6.4 percent, for 1993 compared to 1992. This category of expense includes purchased repairs and services, joint facility rent and maintenance costs, casualty costs and property and other taxes. The 1993 increase is due primarily to detour fees and joint facility maintenance and operations costs associated with the midwest floods which SPRC estimated to be approximately $27 million, much of which occurred on Company-owned and used rail lines. The foregoing estimate is based on a number of assumptions and the actual amount of additional flood-related costs is uncertain. Also showing an increase for 1993 were casualty costs (due in part to the fact that 1992 casualty costs were reduced by insurance recoveries received with respect to claims accrued in 1992 and prior years), environmental cost accruals, data processing equipment rental costs as well as an increase in taxes on fuel beginning in the fourth quarter of 1993. Partially offsetting the expense increases in this category were reduced joint facility rent expense of approximately $10.0 million as a result of the negotiated settlement of a joint facility case earlier in the year, as well as reduced property tax expense of approximately $16.7 million due to revised state property tax assessments and to a favorable settlement of prior years' disputed property taxes in California.

  Other Income and Interest Expense. Other income in total was $8.6 million in 1993 compared to $292.1 million in 1992, a decrease of $283.5 million. Gains on sales of property and real estate decreased $276.8 million to a total of $24.5 million in 1993. Rental income increased $3.7 million due in part to non-recurring rental income associated with a fiber optic conduit easement with Southern Pacific Telecommunications Company ("SP Telecom"). Interest income remained relatively stable with a decrease of $0.6 million during 1993. The remaining portion of other income was an expense of $41.1 million in 1993 compared to an expense of $31.3 million in 1992, an increased expense of $9.8 million. This increase is due in part to the write-off of $12.3 million of deferred loan costs and to increased expenses of $10.6 million in 1993 associated with the sale of accounts receivable which were partially offset by reduced expenses associated with properties held for sale. In addition, in November 1993, the Company received $27.1 million in cash from SP Telecom in full redemption of the SP Telecom preferred stock owned by the Company plus accrued dividends on the preferred stock, resulting in other income of $14.9 million. Interest expense was $101.5 million in 1993 compared to $89.2 million in 1992, an increase of $12.3 million due primarily to a higher level of outstanding debt during 1993.

ENERGY TAX

  On August 10, 1993, the President signed into law legislation which imposes a tax on certain fuels. The tax is expected to increase the Company's fuel costs for 1994 by approximately $10 million to $15 million. However, certain of the Company's freight contracts have escalation clauses that would help to offset such increased fuel costs. The Company also posted certain rate increases effective October 1, 1993 that represent a surcharge intended to mitigate the impact of the fuel tax.

INFLATION

  In prior years, the Company has experienced increased costs due to the effect of inflation on the cost of compensation and benefits, and in the replacement of or additions to property and equipment. A portion of the increased labor costs directly affects expenses through increased operating costs. Fuel costs have fluctuated with market conditions and have directly affected operating results. Operating efficiencies have, however, partially offset this impact. Competition and other market factors have adversely affected the Company's ability to price services to fully recover cost increases. Certain of the wage agreements obtained in 1991, 1992 and 1993 have reduced the effects of inflation on future operating costs until they expire and become subject to renegotiation in 1995 (1998 with respect to the agreement covering the Western Lines).

ACCOUNTING MATTERS

  In 1991, the Company recorded the 1991 Special Charge of $270.0 million. The 1991 Special Charge provided for employee separation and relocation related primarily to labor agreements reached in 1991, sale, lease or abandonment of low density lines, restoration and clean-up costs and certain legal matters. See Note 2 to the Consolidated Financial Statements included elsewhere herein.

  The Company adopted FAS 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" effective January 1, 1993, thus incurring an after-tax charge of $98.9 million for the cumulative effect of change in accounting principle relating to the Company's retiree welfare plan. The Company has amended its retiree benefit policies and estimates that its liability for such retiree benefits at January 1, 1993 was approximately $160.1 million before tax, after reflecting these policy amendments. See Note 10 to the Company's Consolidated Financial Statements included elsewhere herein.

  In February 1992, FAS 109 "Accounting for Income Taxes" was issued. Through December 31, 1992, the Company accounted for income taxes under the asset and liability method prescribed by FAS 96, "Accounting for Income Taxes". Management adopted FAS 109 prospectively in the first quarter of 1993. The impact of adoption of FAS 109 did not have a material effect on the Company's Consolidated Financial Statements.

  Under both FAS 96 and FAS 109, deferred tax liabilities and assets are recorded based on the enacted income tax rates which are expected to be in effect in the periods in which the deferred tax liability or asset is expected to be settled or realized. A change in the tax laws or rates results in adjustments to the deferred tax liabilities and assets. The effect of such adjustments shall be included in income in the period in which the tax laws or rates are changed.

  In November 1992, FAS 112 "Employers' Accounting for Postemployment Benefits" was issued. FAS 112 requires employers to recognize the obligation to provide benefits to former or inactive employees after employment but before retirement, if certain conditions are met. The initial effect of applying FAS 112 is to be reported as the effect of a change in accounting method and previously issued financial statements are not to be restated. The Company will adopt FAS 112 and take a pre-tax charge of approximately $6.6 million in the first quarter of 1994 as required by FAS 112. See Note 1 to the Company's Consolidated Financial Statements included elsewhere herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The consolidated financial statements, including supplementary data, and accompanying report of independent auditors are listed in the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules filed as part of this annual report.

  SSW, a 99.9% owned subsidiary of SPT has not filed an annual report on Form 10-K by reason of its guarantee of the Senior Secured Notes of SPT because:

    (a) summarized financial information concerning SSW as required by Rule 1-02(aa) of Regulation S-X is contained in Note 16 to SPT's Consolidated Financial Statements on pages F-22 to F-24; and

    (b) SPT and SSW are jointly and severally liable with respect to the Senior Secured Notes and the aggregate of total assets, net earnings and net equity of SPT and SSW constitute a substantial portion of the total assets, net earnings and net equity of SPT on a consolidated basis.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  A. Documents filed as part of this report:

    1. Financial statements and schedules:

      The financial statements, financial statement schedules and accompanying report of independent auditors are listed in the Index to Financial Statements and Financial Statement Schedules filed as part of this Annual Report.

    2. Exhibits:

  3.1 Southern Pacific Transportation Company Composite Certificate of
      Incorporation (incorporated by reference to Exhibit 3A to the Company's
      Annual Report on Form 10-K for the year ended December 31, 1980).
  3.2 Certificate of Amendment of Certificate of Incorporation of the Company dated April 1, 1989 (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31,
      1989).
  3.3 Certificate of Amendment of Certificate of Incorporation of the Company dated August 9, 1993.
  3.4 By-laws of the Company, as adopted October 13, 1988 (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988).
  4.2 Debt Instruments: The Company is not filing any instruments evidencing indebtedness because the total amount of securities authorized under any single such instrument does not exceed 10% of the Company's total assets.
      The registrant agrees to provide the Commission upon request copies of instruments defining the rights of holders of long-term debt of the registrant and its subsidiaries for which consolidated financial statements are required to be filed with the Commission.
 10.1 Receivables Purchase Agreement between the Company and Rio Grande
      Receivables, Inc. dated as of November 1, 1989 (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1989).
 10.2 Receivables Purchase Agreement between St. Louis Southwestern Railway
      Company and Rio Grande Receivables, Inc. dated as of November 1, 1989
      (incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1989).
 10.3 The Denver and Rio Grande Western Railroad Company Benefit Protection
      Agreement with William J. Holtman dated August 11, 1989 (incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the year ended December 31, 1989).*
 10.4 Southern Pacific Transportation Company Benefit Protection Agreement with
      E.L. Johnson dated August 17, 1989 (incorporated by reference to Exhibit
      10.11 of the Company's Annual Report on Form 10-K for the year ended
      December 31, 1989).*
 10.5 1990 Incentive Compensation Plan of Southern Pacific Transportation
      Company (incorporated by reference to Exhibit 10.12 of the Company's
      Annual Report on Form 10-K for the year ended December 31, 1989).*
 10.6 Rio Grande Industries, Inc. (SPRC's former name) 1990-1994 Long Term
      Earnings Growth Incentive Plan as adopted by Board of Directors of SPRC on May 23, 1990 (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the year ended December 31,
      1990).*

  10.7 Southern Pacific Rail Corporation Employment Agreement with E.L. Moyers dated July 16, 1993 (previously filed as Exhibit 10.14 to SPRC's
       Registration Statement on Form S-1 which was initially filed on May 12, 1993 (File No. 33-62608), and incorporated by this reference).*
  10.8 Southern Pacific Transportation Company Supplemental Retirement Benefit for D.M. Mohan dated March 25, 1993 (incorporated by reference to
       Exhibit 10.18 of the Company's Annual Report on Form 10-K for the year ended December 31, 1992).*
  10.9 Southern Pacific Transportation Company Pension and Benefit Agreement with W.J. Holtman dated December 9, 1992 (incorporated by reference to
       Exhibit 10.19 of the Company's Annual Report on Form 10-K for the year ended December 31, 1992).*
 10.10 1993 Incentive Compensation Plan of Southern Pacific Transportation
       Company (incorporated by reference to Exhibit 10.20 of the Company's
       Annual Report on Form 10-K for the year ended December 31, 1992).*
 10.11 Rio Grande Industries, Inc. (the Company's former name) 1990-1994 Long
       Term Earnings Growth Incentive Plan (as amended and effective January 1,
       1993) as adopted by the Board of Directors of SPRC on January 27, 1993
       (incorporated by reference to Exhibit 10.21 of the Company's Annual
       Report on Form 10-K for the year ended December 31, 1992).*
 10.12 Form of Registration Rights Agreement (previously filed as Exhibit 10.19 to SPRC's Registration Statement on Form S-1 which was initially filed on May 12, 1993 (File No. 33-62608), and incorporated by this reference).
 10.13 Form of Corporate Matters Agreement (previously filed as Exhibit 10.20 to SPRC's Registration Statement on Form S-1 which was initially filed on May 12, 1993 (File No. 33-62608), and incorporated by this reference).
 10.14 Form of 1993 Equity Incentive Plan (previously filed as Exhibit 10.21 to
       SPRC's Registration Statement on Form S-1 which was initially filed on May 12, 1993 (File No. 33-62608), and incorporated by this reference).*
 10.15 Employment Agreement with Cannon Y. Harvey dated June 1, 1993
       (previously filed as Exhibit 10.15 to SPRC's Registration Statement on
       Form S-1 that was initially filed on December 17, 1993 (File No. 33-
       73116), and incorporated by this reference).*
 10.16 Employment Agreement with Thomas J. Matthews dated August 1, 1993
       (previously filed as Exhibit 10.16 to SPRC's Registration Statement on
       Form S-1 that was initially filed on December 17, 1993 (File No. 33-
       73116), and incorporated by this reference).*
 10.17 Southern Pacific Rail Corporation Agreement dated March 3, 1994
       (accepted March 7, 1994) with E.L. Moyers (incorporated by reference to
       Exhibit 10.17 to SPRC's Annual Report on Form 10-K for the year ended
       December 31, 1993).*
 21.1 Subsidiaries of the Company (previously filed as part of Exhibit 21.1 to the Registration Statement of SPRC on Form S-1 which was initially filed on December 17, 1993 (File No. 33-73116), and incorporated by this reference).

  The Registrant will furnish to a requesting security holder any Exhibit requested upon payment of the Registrant's reasonable copying charges and expenses in furnishing the Exhibit.
- --------
* Management contract or compensatory plan, contract or arrangement required to be filed as an Exhibit pursuant to Item 14(c).

  B. Reports on Form 8-K:

    The Company did not file any reports on Form 8-K during the three months ended December 31, 1993.

  C. Other Exhibits:

  No exhibits in addition to those previously filed or listed in Item 14(a)(3) are filed herein.

  D. Other Financial Statement Schedules:

  No additional financial statement schedules are required.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                             SOUTHERN PACIFIC TRANSPORTATION
                                                         COMPANY

                                                       /s/ B.C. Kane
                                          By: _________________________________
                                                         B.C. Kane
                                                        Controller
                                              (Principal Accounting Officer)
                                                   Date: March 24, 1994

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

Date: March 24, 1994
                                                   /s/ Edward L. Moyers
                                          By: _________________________________
                                                     Edward L. Moyers
                                                Chairman, President, Chief
                                              Executive Officer and Director
                                               (Principal Executive Officer)

Date: March 24, 1994
                                                   /s/ Robert F. Starzel
                                          By: _________________________________
                                                    Robert F. Starzel
                                                Vice Chairman and Director

Date: March 24, 1994
                                                    /s/ Donald C. Orris
                                          By: _________________________________
                                                     Donald C. Orris
                                                Executive Vice President--
                                            Distribution Services and Director

Date: March 24, 1994
                                                  /s/ Thomas J. Matthews
                                          By: _________________________________
                                                    Thomas J. Matthews
                                            Vice President--Administration and
                                                         Director

Date: March 24, 1994
                                                   /s/ Glenn P. Michael
                                          By: _________________________________
                                                     Glenn P. Michael
                                              Vice President--Operations and
                                                         Director

Date: March 24, 1994
                                                 /s/ Lawrence C. Yarberry
                                          By: _________________________________
                                                   Lawrence C. Yarberry
                                                 Vice President--Finance
                                              (Principal Financial Officer)

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                            AND SUBSIDIARY COMPANIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                           PAGE
                                                                           ----
 Report of Independent Auditors..........................................   F-1
 Consolidated Balance Sheets, December 31, 1993 and 1992.................   F-2
 Consolidated Statements of Operations for the Years Ended December 31,
  1993, 1992 and 1991....................................................   F-4
 Consolidated Statements of Stockholder's Equity for the Years Ended De-
  cember 31, 1993, 1992 and 1991.........................................   F-5
 Consolidated Statements of Cash Flows for the Years Ended December 31,
  1993, 1992 and 1991....................................................   F-6
 Notes to Consolidated Financial Statements, December 31, 1993...........   F-7
 Schedules:
    V.      Property and Equipment......................................   F-25
            Accumulated Depreciation and Amortization of Property and
    VI.     Equipment...................................................   F-26
    VIII.   Valuation and Qualifying Accounts and Reserves..............   F-27
    X.      Supplementary Income Statement Information..................   F-28

  All other schedules are omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

  Financial statements and summarized financial information of companies accounted for by the equity method have been omitted because considered in the aggregate, or individually, they would not constitute a significant subsidiary.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Southern Pacific Transportation Company:

  We have audited the accompanying consolidated balance sheets of Southern Pacific Transportation Company and Subsidiary Companies as of December 31, 1993 and 1992, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the years in the three year period ended December 31, 1993. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules V, VI, VIII and X as of and for the years ended December 31, 1993, 1992 and 1991. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern Pacific Transportation Company and Subsidiary Companies as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1993 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, as of and for the years ended December 31, 1993, 1992 and 1991, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

  As discussed in Note 1 to the financial statements, effective January 1, 1993 the Company changed its methods of accounting for income taxes and postretirement benefits other than pensions.

                                          KPMG Peat Marwick

San Francisco, California
February 17, 1994, except as to the
 third paragraph of Note 15, which is
 as of March 2, 1994

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                            AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                                DECEMBER 31,
                                                              -----------------
                                                                1993     1992
                                                              -------- --------
                                                                 (DOLLARS IN
                                                                  MILLIONS)
                           ASSETS
                           ------
CURRENT ASSETS
  Cash and cash equivalents (includes restricted cash of $5.4
   in 1993 and 1992)......................................... $   31.9 $   45.4
  Accounts receivable, net of allowance for doubtful accounts
   of $7.0 in 1993 and $7.6 in 1992 (Note 3).................    109.7    111.3
  Notes receivable from Rio Grande Receivables, Inc. (Note
   3)........................................................     24.1     14.7
  Other notes receivable.....................................      2.3      3.7
  Materials and supplies, at cost............................     46.5     44.1
  Other current assets.......................................     41.4     38.2
                                                              -------- --------
    Total current assets.....................................    255.9    257.4
                                                              -------- --------
PROPERTY, at cost (Notes 4, 6, 9 and 12)
  Roadway and structures.....................................  5,496.9  5,298.8
  Railroad equipment.........................................  1,612.2  1,556.1
  Other property.............................................    174.3    123.1
                                                              -------- --------
    Total property...........................................  7,283.4  6,978.0
  Less accumulated depreciation..............................  2,792.1  2,717.2
                                                              -------- --------
  Property, net..............................................  4,491.3  4,260.8
                                                              -------- --------
OTHER ASSETS AND DEFERRED CHARGES
  Investments in affiliated companies........................     17.0     26.3
  Notes receivable and other investments.....................     60.1     48.8
  Note receivable from Rio Grande Receivables, Inc. (Note 3).     27.8     27.8
  Other......................................................     85.1     76.6
                                                              -------- --------
    Total other assets.......................................    190.0    179.5
                                                              -------- --------
    TOTAL.................................................... $4,937.2 $4,697.7
                                                              ======== ========

                                                                     (Continued)

          See accompanying notes to consolidated financial statements.

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                            AND SUBSIDIARY COMPANIES

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                              DECEMBER 31,
                                                            ------------------
                                                              1993      1992
                                                            --------  --------
                                                               (DOLLARS IN
                                                                MILLIONS)
           LIABILITIES AND STOCKHOLDER'S EQUITY
           ------------------------------------
CURRENT LIABILITIES
  Accounts and wages payable............................... $  119.4  $  159.7
  Accrued payables
    Taxes..................................................     34.5      53.3
    Interest...............................................     26.4      14.2
    Vacation pay...........................................     60.6      66.9
  Current portion of long-term debt (Note 6)...............     62.2     147.9
  Redeemable preference shares of a subsidiary (Note 8)....      1.8       2.2
  Other current liabilities (Note 5).......................    520.9     558.1
                                                            --------  --------
      Total current liabilities............................    825.8   1,002.3
                                                            --------  --------
LONG-TERM DEBT (Note 6)....................................    916.3     755.6
                                                            --------  --------
DEFERRED INCOME TAXES (Note 7).............................    837.7     938.1
                                                            --------  --------
OTHER LIABILITIES (Notes 5 and 10).........................    642.3     515.4
                                                            --------  --------
REDEEMABLE PREFERENCE SHARES OF A SUBSIDIARY (Note 8)......     44.2      46.0
                                                            --------  --------
COMMITMENTS AND CONTINGENCIES (Notes 9, 10 and 12)
STOCKHOLDER'S EQUITY
  Common stock, without par value: authorized 2,000 shares,
   issued and outstanding 1,200 shares in 1993 and 1,000
   shares in 1992..........................................    424.9     424.9
  Additional paid-in capital...............................    615.5     150.0
  Retained income (Note 8).................................  1,314.7   1,519.5
  Advances to parent.......................................   (684.2)   (654.1)
                                                            --------  --------
      Total stockholder's equity...........................  1,670.9   1,440.3
                                                            --------  --------
      TOTAL................................................ $4,937.2  $4,697.7
                                                            ========  ========

          See accompanying notes to consolidated financial statements.

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                            AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   YEAR ENDED DECEMBER 31,
                                                 -----------------------------
                                                   1993       1992      1991
                                                 ---------  --------  --------
                                                        (IN MILLIONS)
OPERATING REVENUES
  Railroad...................................... $ 2,489.7  $2,474.9  $2,405.0
  Other.........................................      61.0      48.9      40.0
                                                 ---------  --------  --------
    Total.......................................   2,550.7   2,523.8   2,445.0
                                                 ---------  --------  --------
OPERATING EXPENSES
  Railroad
   Labor and fringe benefits (Note 10)..........   1,013.0   1,037.7   1,033.9
   Fuel.........................................     212.6     197.8     192.2
   Materials and supplies.......................     161.6     189.5     192.9
   Equipment rental.............................     325.5     283.2     254.9
   Depreciation and amortization (Note 4).......     228.2     227.2     231.2
   Other........................................     604.1     568.0     578.8
   Special charge (Note 2)......................       --        --      270.0
                                                 ---------  --------  --------
    Total railroad..............................   2,545.0   2,503.4   2,753.9
  Other.........................................      59.6      45.1      38.8
                                                 ---------  --------  --------
    Total.......................................   2,604.6   2,548.5   2,792.7
                                                 ---------  --------  --------
OPERATING LOSS..................................     (53.9)    (24.7)   (347.7)
                                                 ---------  --------  --------
OTHER INCOME
  Gains from sales of property (Note 4).........      24.5     301.3     469.8
  Real estate and other rentals, net............      20.7      17.0      23.6
  Interest income...............................       4.5       5.1       7.4
  Other income (expense), net (Note 3)..........     (41.1)    (31.3)    (55.3)
                                                 ---------  --------  --------
    Total.......................................      8.6      292.1     445.5
                                                 ---------  --------  --------
INTEREST EXPENSE (Note 6).......................     101.5      89.2      93.8
                                                 ---------  --------  --------
INCOME (LOSS) BEFORE INCOME TAXES...............    (146.8)    178.2       4.0
                                                 ---------  --------  --------
INCOME TAXES (BENEFIT) (Note 7)
  Current.......................................      (1.8)     (1.3)     --
  Deferred......................................     (39.1)     70.0      2.5
                                                 ---------  --------  --------
    Total.......................................     (40.9)     68.7      2.5
                                                 ---------  --------  --------
NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING...........................    (105.9)    109.5      1.5
CUMULATIVE EFFECT ON YEARS PRIOR TO 1993 OF
 CHANGE IN ACCOUNTING FOR POST-RETIREMENT BENE-
 FITS OTHER THAN PENSIONS (Net of tax benefit of
 $61.2) (Note 10)...............................     (98.9)      --        --
                                                 ---------  --------  --------
NET INCOME (LOSS)............................... $  (204.8) $  109.5  $   1.5
                                                 =========  ========  ========

          See accompanying notes to consolidated financial statements.

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                            AND SUBSIDIARY COMPANIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                            COMMON STOCK
                          ---------------- ADDITIONAL                         TOTAL
                           NUMBER           PAID-IN   RETAINED  ADVANCES  STOCKHOLDER'S
                          OF SHARES AMOUNT  CAPITAL    INCOME   TO PARENT    EQUITY
                          --------- ------ ---------- --------  --------- -------------
                                          (IN MILLIONS, EXCEPT SHARES)
Balances at December 31,
 1990...................    1,000   $424.9   $150.0   $1,408.5   $(599.7)   $1,383.7
 Net income.............      --       --       --         1.5       --          1.5
 Contribution of SPCSL
  common stock..........      --       --       --         --       14.2        14.2
 Advances to parent.....      --       --       --         --      (35.3)      (35.3)
                            -----   ------   ------   --------   -------    --------
Balances at December 31,
 1991...................    1,000    424.9    150.0    1,410.0    (620.8)    1,364.1
 Net income.............      --       --       --       109.5       --        109.5
 Advances to parent.....      --       --       --         --      (33.3)      (33.3)
                            -----   ------   ------   --------   -------    --------
Balances at December 31,
 1992...................    1,000    424.9    150.0    1,519.5    (654.1)    1,440.3
 Net loss...............      --       --       --      (204.8)      --       (204.8)
 Advances to parent.....      --       --       --         --      (30.1)      (30.1)
 Common stock issued....      200      --     445.5        --        --        445.5
 Contribution of capi-
  tal...................      --       --      20.0        --        --         20.0
                            -----   ------   ------   --------   -------    --------
Balances at December 31,
 1993...................    1,200   $424.9   $615.5   $1,314.7   $(684.2)   $1,670.9
                            =====   ======   ======   ========   =======    ========

          See accompanying notes to consolidated financial statements.

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                            AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   YEAR ENDED DECEMBER 31,
                                                 -----------------------------
                                                  1993        1992       1991
                                                 -------  ------------- ------
                                                          (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss).............................. $(204.8)    $109.5     $  1.5
                                                 -------     ------     ------
 Adjustments to net income (loss)
   Depreciation and amortization................   228.2      227.2      231.5
   Special charge...............................     --         --       270.0
   Deferred income taxes........................  (100.3)      70.0        2.5
   Gains from sales of property.................   (24.5)    (301.3)    (469.8)
   Cumulative effect of change in accounting for
    post-retirement benefits other than pen-
    sions.......................................   160.1        --         --
   Changes in:
    Receivables, net............................    (5.0)      38.3        8.9
    Materials and supplies......................    (2.4)      (1.9)      17.6
    Income taxes payable/receivable.............   (18.8)       2.0       (5.9)
    Other current and noncurrent assets.........     1.8       11.3       (1.5)
    Other current and noncurrent liabilities....  (104.8)     (28.7)     (90.8)
                                                 -------     ------     ------
      Total adjustments.........................   134.3       16.9      (37.5)
                                                 -------     ------     ------
      Net cash provided by (used for) operating
       activities...............................   (70.5)     126.4      (36.0)
                                                 -------     ------     ------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures..........................  (404.0)    (310.3)    (259.6)
  Property sold and retired.....................    28.1      322.9      513.4
  Change in notes receivable and other invest-
   ments, net...................................    (3.3)     (37.3)      (7.3)
                                                 -------     ------     ------
      Net cash provided by (used for) investing
       activities...............................  (379.2)     (24.7)     246.5
                                                 -------     ------     ------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of debt, net of costs..   430.3      510.7       43.7
  Debt repayment, net...........................  (427.4)    (560.2)    (257.5)
  Advances to parent............................   (30.1)     (33.3)     (35.3)
  Proceeds from issuance of common stock, net of
   costs........................................   445.5        --         --
  Contribution of capital.......................    20.0        --         --
  Redeemable preference shares repayment........    (2.1)      (2.1)      (1.3)
                                                 -------     ------     ------
      Net cash provided by (used for) financing
       activities...............................   436.2      (84.9)    (250.4)
                                                 -------     ------     ------
NET CHANGE IN CASH AND CASH EQUIVALENTS.........   (13.5)      16.8      (39.9)
CASH AND CASH EQUIVALENTS--BEGINNING OF THE
 YEAR...........................................    45.4       28.6       68.5
                                                 -------     ------     ------
CASH AND CASH EQUIVALENTS--END OF THE YEAR...... $  31.9     $ 45.4     $ 28.6
                                                 =======     ======     ======

          See accompanying notes to consolidated financial statements.

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                            AND SUBSIDIARY COMPANIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 1993

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Ownership, Principles of Consolidation and Basis of Presentation--Southern Pacific Transportation Company ("SPT") was a wholly-owned subsidiary of SPTC Holding, Inc. ("SPTCH") until August 1993 at which time, SPTCH, a wholly-owned subsidiary of Southern Pacific Rail Corporation ("SPRC") (formerly Rio Grande Industries, Inc.) was merged into SPRC; therefore, per share data are not shown in the accompanying consolidated financial statements. As used in this document, the Company refers to SPT together with its subsidiaries. The consolidated financial statements are prepared on the historical cost basis of accounting and include the accounts of SPT and all significant subsidiary companies, including St. Louis Southwestern Railway Company ("SSW") and SPCSL Corp. ("SPCSL"), on a consolidated basis. SPRC also owns Rio Grande Holding, Inc. ("RGH") which owns The Denver and Rio Grande Western Railroad Company ("D&RGW"). SPRC management continues to review and consider the placement of various subsidiaries within the corporate structure of SPRC.

  Cash and Cash Equivalents--For statement of cash flows purposes, the Company considers commercial paper, municipal securities and certificates of deposit with original maturities when purchased of three months or less to be cash equivalents.

  Investments--Investments in affiliated companies (those in which the Company has a 20 percent to 50 percent ownership interest) are accounted for by the equity method. Other investments are stated at cost which does not exceed market.

  Property--Property accounting procedures followed by the Company and its railroad subsidiaries are prescribed by the ICC. In accordance with the Company's definition of unit of property, all costs associated with the installation of rail, ties, ballast and other track improvements are capitalized. Other costs are capitalized to the extent they increase asset values or extend useful lives. Retirements are generally recorded using a system wide first-in first-out basis. The cost of property and equipment (including removal and restoration costs) is depreciated on the straight line composite group method, generally based on estimated service lives. Pursuant to ICC regulation, periodic depreciation studies are required and changes in service life estimates are subject to the review and approval of the ICC. Gains or losses from disposition of depreciable railroad operating property are credited or charged to accumulated depreciation except for significant disposals of equipment. Certain railroad properties that are not essential to transportation operations are being held for sale. Gains or losses resulting from sales of real estate no longer required for railroad operations are recognized as other income in the consolidated statement of operations.

  Revenues--Freight revenues from rail transportation operations are recognized based on the percentage of completed service method. Other railroad revenues and other revenues are recognized as earned.

  Retiree Welfare Benefits--Prior to January 1, 1993, the Company expensed retiree welfare benefits when paid. Effective January 1, 1993 the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and recorded the estimate of its liability under Statement No. 106 of $160.1 million, which net of income taxes resulted in a charge to earnings of $98.9 million (See Note
10). Statement No. 106 requires that all employers sponsoring a retiree welfare plan use a single actuarial cost method as is required for pension plan accounting and that they disclose specific information about their plan in their financial statements.

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                            AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  Postemployment Benefits--In November 1992, Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" was issued. Statement No. 112 requires employers to recognize the obligation to provide benefits to former or inactive employees after employment but before retirement, if certain conditions are met. The initial effect of applying Statement No. 112 is to be reported as the effect of a change in accounting method and previously issued financial statements are not to be restated. The Company will adopt Statement No. 112 and take a pre-tax charge of approximately $6.6 million in the first quarter of 1994.

  Income Taxes--Prior to January 1, 1993 income taxes were reported using the liability method prescribed by Statement of Financial Accounting Standards No. 96 "Accounting for Income Taxes." Under Statement No. 96, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

  Effective January 1, 1993, the Company prospectively adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The impact of adoption of Statement No. 109 was not material to the Company's consolidated financial statements.

  Under both Statement No. 96 and Statement No. 109, deferred tax liabilities and assets are recorded based on the statutory income tax rates which are expected to be settled or realized. A change in the tax laws or rates results in adjustments to the deferred tax liabilities and assets. The effect of such adjustments shall be included in income in the period in which the tax laws or rates are changed.

  Reclassifications--Certain of the amounts previously reported have been reclassified to conform to the current consolidated financial statement presentation.

2. SPECIAL CHARGE

  In the fourth quarter of 1991, the Company recorded a $270 million Special Charge. Approximately $125 million of the Special Charge is related to labor agreements then recently concluded and then in progress which have resulted in crew size reduction and payments to approximately 1,000 employees and relocation costs over the next several years. Approximately $55 million of the Special Charge was credited to accumulated depreciation to reserve for 1,200 miles of low density rail lines identified for sale or abandonment. The remainder of the charge was to provide for restoration and clean up costs on certain properties ($74 million) and for various legal matters ($16 million).

  Expenditures in 1993 and 1992 applied against the reserves were $54.7 million and $72.2 million for employee separation and relocation and $16.2 million and $15.7 million for restoration and cleanup costs, respectively.

3. SALE OF RECEIVABLES

  Beginning in 1989, the Company began selling certain net recievables (including interline accounts), without recourse, to Rio Grande Receivables, Inc. ("RGR"), a subsidiary of SPRC. Also in 1989, RGR began selling the receivables purchased from the Company, with certain limited recourse provisions, to ABS Commercial Paper, Inc. ("ABS"), an unaffiliated third party, on a continuing basis for a period of up to five years subject to certain terms and conditions. The Company has agreed to service the receivables sold and is paid a fee for such services. The sale price for the receivables sold is based upon the face amount of the receivables and is reduced by discounts for expected defaults, servicing costs and anticipated collection periods. The Company retains a residual interest in the receivables should actual collections exceed the projected collections upon which the default discounts are calculated.

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                            AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  ABS purchases an undivided interest in the receivables up to an aggregate amount of approximately $300.0 million, net of discounts, at any one time, for a period up to five years subject to certain conditions. ABS finances its purchases by the sale of its commercial paper, secured by the receivables it purchases, up to a maximum aggregate principal amount of $300.0 million at any time outstanding. The ability of ABS to sell commercial paper is supported by certain banks which have agreed to provide liquidity to ABS on an as-needed basis. The liquidity banks must maintain a P-1 rating or there would need to be one or more replacement banks or a reduction in the maximum amount of commercial paper which ABS could issue. During 1991, one bank's rating was reduced and additional bank commitments were obtained from the remaining banks.

  As of December 31, 1993, 1992 and 1991, the Company had sold $338.3 million, $317.9 million and $369.2 million of net outstanding receivables, respectively, and had notes receivables from RGR for receivables sold of $51.9 million, $42.5 million and $81.5 million, of which $27.8 million were interest bearing at December 31, 1993, 1992 and 1991, and are included in other assets. Included in other income (expense), net is approximately ($37.9) million in 1993, ($27.8) million in 1992, and ($58.0) million in 1991 of discounts and other expenses associated with the sales of accounts receivable. The initial term of the agreements expire on October 31, 1994. The Company has obtained commitments of the banks to extend the facility for a period of one year.

4. PROPERTY

  The average depreciation rates for the Company's property and equipment were approximately 3.1 percent for roadway and structures, 4.9 percent for locomotives and 4.2 percent for freight cars for 1993.

  The Company received cash proceeds from sales and retirements of real estate and property of $28.1 million, $322.9 million and $513.4 million in 1993, 1992 and 1991, respectively. The 1992 amount includes $124.0 million from sales to the Peninsula Corridor Joint Powers Board ("JPB"), $45.0 million from sales to Metro Transit of Houston, Texas and $83.0 million from sales to the Los Angeles County Transportation Commission ("LACTC"). The 1991 amount includes $321.7 million from sales to the LACTC and $91.9 million from sales to the JPB. The Company incurred and capitalized approximately $12 million in 1993 and $18 million in each of 1992 and 1991 in costs relating to environmental conditions on properties held for sale.

  The Company has granted the JPB options to purchase additional rights-of-way and land within five years after the closing of the sale of the Peninsula Main Line for approximately $110 million. The Company will retain exclusive freight rights on the sold properties.

5. OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

  Other current liabilities include the following amounts at December 31, 1993 and 1992:

                                                                   1993   1992
                                                                  ------ ------
                                                                  (IN MILLIONS)
      Reserves for casualty, freight-related claims, and other
       (current portion)......................................... $145.0 $190.8
      Accrued repairs, equipment rentals and other payables......  333.4  320.7
      Post-retirement benefit obligation.........................   20.0    --
      Reserve for employee separation and relocation
       (current portion).........................................   22.5   46.6
                                                                  ------ ------
                                                                  $520.9 $558.1
                                                                  ====== ======

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                            AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  Included in other non-current liabilities are $312.7 million and $299.6 million for casualty and freight-related claims and $35.3 million and $66.0 million for employee separation and relocation at December 31, 1993 and 1992, respectively, in addition to $140.6 million for post-retirement benefits other than pensions at December 31, 1993.

6. LONG-TERM DEBT

  Long-term debt is summarized as follows (in millions):

                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1993    1992
                                                                ------  -------
Equipment obligations (9.125-14.25%; due 1994 to 2005)......... $378.1   $437.6
Mortgage bonds (2.75-8.2%; due 1994 to 2001)...................   39.6     42.1
Bank credit facility (5.438-7.75%; due 1994 to 1996)...........    --     335.0
Credit agreement (various; due 1996)...........................  125.0      --
Senior secured notes (10.5%; due 1999).........................  290.0      --
Other debt (4.0-6.0%; due 1994 to 2018)........................   88.1     88.1
Capitalized lease obligations (Note 9).........................   57.7      0.7
                                                                ------  -------
    Total......................................................  978.5    903.5
Less current portion...........................................  (62.2)  (147.9)
                                                                ------  -------
    Total long-term............................................ $916.3  $ 755.6
                                                                ======  =======


  On May 12, 1992, SPT completed a refinancing of its $525 million bank loan and other credit facilities and obtained a $450 million credit facility from a group of banks (the "Bank Credit Facility"), which consisted of a $325 million four-year amortizing term loan (the "SPT Term Loan") and a $125 million four-year non-amortizing revolver (the "SPT Revolver"). On August 17, 1993, the Bank Credit Facility was repaid as part of the SPRC common stock and debt transactions and the issuance of 200 shares of common stock by the Company to SPRC.

  SPT closed $290 million of 10 1/2% Senior Secured Notes on April 6, 1993. The Notes are secured by the rail lines of SSW and are required to be repaid over the three-year period 1997-1999. Proceeds of the financing were used to make a $100 million payment on the SPT Term Loan, a $125 million payment on the SPT Revolver, and for general corporate purposes. The Notes contain certain covenants and restrictions on dividends, loans and affiliate transactions, and provided registration rights to their holders. The registration rights were satisfied by an exchange offer of substantially identical notes completed in November 1993.

  In August 1993 SPT entered into a $200 million three-year unsecured credit agreement (the "Credit Agreement") (replacing the SPT Revolver) and made an initial $125 million drawdown thereunder. The Credit Agreement contains several quarterly financial covenants including, subject to certain exceptions, required minimum tangible net worth; a maximum funded debt to tangible net worth ratio; and a minimum fixed charge coverage ratio. As a result of delays in asset sales and the continuing effects of severe midwestern floods, SPT was required to obtain waivers of compliance with certain financial covenants applicable as of September 30,1993 contained in the Credit Agreement. Further, because of the delays in asset sales and continuing effects of the flooding, SPT entered into amendments to the Credit Agreement with its banking group in December 1993 to modify certain financial covenant tests.

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                            AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  As part of an on-going program to improve its locomotive fleet, the Company acquired through capital lease 15 new locomotives in 1993 and borrowed a total of $103.8 million in 1991 and 1992 to purchase a total of 55 new and 45 remanufactured locomotives.

  Contractual maturities of long-term debt (including capital lease obligations) during each of the five years subsequent to 1993 and thereafter are as follows (in millions):

        1994............................................................. $ 62.2
        1995.............................................................   54.0
        1996.............................................................  171.8
        1997.............................................................  144.4
        1998.............................................................  137.7
      Thereafter.........................................................  408.4
                                                                          ------
                                                                          $978.5
                                                                          ======

  Management estimates the fair value of the Company's debt at December 31, 1993 and 1992 was approximately $1,067 million and $944 million, respectively, based on interest rates for similar issues and financings.

  At December 31, 1993 the Company is a party to interest rate swap agreements with an aggregate notional amount of $100 million, which is used to hedge its interest rate exposure and is accounted for as an adjustment of interest expense over the life of the debt.

  A significant portion of railroad equipment and certain railroad property is subject to liens securing the mortgage bonds, equipment obligations, or other debt.

7. INCOME TAXES

  The following summarizes income tax expense (benefit) for the years indicated:

                                                     YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                       1993     1992     1991
                                                     --------  -------  -------
                                                          (IN MILLIONS)
     Current
       Federal...................................... $    --   $   --   $  --
       State........................................     (1.8)    (1.3)    --
                                                     --------  -------  ------
         Total current..............................     (1.8)    (1.3)    --
                                                     --------  -------  ------
     Deferred
       Federal......................................    (31.2)    58.2     2.2
       State........................................     (7.9)    11.8     0.3
                                                     --------  -------  ------
         Total deferred.............................    (39.1)    70.0     2.5
                                                     --------  -------  ------
     Deferred taxes on cumulative effect of change
      in accounting for post-retirement benefits
      other than pensions
       Federal......................................    (51.8)     --      --
       State........................................     (9.4)     --      --
                                                     --------  -------  ------
         Total deferred taxes on cumulative effect..    (61.2)     --      --
                                                     --------  -------  ------
     Total income tax expense (benefit)............. $ (102.1) $  68.7  $  2.5
                                                     ========  =======  ======

  Deferred tax expense in 1993 includes $18.7 million related to the change in the Federal tax rate.

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                            AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  Total income tax expense (benefit) from continuing operations differed from the amounts computed by applying the statutory federal income tax rate to income before income taxes as a result of the following for the years ended December 31, 1993, 1992 and 1991:

                                                             DECEMBER 31,
                                                            ------------------
                                                            1993    1992  1991
                                                            -----   ----  ----
   Statutory rate.......................................... (35.0%) 34.0% 34.0%
   State income taxes (net of federal income tax benefit)..  (4.3)   3.9   3.1
   Cumulative effect of federal tax rate change (from 34%
    to 35%)................................................  12.7    --    --
   Other, net..............................................  (1.3)   0.7  24.4
                                                            -----   ----  ----
   Effective rate.......................................... (27.9%) 38.6% 61.5%
                                                            =====   ====  ====

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1993 and January 1, 1993 are presented below (in millions):

                                                          DECEMBER
                                                             31,     JANUARY 1,
                                                            1993        1993
                                                          ---------  ----------
   Deferred tax assets:
     Accruals and reserves not deducted for tax purposes
      until paid......................................... $   350.8   $  317.6
     Net operating loss carryforwards....................     546.7      485.6
     Other...............................................     108.5       90.6
                                                          ---------   --------
       Total gross deferred tax assets...................   1,006.0      893.8
                                                          ---------   --------
   Deferred tax liabilities
     Differences in depreciation and cost capitalization
      methods (including deferred gains on property).....  (1,835.7)  (1,791.9)
     Other...............................................      (8.0)     (40.0)
                                                          ---------   --------
       Total gross deferred tax liabilities..............  (1,843.7)  (1,831.9)
                                                          ---------   --------
       Net deferred tax liability........................ $  (837.7)  $ (938.1)
                                                          =========   ========

  The Company has analyzed the sources and expected reversal periods of its deferred tax assets and liabilities. The Company believes that the tax benefits attributable to deductible temporary differences and operating loss carryforwards will be realized by the recognition of future taxable amounts related to taxable temporary differences for which deferred tax liabilities have been recorded. Accordingly, the Company believes a valuation allowance for its deferred tax assets is not necessary.

  The former parent of the Company has agreed to indemnify SPRC, SPT and its subsidiaries against any federal income tax liability that may be imposed on the Company or its 80%-owned subsidiaries for tax periods ending on or prior to October 13, 1988 (the "Acquisition Date"). Years prior to 1984 are closed. SPRC agreed to pay or cause SPT and its subsidiaries to pay to the former parent any refund of federal income taxes attributable to the 80%-owned subsidiaries received by SPRC, SPT or its subsidiaries after the Acquisition Date for any tax period ending on or prior to the Acquisition Date. Further, the former parent will also indemnify SPRC, SPT and its subsidiaries, at least in part, for state, local and other taxes in respect of periods to and including the Acquisition Date, but only to the extent that such taxes are due or reportable for periods prior to the Acquisition Date.

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                            AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  The intercompany tax allocation agreement among the Company and SPRC, which became effective following the closing of the Acquisition, was amended effective January 1, 1992 to provide that the Company will pay to SPRC the lessor of either the amount equal to that which the Company would have paid (or received) had the Company filed a separate consolidated tax return or which SPRC would pay as current taxes.

  As of December 31, 1993 the Company had approximately $1.3 billion of net operating loss carryforwards ("NOLs") which expire in 2003 through 2008. The NOLs are subject to review and potential disallowance, in whole or in part, by the Internal Revenue Service ("IRS") upon audit of the federal income tax returns of the Company. SPRC's consolidated federal income tax returns, in which the Company is included, are currently being examined for the period October 14, 1988 through 1990. Management believes adequate provision has been made for any potential adverse result.

8. REDEEMABLE PREFERENCE SHARES OF A SUBSIDIARY

  SSW, a 99.9 percent owned subsidiary of SPT, originally issued $53.5 million ($48.5 million Series A and $5 million Series B) of SSW's non-voting redeemable preference shares. The current carrying amount on the balance sheets at December 31, 1993 and 1992 reflects the outstanding balances of the redeemable preference shares of $46.0 million and $48.2 million, respectively.

  The Series A shares are subject to mandatory redemption at face value over a 20-year period commencing in 1991, at which time mandatory dividends shall be declared and paid over the same period. The overall effective interest rate since the date of issue is approximately 2.0%. The Series B shares are subject to mandatory redemption at face value over a 15-year period commencing in 1989. Mandatory dividends shall be declared and paid over a 10-year period commencing in 1994. The overall effective interest rate since the date of issue is approximately 4.9%.

  Mandatory redemptions and mandatory dividends of Series A and Series B shares scheduled for payment during each of the five years subsequent to 1993 are as follows (in millions):

      1994................................................................. $4.1
      1995.................................................................  4.2
      1996.................................................................  4.2
      1997.................................................................  4.2
      1998.................................................................  4.2

  The Series A and Series B shares restrict certain dividend payments by SSW to its common and preferred shareholders. Under these provisions, at December 31, 1993, $35.5 million of SSW's historical cost basis retained income was not restricted. No estimate of the fair value of the preference shares was made by the Company.

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                            AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

9. LEASES

  The Company leases certain freight cars, locomotives, data processing equipment and other property. Future minimum lease payments under noncancellable leases as of December 31, 1993 are summarized as follows:

                                                              CAPITAL  OPERATING
                                                              LEASES    LEASES
                                                              -------  ---------
                                                                (IN MILLIONS)
   YEAR ENDED DECEMBER 31,
   -----------------------
   1994...................................................... $  8.2    $120.9
   1995......................................................    9.4     105.2
   1996......................................................    9.4      88.8
   1997......................................................    9.4      81.7
   1998......................................................    9.4      55.4
   Later years through 2015..................................   66.4     163.6
                                                              ------    ------
     Total minimum payments..................................  112.2    $615.6
                                                                        ======
   Less amount representing interest (at rates ranging from
    4.1% to 13.3%)...........................................  (54.5)
                                                              ------
   Present value of minimum lease payments................... $ 57.7
                                                              ======

  Rental expense for noncancellable operating leases with terms over one year was $146.7 million, $106.3 million and $138.2 million for the years ended December 31, 1993, 1992 and 1991, respectively. Contingent rentals and sublease rentals were not significant.

  During the fourth quarter of 1993, the Company committed to a capital lease financing for 50 new locomotives. The locomotives will be leased for a term of 21 years. The first 17 locomotives were delivered in the fourth quarter, 1993, with the remainder to be delivered in the first half of 1994. In addition, the Company committed to acquire 133 remanufactured locomotives in 1994 to be financed with a capital lease. The total present value of minimum lease payments relating to the 183 locomotives is expected to be approximately $131 million.

  In 1984, the Company entered into a long-term lease agreement with the Ports of Los Angeles and Long Beach. Under the terms of the lease, the Company is obligated to make certain future minimum lease payments and is subject to additional contingent rentals which are based on the annual volume of container movement at the Intermodal Container Transfer Facility. The minimum lease payments, ranging from approximately $3.0 million to $4.5 million per year for 1994 to 1998 are included in the table above. However, for each 5-year period from 1998 through 2036, the amount of the annual minimum lease payments and contingent rentals will be determined by the Ports based on independent appraisals of the fair rental value of the property, and therefore, no amounts are included in the above table for such years. The 1993 expense was $6.5 million.

  In late 1990, the Company entered into an agreement to sell up to 9,000 of its freight cars to a company which would recondition the cars and lease them back to the Company or third parties under a full-maintenance lease agreement. As of December 31, 1993, approximately 5,680 freight cars have been sold under the agreement for approximately $43 million in cash and notes receivable. The Company realized a gain of $19.3 million from these sales, which has been deferred and is being amortized over the terms of the leases. Annual rental for the reconditioned freight cars leased back to the Company under operating leases for periods up to 10 years is expected to be approximately $30.9 million in 1994. In 1993, the Company entered into a capital lease covering 1,651 freight cars with a total present value of minimum lease payments of approximately $43 million.

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                            AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  In 1992, the Company commenced a sale/leaseback transaction consisting of 100 locomotives which were sold to a rebuilder for their net book value of approximately $10.2 million, and were leased back (when rebuilt) under an operating lease agreement over a term of nine years.

  The Company leases operating rights on track owned by other railroads and shares costs of transportation facilities and operations with other railroads. These include rights on Union Pacific lines between Kansas City and St. Louis and on Burlington Northern Railroad Company lines between Kansas City and Chicago. The Company has the right to terminate its usage with certain notice periods. Net rent expense for trackage rights was a benefit of $2.2 million in 1993, $8.7 million in 1992, and $15.0 million in 1991. The 1993 amount includes the benefit of the negotiated settlement of a joint facility case of approximately $10 million.

  The Company pays for the use of transportation equipment owned by others and receives income from others for the use of its equipment. It also shares the cost of other transportation facilities with other railroads. Rental expense and income from equipment and the operation of joint facilities are included in operating expenses on a net basis. Total net equipment lease, rent and car hire expense was $326 million, $283 million and $255 million for 1993, 1992 and 1991, respectively.

10. EMPLOYEE BENEFIT AND COMPENSATION PLANS

  Pension Plan. The Company is a participating employer under the SPRC Pension Plan (the "SPRC Pension Plan"). The SPRC Pension Plan is a defined benefit noncontributory pension plan covering employees not covered by a collective bargaining agreement. The SPRC Pension Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). Pension benefits for normal retirement are calculated under a formula which utilizes average compensation, years of benefit service, and Railroad Retirement and Social Security pay levels. The Company's funding policy is to contribute each year an amount not less than the minimum required contribution under ERISA nor greater than the maximum tax deductible contribution. The assets of the SPRC Pension Plan consist of a variety of investments including U.S. Government and agency securities, corporate stocks and bonds and money market funds.

  The following summarizes the components of SPRC's net periodic pension cost under the provisions of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" (in millions):

                                                      YEAR ENDED DECEMBER 31
                                                      -------------------------
                                                       1993     1992     1991
                                                      -------  -------  -------
Service cost--benefits covered during the year....... $   5.5  $   4.9  $   4.4
Interest cost on projected benefit obligation........    31.2     31.5     31.5
Actual return on plan assets.........................   (40.1)   (17.6)   (86.9)
Net amortization and deferral........................     7.5    (16.1)    58.3
                                                      -------  -------  -------
 Net periodic pension cost........................... $   4.1  $   2.7  $   7.3
                                                      =======  =======  =======

  The Company's pension expenses related to its participation in the SPRC Pension Plan were $6.1 million in 1993, $6.2 million in 1992 and $7.3 million in 1991.

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                            AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  The following summarizes the funded status and amounts recognized in SPRC's consolidated balance sheets for the SPRC Pension Plan at December 31, 1993 and 1992 (in millions):

                                                                 DECEMBER 31,
                                                                 --------------
                                                                  1993    1992
                                                                 ------  ------
   Actuarial present value of benefit obligations:
     Vested benefits............................................ $366.0  $347.8
     Non-vested benefits........................................    7.8     4.7
                                                                 ------  ------
       Accumulated benefit obligation........................... $373.8  $352.5
                                                                 ======  ======
   Projected benefit obligation.................................  420.8   405.3
   Fair value of assets in plan.................................  363.2   377.9
                                                                 ------  ------
   Projected benefit obligation in excess of plan assets........  (57.6)  (27.4)
   Unrecognized transition amount...............................   (4.6)   (5.2)
   Unrecognized gain or loss....................................   20.7     4.1
   Unrecognized prior service cost..............................    4.8     5.3
                                                                 ------  ------
       Net pension liability included in SPRC's balance sheet... $(36.7) $(23.2)
                                                                 ======  ======

  At December 31, 1993 and 1992, the Company's consolidated balance sheets included pension liabilities of $35.9 million and $29.9 million, respectively.

  The following summarizes the significant assumptions used in accounting for the SPRC Pension Plan:

                                                                 DECEMBER 31,
                                                                ----------------
                                                                1993  1992  1991
                                                                ----  ----  ----
   Weighted average discount rate.............................. 7.25% 8.0%  8.5%
   Expected rate of increase in future compensation levels.....  6.0% 6.0%  6.0%
   Weighted average expected long-term rate of return on plan assets.....................................................  9.0% 9.0%  9.0%

  Thrift Plan. SPRC has established a defined contribution plan (the "SPRC Thrift Plan") as an individual account savings and investment plan for employees of SPRC who are not subject to a collective bargaining agreement. Eligible participants may contribute a percentage of their compensation and the Company also contributes using a formula based on participant contributions.

  Postretirement Benefits Other Than Pensions. The Company sponsors several plans which provide health care and life insurance benefits to retirees who have met age and service requirements. The contribution rates that are paid by retirees are adjusted annually to offset increases in health care costs, if any, and fix the amounts payable by the Company. The life insurance plans provide life insurance benefits for certain retirees. The amount of life insurance is dependent upon length of service, employment dates, and several other factors, and increases in coverage beyond certain minimum levels are borne by the employee. Prior to January 1, 1993, the Company's policy was to expense and fund the cost of all retiree welfare benefits only as the benefits were payable. The Company charged to expense $21.8 million and $18.9 million in 1992 and 1991, respectively, for these benefits.

  The Company adopted Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions," effective January 1, 1993. The effect of adopting Statement No. 106 on net income and the net periodic benefit cost (expense) for 1993 was a charge to earnings of $160.1

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                            AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) million (less income taxes of $61.2 million) and an increase in expense of $0.8 million, respectively. The Company's policy continues to be to fund the cost of all retiree welfare benefits only as the benefits are payable. Accordingly, there are no plan assets.

  The following table summarizes the plan's accumulated postretirement benefit obligation at December 31, 1993 (in millions):

                                                       HEALTH   LIFE
                                                        CARE  INSURANCE TOTAL
                                                       ------ --------- ------
   Retirees........................................... $41.3   $107.5   $148.8
   Fully eligible plan participants...................   9.6      6.9     16.5
                                                       -----   ------   ------
   Accumulated post-retirement benefit obligation..... $50.9   $114.4    165.3
                                                       =====   ======
   Unrecognized net gain (loss).......................                    (8.7)
   Plan amendment.....................................                     3.7
                                                                        ------
   Accrued post-retirement benefit cost included in
    other liabilities.................................                  $160.3
                                                                        ======

  As of December 31, 1993, the current portion of accrued post-retirement benefit cost was approximately $19.9 million and the long-term portion was approximately $140.4 million.

  The net periodic post-retirement benefit costs for 1993 includes the following components (in millions):

   Service cost.......................................................... $ 0.7
   Interest cost.........................................................  12.1
                                                                          -----
   Net periodic post-retirement benefit cost............................. $12.8
                                                                          =====

  For measurement purposes, the Company has not assumed an annual rate of increase in the per capita cost of covered benefits for future years, since the Company has limited its future contributions to current levels. The weighted average discount rate used in determining the benefit obligation was 7.25 percent.

  1990-1994 Long Term Earnings Growth Incentive Plan and Annual Incentive Compensation Plans. Certain officers of the Company participate in the 1990-1994 Long Term Earnings Growth Incentive Plan of the Company. The 1992 and 1993 Incentive Compensation Plans covered all exempt employees of the Company. Based on the provisions of these plans, no amounts were charged to expense in 1993, 1992 or 1991.

  Executive Compensation Plans. SPRC has an employment agreement with its chief executive officer ("CEO") which provides for an annual base salary and provides that, if SPRC achieves an operating ratio of 89.5% for 1994, 88.0% for 1995 or 85.0% for 1996, the CEO will receive 200,000 shares, 300,000 shares and 350,000 shares of SPRC Common Stock, respectively, as a stock bonus under SPRC's Equity Incentive Plan. If the required SPRC operating ratio for any year is not achieved, the SPRC Compensation Committee of the Board of Directors may in its discretion award a portion of such shares.

  The SPRC Compensation Committee has authorized the grant of stock bonuses covering up to 1,375,000 shares of SPRC Common Stock, in the aggregate, to 27 additional key executive employees of the Company in addition to the CEO, contingent upon the attainment of certain pre-established corporate financial and individual performance objectives based on many of the same criteria as the CEO's agreement. A portion of each stock bonus grant is subject to the achievement of such corporate financial and individual performance objectives during each of 1994, 1995, 1996 and 1997.

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                            AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

11. RELATED PARTIES

  SPRC has maintained separate accountability for the operating activities of its principal railroad subsidiaries as to the sharing of freight revenues and charges for use of railroad equipment and joint facilities. Interline accounts receivable and payable continue to be settled through the traditional clearing process between railroads. The railroads are coordinating and, where considered appropriate, consolidating the marketing, administration, transportation and maintenance operations of the railroads.

  In 1992 the Company started using D&RGW's new locomotive repair facility in Denver, Colorado for major locomotive repair work. D&RGW charged the Company $33.8 in 1993 and $35.8 million in 1992 for locomotive repairs performed for the Company. In addition, D&RGW charged the Company $2.0 million, $2.4 million and $1.1 million for locomotives leased to the Company in 1993, 1992 and 1991, respectively. At December 31, 1993, the Company owed D&RGW approximately $8.4 million for such items. Commencing in 1990, the Company charges D&RGW for a portion of costs incurred relating to the marketing and administrative functions of the railroads. Such charges amounted to $16.4 million, $14.3 million and $9.5 million in 1993, 1992 and 1991, respectively.

  As part of the capital and debt transactions completed in August 1993 and March 1994, the Company purchased a total of $226.6 million of D&RGW property, including the Burnham locomotive repair facility in Denver, Colorado (See Note
15).

  The Company paid $6.8 million, $4.2 million and $4.1 million in 1993, 1992 and 1991, respectively, to SP Environmental Systems, Inc. ("SPES"), a wholly owned subsidiary of SPRC, for professional services regarding environmental matters, excluding services provided by third parties billed through SPES.

  The Company and The Anschutz Corporation ("TAC") have engaged in a variety of transactions primarily related to administration and equipment owned and used by the companies for which amounts are billed to and from the Company and functions relating to the purchase of fuel and entering fuel futures contracts on behalf of the Company. Such transactions are based on the usage or services performed. In addition, the Company has entered into an arrangement with TAC whereby TAC administers the Company's mineral interests, including but not limited to oil and gas and hard mineral estates. The Company believes that the terms of these transactions are comparable to those that could be obtained from unaffiliated parties.

12. COMMITMENTS AND CONTINGENCIES

  It is anticipated that the Company will pay dividends or make advances to SPRC in order for SPRC to make principal and interest payments relating to the $375 million 9 3/8% Senior Notes due 2005. In addition, in order for the Company to meet its consolidated debt obligations and to make payments to buy-out surplus employees and make capital expenditures expected to be required, the Company must improve operating results and sell property, real estate and other assets with substantial values that are not necessary to its transportation operations.

  The various debt agreements of the Company contain restrictions as to payment of dividends to SPRC. The Company is permitted to make advances or dividends to its parent in order for certain specified interest to be paid by its parent.

  On November 4, 1993 the Company and Integrated Systems Solutions Corporation ("ISSC"), a subsidiary of IBM, entered into a ten-year agreement under which ISSC will handle all of the Company's management information services ("MIS") functions. These include systems operations, application

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                            AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) development and implementation of a disaster recovery plan. Pursuant to the agreement, the Company is obligated to pay annual base charges of between $45 million and $50 million (which covers, among other things, payments for MIS equipment) over a ten year period, subject to adjustments for cost of living increases and variations in the levels of service provided under the agreement.

  Inherent in the operations of the transportation and real estate business is the possibility that there may exist environmental conditions as a result of current and past operations which might be in violation of various federal and state laws relating to the protection of the environment. In certain instances, the Company has received notices of asserted violation of such laws and regulations and has taken or plans to take steps to address the problems cited or to contest the allegations of violation. The Company has recorded reserves to provide for environmental costs on certain operating and non-operating properties as a result of past operations. Environmental costs include site remediation and restoration on a site-by-site basis as well as costs for initial site surveys and environmental studies of potentially contaminated sites. The Company has made and will continue to make substantial expenditures relating to environmental conditions on its properties, including properties held for sale. In assessing its potential environmental liabilities, the Company typically causes ongoing examinations of newly identified sites and evaluations of existing clean-up efforts to be performed by environmental engineers. These assessments, which usually consider a combination of factors such as the engineering reports, site visits, area investigations and other steps, are reviewed periodically by counsel. Due to uncertainties as to various issues such as the required level of remediation and the extent of participation in clean-up efforts by others, the Company's total clean-up costs for environmental matters cannot be predicted with certainty. The Company has accrued reserves for environmental matters with respect to operating and non-operating properties not held for sale, as well as certain properties previously sold, based on the costs estimated to be incurred when such estimated amounts (or at least a minimum amount) can be reasonably determined based on information available. During the years ended December 31, 1993, 1992 and 1991, the Company recognized expenses of $10.5 million, $5.0 million and $74.0 million, respectively, related to environmental matters. At December 31, 1993 and 1992, the Company had accrued reserves for environmental contingencies of $58.8 million and $67.8 million, respectively, which includes $13.6 million and $15.8 million, respectively, in current liabilities. These reserves relate to estimated liabilities for operating and non-operating properties not held for sale and certain properties previously sold, and were exclusive of any significant future recoveries from insurance carriers. Based on the Company's assessments described above, other available information and the amounts of the Company's established reserves, management does not believe that disposition of environmental matters known to the Company will have a material adverse effect on the Company's financial position. However, there can be no assurance that material liabilities or costs related to environmental matters will not be incurred in the future.

  A substantial portion of the Company's railroad employees are covered by collective bargaining agreements with national railway labor organizations that are organized along craft lines. These agreements are generally negotiated on a multi-employer basis, with the railroad industry represented by a bargaining committee. The culmination of various Presidential and legislative events in 1992 resulted in the Company negotiating most of its labor agreements separately. Certain of the completed agreements allowed the Company not to make lump sum payments previously accrued and to incur smaller wage increases in the future than other railroads. A substantial number of the labor agreements expire in 1995.

  As a condition to its approval of the consolidation of Union Pacific, Missouri Pacific Railroad Company ("MP") and Western Pacific Railroad Company in 1982, the ICC awarded SSW trackage rights to operate over the MP lines between Kansas City and St. Louis. The ICC's initial decision did not fix the compensation SSW would pay for the trackage rights, which commenced in January 1983. After a series of hearings, the ICC set forth new principles to govern the computation of charges. Union Pacific has asserted a claim for

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                            AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) additional amounts due against the Company of approximately $60 million (including interest) as of December 31, 1993 and has filed a collection action in Federal District Court. SPT has contested the amounts claimed for various reasons. Union Pacific has requested the District Court to reconsider and set aside its decision. Whether or not the Company's position is sustained, the amount owed Union Pacific will be substantial. Management has made provision that it believes to be adequate for this matter in current liabilities in its financial statements.

  In July 1991, a derailment near Dunsmuir, California, occurred. While certain litigation continues and the total amount of damages and related costs cannot be determined at this time, SPT is insured against most types of damages and related costs involved with the Dunsmuir derailment to the extent that they exceed $10 million. As of December 31, 1993, SPT had paid approximately $44.7 million related to the Dunsmuir derailment, of which $12 million was charged to expense primarily to cover the $10 million deductible. The balance has been or is in the process of being collected from insurance carriers. As of December 31, 1993, approximately $24.9 million had been recovered by SPT from insurers. SPT expects to recover substantially all additional damages and costs under its insurance policies. As a result, disposition of these matters is not expected to have a material adverse effect on the Company's financial condition.

  Although the Company has purchased insurance, the Company has retained certain risks with respect to losses for third-party liability and property claims. In addition, various claims, lawsuits and contingent liabilities are pending against the Company. Management has made provisions for these matters which it believes to be adequate. As a result, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company's consolidated financial position.

13. SUPPLEMENTAL CASH FLOW INFORMATION

  Supplemental cash flow information for the years ended December 31, 1993, 1992, and 1991 is as follows (in millions):

                                                                DECEMBER 31,
                                                              -----------------
                                                              1993  1992  1991
                                                              ----- ----- -----
   Cash payments (refunds):
     Interest................................................ $72.3 $76.3 $93.2
     Income taxes............................................   --    --    0.6
   Noncash transactions:
     Sale of real estate for a note receivable...............   --    --  124.0
     Purchase of locomotives.................................   --    --   69.8
     Capital lease obligations for railroad equipment........  57.0   --    --

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                            AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

14. QUARTERLY DATA (UNAUDITED)

                                              FIRST   SECOND    THIRD   FOURTH
                                             QUARTER  QUARTER  QUARTER  QUARTER
                                             -------  -------  -------  -------
                                                      (IN MILLIONS)
1993
  Operating revenues........................ $593.7   $652.1   $659.9   $ 645.0
  Operating income (loss)...................  (11.3)    15.3    (44.1)    (13.8)
  Other income (expense)....................    1.1      0.2    (16.7)      2.4
  Net income (loss) (a)..................... (118.7)    (6.5)   (72.6)     (7.0)
1992
  Operating revenues........................ $624.4   $651.6   $628.9   $ 618.9
  Operating income (loss)...................  (25.3)     4.4      2.6      (6.4)
  Other income (expense)....................  119.6     17.0     20.6     134.9
  Net income (loss).........................   46.1      --        .6      62.8

- --------
(a) First quarter 1993 data includes an extraordinary charge of $98.9 million (net of taxes) for the change in accounting for postretirement benefits other than pensions.

15. CAPITAL AND DEBT TRANSACTIONS

  On August 17, 1993 SPRC closed the offering and sale of 30,783,750 shares of common stock and issued and sold $375 million principal amount of 9 3/8 percent Senior Notes due 2005.

  In connection with the foregoing transactions, the Company issued 200 shares of common stock for total consideration of $445.5 million from SPRC. The proceeds from this transaction were used to repay $169 million outstanding under the SPT Term Loan, to purchase $107.7 million of D&RGW property including principally the Burnham locomotive repair facility and certain non-operating properties, to purchase for $99.1 million equipment operated pursuant to operating leases, to pay fees and expenses of $3.8 million and for general corporate purposes. In addition, as part of the foregoing transactions, the Company entered into a $200 million three-year unsecured Credit Agreement replacing its then existing secured bank credit facility.

  On March 2, 1994, SPRC closed an offering of 25,000,000 shares of common stock. In connection with this transaction, the Company issued 150 shares of common stock for consideration of $294.5 million from SPRC. The proceeds were used to repay the $175 million then outstanding balance on the Credit Agreement and to purchase $118.9 million of D&RGW rail properties. The proceeds of the purchase from D&RGW were used to repay the amounts outstanding under the RGH credit facilities.

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                            AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

16.  SUPPLEMENTAL CONDENSED COMBINING FINANCIAL INFORMATION

  The following presents supplemental condensed combining financial information (in millions).

       SUPPLEMENTAL CONDENSED COMBINING BALANCE SHEETS--DECEMBER 31, 1993

                           SPT       SSW       NON     ADJUSTMENTS    COMPANY
                          ISSUER  GUARANTOR GUARANTORS ELIMINATIONS CONSOLIDATED
                         -------- --------- ---------- ------------ ------------
Current assets.......... $  190.2 $   34.7    $ 31.0     $   --       $  255.9
Advances to
 parent/Investment in
 subsidiaries...........     36.8    445.3       --       (482.1)          --
Property, net...........  3,860.3    553.3      77.7         --        4,491.3
Other assets and de-
 ferred charges.........    142.5     42.4       5.1         --          190.0
                         -------- --------    ------     -------      --------
  Total assets.......... $4,229.8 $1,075.7    $113.8     $(482.1)     $4,937.2
                         ======== ========    ======     =======      ========
Current liabilities..... $  588.6 $  201.3    $ 35.9     $   --       $  825.8
Long-term debt..........    705.8    171.6      38.9         --          916.3
Deferred income taxes...    757.1     82.4      (1.8)        --          837.7
Other liabilities.......    507.4    240.3      26.1      (131.5)        642.3
Redeemable preference
 shares.................      --      44.2       --          --           44.2
Stockholder's equity....  1,670.9    335.9      14.7      (350.6)      1,670.9
                         -------- --------    ------     -------      --------
  Total liabilities and
   stockholder's equity. $4,229.8 $1,075.7    $113.8     $(482.1)     $4,937.2
                         ======== ========    ======     =======      ========

       SUPPLEMENTAL CONDENSED COMBINING BALANCE SHEETS--DECEMBER 31, 1992

                           SPT       SSW       NON     ADJUSTMENTS    COMPANY
                          ISSUER  GUARANTOR GUARANTORS ELIMINATIONS CONSOLIDATED
                         -------- --------- ---------- ------------ ------------
Current assets.......... $  186.9 $   42.9    $27.6      $   --       $  257.4
Advances to
 parent/Investment in
 subsidiaries...........    250.0    147.4    (19.5)      (377.9)          --
Property, net...........  3,423.6    782.4     54.8          --        4,260.8
Other assets and de-
 ferred charges.........    136.4     33.7      9.4          --          179.5
                         -------- --------    -----      -------      --------
  Total assets.......... $3,996.9 $1,006.4    $72.3      $(377.9)     $4,697.7
                         ======== ========    =====      =======      ========
Current liabilities..... $  787.5 $  187.9    $26.9      $   --       $1,002.3
Long-term debt..........    529.2    188.2     38.2          --          755.6
Deferred income taxes...    838.8     98.8      0.5          --          938.1
Other liabilities.......    401.1    113.9      0.4          --          515.4
Redeemable preference
 shares.................      --      46.0      --           --           46.0
Stockholder's equity....  1,440.3    371.6      6.3       (377.9)      1,440.3
                         -------- --------    -----      -------      --------
  Total liabilities and
   stockholder's equity. $3,996.9 $1,006.4    $72.3      $(377.9)     $4,697.7
                         ======== ========    =====      =======      ========

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                            AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

 SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF OPERATIONS--YEAR ENDED DECEMBER
                                    31, 1993

                            SPT        SSW       NON     ADJUSTMENTS    COMPANY
                           ISSUER   GUARANTOR GUARANTORS ELIMINATIONS CONSOLIDATED
                          --------  --------- ---------- ------------ ------------
Operating revenues......  $1,980.8   $413.7     $156.2      $ --        $2,550.7
Operating expenses......   2,007.8    430.5      166.3        --         2,604.6
                          --------   ------     ------      -----       --------
  Operating income
   (loss)...............     (27.0)   (16.8)     (10.1)       --           (53.9)
Other income (expense)..      21.0     (1.1)      (0.4)     (10.9)           8.6
Interest expense........      82.3     26.2        3.9      (10.9)         101.5
                          --------   ------     ------      -----       --------
  Loss before income
   taxes and before
   change in accounting.     (88.3)   (44.1)     (14.4)       --          (146.8)
Income taxes (benefit)..     (28.3)   (14.4)       1.8        --           (40.9)
                          --------   ------     ------      -----       --------
Net loss before change
 in accounting..........     (60.0)   (29.7)     (16.2)       --          (105.9)
Cumulative effect on
 years' prior to 1993 of
 change in accounting
 for post-retirement
 benefits other than
 pensions...............     (84.9)    (6.0)      (8.0)       --           (98.9)
                          --------   ------     ------      -----       --------
Net loss................  $ (144.9)  $(35.7)    $(24.2)     $ --        $ (204.8)
                          ========   ======     ======      =====       ========

 SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF OPERATIONS--YEAR ENDED DECEMBER
                                    31, 1992

                           SPT        SSW       NON     ADJUSTMENTS    COMPANY
                          ISSUER   GUARANTOR GUARANTORS ELIMINATIONS CONSOLIDATED
                         --------  --------- ---------- ------------ ------------
Operating revenues...... $1,977.3   $ 407.2    $139.3       $--        $2,523.8
Operating expenses......  2,011.5     395.6     141.4        --         2,548.5
                         --------   -------    ------      -----       --------
  Operating income
   (loss)...............    (34.2)     11.6      (2.1)       --           (24.7)
Other income (expense)..    299.2       1.0       0.4       (8.5)         292.1
Interest expense........     67.8      27.9       2.0       (8.5)          89.2
                         --------   -------    ------      -----       --------
  Income (loss) before
   income taxes.........    197.2     (15.3)     (3.7)       --           178.2
Income taxes (benefit)..     73.3      (4.6)      --         --            68.7
                         --------   -------    ------      -----       --------
Net income (loss)....... $  123.9   $ (10.7)   $ (3.7)     $ --        $  109.5
                         ========   =======    ======      =====       ========

 SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF OPERATIONS--YEAR ENDED DECEMBER
                                    31, 1991

                           SPT        SSW       NON     ADJUSTMENTS    COMPANY
                          ISSUER   GUARANTOR GUARANTORS ELIMINATIONS CONSOLIDATED
                         --------  --------- ---------- ------------ ------------
Operating revenues...... $1,964.2   $384.4     $96.4       $  --       $2,445.0
Operating expenses......  2,242.1    459.9      90.7          --        2,792.7
                         --------   ------     -----       ------      --------
  Operating income
   (loss)...............   (277.9)   (75.5)      5.7          --         (347.7)
Other income (expense)..    444.1     20.2      (4.7)       (14.1)        445.5
Interest expense........     81.1     24.3       2.5        (14.1)         93.8
                         --------   ------     -----       ------      --------
  Income (loss) before
   income taxes.........     85.1    (79.6)     (1.5)         --            4.0
Income taxes (benefit)..     29.2    (27.1)      0.4          --            2.5
                         --------   ------     -----       ------      --------
Net income (loss)....... $   55.9   $(52.5)    $(1.9)      $  --       $    1.5
                         ========   ======     =====       ======      ========

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                            AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED) SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS--YEAR ENDED DECEMBER
                                    31, 1993

                           SPT       SSW       NON     ADJUSTMENTS    COMPANY
                         ISSUER   GUARANTOR GUARANTORS ELIMINATIONS CONSOLIDATED
                         -------  --------- ---------- ------------ ------------
Cash Flows From Operat-
 ing Activities......... $ (63.2)  $  1.3     $ (8.6)       --        $ (70.5)
Cash Flows From Invest-
 ing Activities.........  (340.1)   (25.0)     (14.1)       --         (379.2)
Cash Flows From Financ-
 ing Activities.........   396.5     17.1       22.6        --          436.2
                         -------   ------     ------       ----       -------
Net Change In Cash and
 Cash Equivalents.......    (6.8)    (6.6)      (0.1)       --          (13.5)
Cash and Cash
 Equivalents--Beginning
 of Year................    39.4      8.0       (2.0)       --           45.4
                         -------   ------     ------       ----       -------
Cash and Cash Equiva-
 lents--End of Year..... $  32.6   $  1.4     $ (2.1)       --        $  31.9
                         =======   ======     ======       ====       =======

 SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS--YEAR ENDED DECEMBER
                                    31, 1992

                          SPT       SSW       NON     ADJUSTMENTS    COMPANY
                         ISSUER  GUARANTOR GUARANTORS ELIMINATIONS CONSOLIDATED
                         ------  --------- ---------- ------------ ------------
Cash Flows From Operat-
 ing Activities......... $ 79.1   $ 35.5     $ 11.8        --         $126.4
Cash Flows From Invest-
 ing Activities.........  (15.9)    (6.0)      (2.8)       --          (24.7)
Cash Flows From Financ-
 ing Activities.........  (52.4)   (21.5)     (11.0)       --          (84.9)
                         ------   ------     ------       ----        ------
Net Change In Cash and
 Cash Equivalents.......   10.8      8.0       (2.0)       --           16.8
Cash and Cash Equiva-
 lents--Beginning of
 Year...................   28.6      --         --         --           28.6
                         ------   ------     ------       ----        ------
Cash and Cash Equiva-
 lents--End of Year..... $ 39.4   $  8.0     $ (2.0)       --         $ 45.4
                         ======   ======     ======       ====        ======

 SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS--YEAR ENDED DECEMBER
                                    31, 1991

                           SPT       SSW       NON     ADJUSTMENTS    COMPANY
                         ISSUER   GUARANTOR GUARANTORS ELIMINATIONS CONSOLIDATED
                         -------  --------- ---------- ------------ ------------
Cash Flows From Operat-
 ing Activities......... $ (37.7)   $ 7.6     $ (5.9)       --        $ (36.0)
Cash Flows From Invest-
 ing Activities.........   269.9     (1.2)     (22.2)       --          246.5
Cash Flows From Financ-
 ing Activities.........  (271.5)    (6.4)      27.5        --         (250.4)
                         -------    -----     ------       ----       -------
Net Change In Cash and
 Cash Equivalents.......   (39.3)     --        (0.6)       --          (39.9)
Cash and Cash
 Equivalents--Beginning
 of Year................    67.9      --         0.6        --           68.5
                         -------    -----     ------       ----       -------
Cash and Cash Equiva-
 lents--End of Year..... $  28.6      --      $  --         --        $  28.6
                         =======    =====     ======       ====       =======

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                            AND SUBSIDIARY COMPANIES

                       SCHEDULE V. PROPERTY AND EQUIPMENT

                            BALANCE
                              AT                                      BALANCE
                           BEGINNING ADDITIONS              OTHER      AT END
                            OF YEAR  (AT COST) RETIREMENTS CHANGES    OF YEAR
                           --------- --------- ----------- -------    --------
                                                   (IN
                                                MILLIONS)
YEAR ENDED DECEMBER 31,
 1993
 Roadway and structures... $5,298.8   $267.7    $ (69.6)   $   --     $5,496.9
 Railroad equipment.......  1,556.1     96.1      (97.0)      57.0(a)  1,612.2
 Other property...........    123.1     52.6       (1.4)       --        174.3
                           --------   ------    --------   -------    --------
  Total................... $6,978.0   $416.4    $(168.0)   $  57.0    $7,283.4
                           ========   ======    ========   =======    ========
YEAR ENDED DECEMBER 31,
 1992
 Roadway and structures... $5,120.1   $237.2    $ (58.5)   $    --    $5,298.8
 Railroad equipment.......  1,690.3     71.6     (136.1)    (69.7)(b)  1,556.1
 Other property...........    140.9     19.4      (37.2)       --        123.1
                           --------   ------    --------   -------    --------
  Total................... $6,951.3   $328.2    $(231.8)   $(69.7)    $6,978.0
                           ========   ======    ========   =======    ========
YEAR ENDED DECEMBER 31,
 1991
 Roadway and structures... $5,018.4   $207.2    $(148.7)   $  43.2(c) $5,120.1
 Railroad equipment.......  1,650.2     47.6      (77.2)      69.7(b)  1,690.3
 Other property...........    123.0     22.8       (4.9)       --        140.9
                           --------   ------    --------   -------    --------
  Total................... $6,791.6   $277.6    $(230.8)   $ 112.9    $6,951.3
                           ========   ======    ========   =======    ========

- --------
(a) Equipment acquired under capitalized lease agreement.
(b) Locomotives delivered in 1991 and paid for in 1992.
(c) Property acquired in connection with the acquisition of SPCSL.

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                            AND SUBSIDIARY COMPANIES

           SCHEDULE VI. ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                             PROPERTY AND EQUIPMENT

                             BALANCE  ADDITIONS
                               AT      CHARGED  RETIREMENTS           BALANCE
                            BEGINNING    TO       (NET OF    OTHER     AT END
                             OF YEAR   EXPENSE   SALVAGE)   CHANGES   OF YEAR
                            --------- --------- ----------- -------   --------
                                                    (IN
                                                 MILLIONS)
YEAR ENDED DECEMBER 31,
 1993
 Roadway and structures.... $1,881.4   $159.1    $ (74.1)    $ --     $1,966.4
 Railroad equipment........    815.7     67.6      (78.6)      --        804.7
 Other property............     20.1      1.5       (0.6)      --         21.0
                            --------   ------    --------    -----    --------
  Total.................... $2,717.2   $228.2    $(153.3)    $ --     $2,792.1
                            ========   ======    ========    =====    ========
YEAR ENDED DECEMBER 31,
 1992
 Roadway and structures.... $1,799.0   $152.2    $ (69.8)    $ --     $1,881.4
 Railroad equipment........    855.3     72.2     (111.8)      --        815.7
 Other property............     26.0      2.8       (8.7)      --         20.1
                            --------   ------    --------    -----    --------
  Total.................... $2,680.3   $227.2    $(190.3)    $ --     $2,717.2
                            ========   ======    ========    =====    ========
YEAR ENDED DECEMBER 31,
 1991
 Roadway and structures.... $1,718.8   $154.8    $(128.3)    $53.7(a) $1,799.0
 Railroad equipment........    840.9     71.5      (57.1)      --        855.3
 Other property............     21.3      5.2       (0.5)      --         26.0
                            --------   ------    --------    -----    --------
  Total.................... $2,581.0   $231.5    $(185.9)    $53.7    $2,680.3
                            ========   ======    ========    =====    ========

- --------
(a) Amount reserved for 1,200 miles of low density rail lines identified for sale or abandonment as part of the 1991 Special Charge.

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                            AND SUBSIDIARY COMPANIES

         SCHEDULE VIII. VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                     BALANCE AT                       BALANCE AT
                                     BEGINNING  CHARGED TO               END
                                      OF YEAR    EXPENSE   DEDUCTIONS  OF YEAR
                                     ---------- ---------- ---------- ----------
                                                    (IN MILLIONS)
YEAR ENDED DECEMBER 31, 1993
Casualty and other claims..........    $440.4     $143.0     $165.4     $418.0
Post-retirement benefit obligation.       --       172.6       12.0      160.6
Employee separation and relocation
 and other.........................     112.5        --        54.7       57.8
                                       ------     ------     ------     ------
Total..............................    $552.9     $315.6     $232.1     $636.4
                                       ======     ======     ======     ======
YEAR ENDED DECEMBER 31, 1992
Casualty and other claims..........    $459.0     $133.3     $151.9     $440.4
Employee separation and relocation
 and other.........................     184.7        --        72.2      112.5
                                       ------     ------     ------     ------
Total..............................    $643.7     $133.3     $224.1     $552.9
                                       ======     ======     ======     ======
YEAR ENDED DECEMBER 31, 1991
Casualty and other claims..........    $412.9     $223.0     $176.9     $459.0
Employee separation and relocation
 and other.........................      66.2      125.0        6.5      184.7
                                       ------     ------     ------     ------
Total..............................    $479.1     $348.0     $183.4     $643.7
                                       ======     ======     ======     ======

                       SOUTHERN PACIFIC RAIL CORPORATION
                            AND SUBSIDIARY COMPANIES

             SCHEDULE X. SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                                  CHARGED TO COSTS AND EXPENSES
                                                  -----------------------------
                                                    1993      1992      1991
                                                  --------- --------- ---------
                                                          (IN MILLIONS)
   Maintenance and repairs.......................    $526.6    $573.4    $581.7
   Taxes other than payroll and income taxes:
     Real estate and personal property...........      11.3      28.4      23.2
     Sales and other.............................      40.6      39.3      33.1