Form 10-Q
period 1994-03-31
SOUTHERN PACIFIC TRANSPORTATION CO
filed 1994-05-13
CIK 92259

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   Form 10-Q

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                             EXCHANGE  ACT OF 1934

   For the quarterly period ended March 31, 1994

                                       OR


    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ______________________ to______________________

Commission file number 1-6146


                   SOUTHERN  PACIFIC  TRANSPORTATION  COMPANY

(Exact name of registrant as specified in its charter)

           Delaware                                           94-6001323W
- - ------------------------------                            --------------------
(State or other jurisdiction                                (I.R.S. employer
      of organization)                                     identification no.)

                           Southern Pacific Building
                                One Market Plaza
                            San Francisco, CA  94105

                        Telephone Number (415) 541-1000

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X          No
                               -----           -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                         Outstanding
              Class                                   at April 30, 1994
- - -------------------------------                     ----------------------

Common stock, without par value                          1,350 shares

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

        SOUTHERN PACIFIC TRANSPORTATION COMPANY AND SUBSIDIARY COMPANIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                                 MARCH 31,  DECEMBER 31,
                                                                   1994         1993
                                                                ----------  ------------
                                                                     (in millions)

                           ASSETS
                           ------

CURRENT ASSETS
  Cash and cash equivalents (including restricted cash of        $   11.4    $   31.9
   $5.4 in 1994 and 1993)......................................
  Accounts and notes receivable, net of allowance                   105.7       112.0
   for doubtful accounts.......................................
  Notes receivable from Rio Grande Receivables,                      35.1        24.1
   Inc.........................................................      52.5        46.5
  Materials and supplies, at cost..............................      51.7        41.4
  Other current assets.........................................  --------    --------
    Total current assets.......................................     256.4       255.9
                                                                 --------    --------

PROPERTY, AT COST
   Roadway and structures......................................   5,646.6     5,496.9
   Railroad equipment..........................................   1,630.1     1,612.2
   Other property..............................................     174.6       174.3
                                                                 --------    --------
   Total property..............................................   7,451.3     7,283.4
   Less accumulated depreciation...............................   2,838.4     2,792.1
                                                                 --------    --------
   Property, net...............................................   4,612.9     4,491.3
                                                                 --------    --------
OTHER ASSETS AND DEFERRED CHARGES
   Notes receivable from Rio Grande Receivables, Inc...........      27.8        27.8
   Other assets and deferred charges...........................     156.9       162.2
                                                                 --------    --------
    Total other assets.........................................     184.7       190.0
                                                                 --------    --------

    Total assets...............................................  $5,054.0    $4,937.2
                                                                 ========    ========

                                                                           (Continued)

     See accompanying notes to consolidated condensed financial statements.

       SOUTHERN PACIFIC TRANSPORTATION COMPANY AND SUBSIDIARY COMPANIES

                                  (UNAUDITED)

                                                  MARCH 31,   DECEMBER 31,
                                                     1994         1993
                                                  ---------   ------------
                                                        (in millions)

     LIABILITIES AND STOCKHOLDER'S EQUITY
     ------------------------------------

CURRENT LIABILITIES                                $  133.9     $  119.4
  Accounts and wages payable....................      112.2        121.5
  Accrued payables..............................       54.3         62.2
  Current portion of long-term debt.............        1.9          1.8
  Redeemable preference shares of a subsidiary..      501.6        520.9
  Other current liabilities.....................   --------     --------
                                                      803.9        825.8
   Total current liabilities....................   --------     --------

LONG-TERM DEBT (Note 4).........................      796.8        916.3
                                                   --------     --------

DEFERRED INCOME TAXES...........................      834.3        837.7
                                                   --------     --------

OTHER LIABILITIES...............................      632.6        642.3
                                                   --------     --------

REDEEMABLE PREFERENCE SHARES OF A
  SUBSIDIARY....................................       43.8         44.2
                                                   --------     --------
STOCKHOLDER'S EQUITY
  Common Stock..................................      424.9        424.9
  Additional paid-in capital (Note 4)...........      909.9        615.5
  Retained income...............................    1,309.3      1,314.7
  Advances to parent............................     (701.5)      (684.2)
                                                   --------     --------
    Total stockholder's equity..................    1,942.6      1,670.9
                                                   --------     --------
    Total liabilities and stockholder's equity..
                                                   $5,054.0     $4,937.2
                                                   ========     ========

     See accompanying notes to consolidated condensed financial statements.

        SOUTHERN PACIFIC TRANSPORTATION COMPANY AND SUBSIDIARY COMPANIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                         THREE MONTHS
                                                        ENDED MARCH 31,
                                                       -----------------
                                                        1994      1993
                                                       -------  --------
                                                         (in millions)
OPERATING REVENUES
  Railroad...........................................  $634.5   $ 581.0
  Other..............................................    16.0      12.7
                                                       ------   -------
     Total...........................................   650.5     593.7
                                                       ------   -------
OPERATING EXPENSES
 Railroad............................................   614.7     592.8
 Other...............................................    15.4      12.2
                                                       ------   -------
    Total............................................   630.1     605.0
                                                       ------   -------

OPERATING INCOME (LOSS)..............................    20.4     (11.3)
                                                       ------   -------
OTHER INCOME
  Gains from sales of property.......................    10.5       6.8
  Real estate rentals, net...........................     4.8       4.0
  Interest income....................................     0.7       0.2
  Other income (expense), net........................   (11.8)     (9.9)
                                                       ------   -------
     Total...........................................     4.2       1.1
                                                       ------   -------

INTEREST EXPENSE.....................................    26.9      21.9
                                                       ------   -------

LOSS BEFORE INCOME TAXES.............................    (2.3)    (32.1)
                                                       ------   -------

INCOME TAXES (BENEFIT)
  Current............................................       -         -
  Deferred...........................................    (0.9)    (12.3)
                                                       ------   -------
   Total.............................................    (0.9)    (12.3)
                                                       ------   -------

LOSS BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING...............................    (1.4)    (19.8)

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING FOR POST-EMPLOYMENT BENEFITS
  IN 1994 (NOTE 5) AND POST-RETIREMENT BENEFITS
  OTHER THAN PENSIONS IN 1993 (Net of income tax
  benefits of $2.6 and $61.2, respectively)..........    (4.0)    (98.9)
                                                       ------   -------
NET LOSS.............................................  $ (5.4)  $(118.7)
                                                       ======   =======

    See accompanying notes to consolidated condensed financial statements.

        SOUTHERN PACIFIC TRANSPORTATION COMPANY AND SUBSIDIARY COMPANIES
           CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDER'S EQUITY

                       Three Months Ended March 31, 1994
                                  (Unaudited)




                                   COMMON STOCK      ADDITIONAL                     ADVANCES
                                   ------------       PAID-IN        RETAINED          TO
                                  SHARES   AMOUNT     CAPITAL         INCOME         PARENT         TOTAL
                                  ------   ------    ----------      --------       --------        -----
                                                     (in millions, except shares)
BALANCES AT DECEMBER 31, 1993..    1,200   $424.9    $615.5          $1,314.7       $(684.2)        $1,670.9

NET LOSS.......................        -        -         -              (5.4)            -             (5.4)

COMMON STOCK ISSUED............      150        -     294.4                 -             -            294.4

ADVANCES TO PARENT.............        -        -         -                 -         (17.3)           (17.3)
                                   ------  ------    ------          --------       -------         --------
BALANCES AT MARCH 31, 1994.....    1,350   $424.9    $909.9          $1,309.3       $(701.5)        $1,942.6
                                   ======  ======    ======          ========       =======         ========

    See accompanying notes to consolidated condensed financial statements.

        SOUTHERN PACIFIC TRANSPORTATION COMPANY AND SUBSIDIARY COMPANIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                         THREE MONTHS
                                                                       ENDED MARCH 31,
                                                                      ------------------
                                                                        1994      1993
                                                                      -------    ------
                                                                        (in millions)

CASH FLOWS FROM OPERATING  ACTIVITIES
  Net loss..........................................................  $  (5.4)  $(118.7)
                                                                      -------   -------
  Adjustments to net loss
     Cumulative effect of change in accounting for post-employment
      benefits in 1994 and post-retirement benefits in 1993.........      6.6     160.1
     Gains from sales of property...................................    (10.5)     (6.8)
     Depreciation...................................................     55.9      56.0
     Deferred  income taxes.........................................     (3.5)    (73.5)
     Other adjustments..............................................    (43.2)    (50.4)
                                                                      -------    ------
       Total adjustments............................................      5.3      85.4
                                                                      -------    ------
       Net cash used for operating activities.......................     (0.1)    (33.3)
                                                                      -------    ------
CASH FLOWS FROM INVESTING ACTIVITIES

  Property sold and retired.........................................     13.7       9.5
  Capital expenditures..............................................   (172.8)    (47.2)
  Other investing activities........................................     (2.6)     (2.5)
                                                                      -------    ------
     Net cash used for investing activities.........................   (161.7)    (40.2)
                                                                      -------    ------
CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from issuance of debt, net of costs......................     54.4         -
  Debt and revolver drawdown (repayment), net.......................   (189.8)     51.4
  Advances to parent, net...........................................    (17.3)     (2.3)
  Common stock issued...............................................    294.4         -
  Redeemable preference shares repayment............................     (0.4)     (0.4)
                                                                      -------    ------
       Net cash provided by financing activities....................    141.3      48.7
                                                                      -------    ------

NET CHANGE IN CASH AND CASH EQUIVALENTS.............................    (20.5)    (24.8)

CASH AND CASH EQUIVALENTS-BEGINNING OF THE
  PERIOD............................................................     31.9      45.4
                                                                      -------    ------

CASH AND CASH EQUIVALENTS-END OF THE PERIOD.........................  $  11.4   $  20.6
                                                                      =======   =======

     See accompanying notes to consolidated condensed financial statements.

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                            AND SUBSIDIARY COMPANIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1994
                                  (Unaudited)



(1)  OWNERSHIP AND PRINCIPLES OF CONSOLIDATION
     -----------------------------------------

  Southern Pacific Transportation Company (SPT) is a wholly-owned subsidiary of Southern Pacific Rail Corporation (SPRC) (formerly Rio Grande Industries, Inc.); therefore, per share data are not shown in the accompanying consolidated
condensed   financial statements.  As used in this document, the Company refers to SPT together with its subsidiaries. The consolidated condensed financial statements are prepared on the historical cost basis of accounting and include the accounts of SPT and all significant subsidiary companies, including St. Louis Southwestern Railway Company (SSW) and SPCSL Corp. (SPCSL), on a consolidated basis. SPRC also owns Rio Grande Holding, Inc. (RGH) which owns The Denver and Rio Grande Western Railroad Company (D&RGW). SPRC management continues to review and consider the placement of various subsidiaries within the corporate structure of SPRC. These consolidated condensed financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. Effective January 1, 1994 the Company changed its methods of accounting for post-employment benefits pursuant to Financial Accounting Standards Board Statement No. 112. In the opinion of management, all adjustments (consisting of normal, recurring accruals) necessary for a fair
presentation  of interim period  results have been included.   However, these
results are not necessarily indicative of results for a full year.


(2)  RECLASSIFICATIONS
     -----------------

  Certain of the prior period amounts have been reclassified to conform to the March 31, 1994 consolidated condensed financial statement presentation.

(3)  SUPPLEMENTAL CASH FLOW INFORMATION
     ----------------------------------

                                             THREE MONTHS
                                            ENDED MARCH 31,
                                            ---------------
                                             1994     1993
                                            ---------------
                                             (in millions)

CASH PAYMENTS:
    Interest (a)..........................   $23.7    $13.6
    Income taxes..........................       -        -

NON-CASH TRANSACTIONS:
    Capital lease obligations for railroad
      equipment...........................     8.6        -

_______
(a) The increase in interest paid is due to the timing of payments associated with the different debt instruments held during each period. A substantial amount of the 1993 indebtedness has been repaid.

(4)  CAPITAL AND DEBT TRANSACTIONS
     -----------------------------

          SPRC closed the offering and sale of 25,000,000 shares of common stock for $21.00 per share (before underwriting discounts, commissions and offering expenses) on March 2, 1994.

          In connection with the foregoing transaction, the Company issued 150 shares of common stock for total consideration of $294.4 million from its parent. Proceeds from this transaction were used for repayment of the $175 million revolving credit facility (including interest thereon) and to purchase $118.9 million of D&RGW property.


(5)  POSTEMPLOYMENT BENEFITS
     -----------------------

          In November 1992, the Financial Accounting Standards Board (FAS) issued Statement No. 112 "Employers' Accounting for Postemployment Benefits". FAS 112 requires employers to recognize the obligation to provide benefits to former or inactive employees after employment but before retirement, if certain conditions are met. Effective January 1, 1994, the Company adopted FAS 112 and recorded a $6.6 million pre-tax charge ($4.0 million after tax). The Company's policy continues to be to fund the cost of postemployment benefits as the benefits are payable.

(6)  SUPPLEMENTAL CONDENSED COMBINING FINANCIAL INFORMATION
     ------------------------------------------------------

          SPT issued $290 million of Senior Secured Notes in 1993. SSW is the guarantor of those notes. The following presents supplemental condensed combining financial information (in millions):


        SUPPLEMENTAL CONDENSED COMBINING BALANCE SHEETS - MARCH 31, 1994

                                         SPT        SSW        NON-       ADJUSTMENTS     COMPANY
                                        ISSUER   GUARANTOR  GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                       --------  ---------  -----------  -------------  ------------
CURRENT ASSETS......................   $  173.9   $   63.5     $ 19.0       $     -       $  256.4
ADVANCES TO PARENT/INVESTMENT IN
  SUBSIDIARIES......................       50.7      428.9          -        (479.6)             -
PROPERTY, NET.......................    3,985.9      549.8       77.2             -        4,612.9
OTHER ASSETS AND DEFERRED CHARGES...      149.6       30.3        4.8             -          184.7
                                       --------   --------     ------       -------       --------
  TOTAL ASSETS......................   $4,360.1   $1,072.5     $101.0       $(479.6)      $5,054.0
                                       ========   ========     ======       =======       ========
CURRENT LIABILITIES.................
LONG-TERM DEBT......................      581.5      200.9       21.5             -          803.9
DEFERRED INCOME TAXES...............      584.0      169.3       43.5             -          796.8
OTHER LIABILITIES...................      754.3       81.7       (1.7)            -          834.3
REDEEMABLE PREFERENCE SHARES........      497.7      239.8       26.6        (131.5)         632.6
STOCKHOLDER'S EQUITY................          -       43.8          -             -           43.8
TOTAL LIABILITIES AND STOCKHOLDER'S
  EQUITY............................    1,942.6      337.0       11.1        (348.1)       1,942.6
                                       --------   --------     ------       -------       --------
                                       $4,360.1   $1,072.5     $101.0       $(479.6)      $5,054.0
                                       ========   ========     ======       =======       ========


      SUPPLEMENTAL CONDENSED COMBINING BALANCE SHEETS - DECEMBER 31, 1993

                                         SPT        SSW        NON-       ADJUSTMENTS     COMPANY
                                        ISSUER   GUARANTOR  GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                       --------  ---------  -----------  -------------  ------------
CURRENT ASSETS.......................  $  190.2   $   34.7     $ 31.0       $     -       $  255.9
ADVANCES TO PARENT/INVESTMENT IN
  SUBSIDIARIES.......................      36.8      445.3          -        (482.1)             -
PROPERTY, NET........................   3,860.3      553.3       77.7             -        4,491.3
OTHER ASSETS AND DEFERRED CHARGES....     142.5       42.4        5.1             -          190.0
                                       --------   --------     ------       -------       --------
  TOTAL ASSETS.......................  $4,229.8   $1,075.7     $113.8       $(482.1)      $4,937.2
                                       ========   ========     ======       =======       ========
CURRENT LIABILITIES
LONG-TERM DEBT.......................  $  588.6   $  201.3     $ 35.9       $     -       $  825.8
DEFERRED INCOME TAXES................     705.8      171.6       38.9             -          916.3
OTHER LIABILITIES....................     757.1       82.4       (1.8)            -          837.7
REDEEMABLE PREFERENCE SHARES.........     507.4      240.3       26.1        (131.5)         642.3
STOCKHOLDER'S EQUITY.................         -       44.2          -             -           44.2
                                        1,670.9      335.9       14.7        (350.6)       1,670.9
  TOTAL LIABILITIES AND STOCKHOLDER'S  --------   --------     ------       -------       --------

     EQUITY..........................  $4,229.8   $1,075.7     $113.8       $(482.1)      $4,937.2
                                       ========   ========     ======       =======       ========

     ------------------------------------------------------

         SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF OPERATIONS -
                       THREE MONTHS ENDED MARCH 31, 1994


                                             SPT        SSW         NON-       ADJUSTMENTS      COMPANY
                                            ISSUER   GUARANTOR   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                           --------  ----------  -----------  -------------  -------------
OPERATING REVENUES.....................     $506.2     $104.5       $39.8         $    -         $650.5
OPERATING EXPENSES.....................      487.1      101.2        41.8              -          630.1
                                            ------     ------       -----         ------         ------
  OPERATING INCOME (LOSS)..............       19.1        3.3        (2.0)             -           20.4

OTHER INCOME (EXPENSE).................        8.4        6.0        (0.1)         (10.1)           4.2
INTEREST EXPENSE.......................       29.3        6.4         1.3          (10.1)          26.9
                                            ------     ------       -----         ------         ------
  INCOME (LOSS) BEFORE INCOME TAXES AND
  BEFORE CHANGE IN ACCOUNTING..........       (1.8)       2.9        (3.4)             -           (2.3)

INCOME TAXES (BENEFIT).................       (2.7)       1.1         0.7              -           (0.9)
                                            ------     ------       -----         ------         ------
NET INCOME (LOSS) BEFORE CHANGE IN
  ACCOUNTING...........................        0.9        1.8        (4.1)             -           (1.4)
CUMULATIVE EFFECT ON YEARS' PRIOR TO
  1994 OF CHANGE IN ACCOUNTING FOR
  POST-EMPLOYMENT BENEFITS.............       (3.3)      (0.7)          -              -           (4.0)
                                            ------     ------       -----         ------         ------

NET INCOME (LOSS)......................     $ (2.4)    $  1.1       $(4.1)        $    -         $ (5.4)
                                            ======     ======       =====         ======         ======


         SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF OPERATIONS -
                       THREE MONTHS ENDED MARCH 31, 1993

                                             SPT        SSW         NON-       ADJUSTMENTS      COMPANY
                                            ISSUER   GUARANTOR   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                           --------  ----------  -----------  -------------  -------------
OPERATING REVENUES......................    $458.7     $103.1       $ 31.9        $    -         $593.7
OPERATING EXPENSES......................     471.1       96.4         37.5             -          605.0
                                            ------     ------       ------        ------         -------
 OPERATING INCOME (LOSS)................     (12.4)       6.7         (5.6)            -          (11.3)

OTHER INCOME (EXPENSE)..................       5.1       (1.3)        (0.1)         (2.6)           1.1
INTEREST EXPENSE........................      16.8        6.9          0.8          (2.6)          21.9
 INCOME (LOSS) BEFORE INCOME                ------     ------       ------          -----        ------
 TAXES AND BEFORE CHANGE IN
 ACCOUNTING.............................     (24.1)      (1.5)        (6.5)            -          (32.1)

INCOME TAXES (BENEFIT)..................     (13.2)      (0.5)         1.4             -          (12.3)

NET INCOME (LOSS) BEFORE CHANGE
 IN ACCOUNTING..........................     (10.9)      (1.0)        (7.9)            -          (19.8)

CUMULATIVE EFFECT ON YEARS PRIOR TO
 1993 OF CHANGE IN ACCOUNTING FOR
 POSTRETIREMENT BENEFITS OTHER THAN
 PENSIONS...............................     (84.9)      (6.0)        (8.0)            -          (98.9)
                                            ------     ------       ------         -----        -------
NET INCOME (LOSS).......................    $(95.8)    $ (7.0)      $(15.9)       $    -        $(118.7)
                                            ======     ======       ======        ======        =======

       ------------------------------------------------------------------

         SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS -
                       THREE MONTHS ENDED MARCH 31, 1994

                                                   SPT        SSW         NON-      ADJUSTMENTS      COMPANY
                                                  ISSUER   GUARANTOR   GUARANTORS   ELIMINATIONS  CONSOLIDATED
                                                 --------  ----------  -----------  ------------  -------------
CASH FLOWS FROM OPERATING  ACTIVITIES........    $   6.6     $(1.1)       $(5.6)       $    -        $  (0.1)
CASH FLOWS FROM INVESTING ACTIVITIES.........     (157.0)     (4.5)        (0.2)            -         (161.7)
CASH FLOWS FROM FINANCING ACTIVITIES.........      123.2      12.4          5.7             -          141.3
                                                 -------     -----        -----        ------        -------
NET CHANGE IN CASH AND CASH EQUIVALENTS......      (27.2)      6.8         (0.1)            -          (20.5)
CASH AND CASH EQUIVALENTS - BEGINNING OF
  PERIOD.....................................       32.6       1.4         (2.1)            -           31.9
                                                 -------     -----        -----       -------        -------
CASH AND CASH EQUIVALENTS - END OF PERIOD....    $   5.4     $ 8.2        $(2.2)      $     -        $  11.4
                                                 =======     =====        =====       =======        =======

          SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS -
                       THREE MONTHS ENDED MARCH 31, 1993

                                                   SPT        SSW         NON-      ADJUSTMENTS      COMPANY
                                                  ISSUER   GUARANTOR   GUARANTORS   ELIMINATIONS  CONSOLIDATED
                                                 --------  ----------  -----------  ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES..........    $(57.6)    $26.9        $(2.6)       $    -         $(33.3)
CASH FLOWS FROM INVESTING ACTIVITIES..........     (33.9)     (5.7)        (0.6)            -          (40.2)
CASH FLOWS FROM FINANCING ACTIVITIES..........      45.2       0.6          2.9             -           48.7
                                                  ------     -----        -----        ------         ------
NET CHANGE IN CASH AND CASH EQUIVALENTS.......     (46.3)     21.8         (0.3)            -          (24.8)
CASH AND CASH EQUIVALENTS - BEGINNING OF
  PERIOD......................................      39.4       8.0         (2.0)            -           45.4
                                                  ------     -----        -----        ------         ------
CASH AND CASH EQUIVALENTS - END OF PERIOD.....    $ (6.9)    $29.8        $(2.3)       $    -         $ 20.6
                                                  ======     =====        =====        ======         ======



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- - ---------------------

       Three Months Ended March 31, 1994 Compared to Three Months Ended
       ----------------------------------------------------------------
       March 31, 1993
       --------------

     The Company had a net loss of $5.4 million for the first quarter of 1994 after deducting $4.0 million for the cumulative effect of a change in accounting for postemployment benefits under Statement of Financial Accounting Standards FAS No. 112 adopted by the Company effective January 1, 1994 compared to a net loss of $118.7 million for the first quarter of 1993 after deducting $98.9 million for the cumulative effect of a change in accounting for postretirement benefits other than pensions under FAS 106 adopted by the Company effective January 1, 1993. The Company had operating income of $20.4 million for the 1994 period compared to a $11.3 million operating loss for the 1993 period.
Operating results for the first quarter of 1993 were adversely affected by severe weather and flooding in California, Oregon and Arizona, a significant decline in automotive shipments and a shortage of power due to a temporary reduction in the number of locomotives leased by the Company, as well as a slower than anticipated recovery in certain segments of the economy. For the first quarter of 1994, railroad operating revenues increased 9.2% over the same period in 1993, while railroad operating expenses increased 3.7% over the 1993 period.

Operating Revenues. In the first quarter of 1994, railroad operating revenues increased $53.5 million compared to the first quarter of 1993. Railroad freight operating revenues increased $47.5 million, due primarily to increased coal, intermodal, construction material and minerals, metals and ores and automotive carloads. Other railroad revenues (primarily switching and demurrage) increased $6.0 million compared to the 1993 period due primarily to the increased traffic volume. For the first quarter of 1994, carloads increased 14.2% and revenue ton-miles increased 13.3% compared to the first quarter of 1993. The average net freight revenue per ton-mile declined by 4.3% compared to the first quarter of 1993 due principally to an increase in traffic volume for commodities which generate lower revenue per ton-mile (e.g., coal and intermodal traffic) as well as increases in revenue deductions and allowances.

     The following table compares traffic volume (in carloads), gross freight revenues (before contract allowances and adjustments) and gross freight revenue per carload by commodity group for the three months ended March 31, 1994 and 1993.

                  CARLOAD AND GROSS FREIGHT REVENUE COMPARISON
                   THREE MONTHS ENDED MARCH 31, 1994 AND 1993

                                                                                                          GROSS FREIGHT
                                       CARLOADS                     GROSS FREIGHT REVENUES             REVENUE PER CARLOAD
                             ----------------------------      ------------------------------    --------------------------------
                             1994      1993      % CHANGE       1994       1993      % CHANGE     1994         1993       % CHANGE
                             ----      ----      --------      ------      ------    --------    ------        -----      --------
                                    (IN THOUSANDS)                       (DOLLARS IN MILLIONS EXCEPT REVENUE PER CARLOAD)
INTERMODAL.................     161.3     129.7     24.4%      $182.4      $154.8      17.8%      $1,131       $1,194       (5.3)%
CHEMICAL AND PETROLEUM
 PRODUCTS..................      86.0      84.3      2.0        149.0       137.3       8.5        1,733        1,629        6.4
FOOD AND AGRICULTURAL
 PRODUCTS..................      56.0      57.9     (3.3)        87.0        83.3       4.4        1,554        1,439        8.0
COAL.......................      37.7      23.7     59.1         28.0        23.8      17.6          743        1,004      (26.0)
FOREST PRODUCTS............      56.3      54.7      2.9         97.1        91.5       6.1        1,725        1,673        3.1
METALS AND ORES............      42.2      38.3     10.2         64.4        55.9      15.2        1,526        1,460        4.5
CONSTRUCTION MATERIALS
  AND MINERALS.............      38.9      31.0     25.5         34.6        29.0      19.3          889          935       (4.9)
AUTOMOTIVE.................      17.4      14.5     20.0         34.0        28.1      21.0        1,954        1,938        0.8
                                -----     -----                ------       ------                ------       ------
          TOTAL............     495.8     434.1     14.2%      $676.5      $603.7      12.1%      $1,364       $1,391       (1.9)%
                                =====     =====                ======       ======                ======       ======

  . Intermodal carloads for the first quarter of 1994 increased over the same period in 1993 due to increased container-on-flat car ("COFC") business with major steamship accounts, as well as the inclusion of additional revenue empty car movements in the carload figures. The decline in revenue per carload was due to a reduction in length of haul for COFC traffic, as well as to the lower revenue per car associated with revenue empty car movements.

  . Chemical and petroleum products carloads increased slightly during the first quarter of 1994 due to increased shipments of environmental wastes, plastics, organic chemicals and fertilizers. Revenue per carload increases for the 1994 period were primarily due to changes in product mix and implementation of yield improvement strategies including selected price increases.

  . Coal carloadings and revenue increased for the 1994 period due to continued demand for the low sulfur high BTU content coal produced by Company-served mines. This demand is from both existing utility customers and new utility customers and has been enhanced by the ability to blend the low sulfur coal with higher sulfur coal in order to satisfy requirements of the Clean Air Act. The reduction in revenue per carload is due primarily to a change in customer mix resulting in a reduction in the average length of haul for the 1994 period.

  . Food and agricultural products carloads declined for the first quarter of 1994 compared to the first quarter of 1993 due primarily to reductions in grain traffic caused by a reduced crop harvest that resulted from the severe Midwest flooding during the third and fourth quarters of 1993. The revenue per carload increase for the 1994 period is due to increased length of haul and changes in commodity mix.

  . Carload volume in forest products increased in 1994 through growth in wood chip, particle board, lumber stock and finished paper products traffic. Revenue per carload increases were due to price increases in lumber products where strong demand in the California, Arizona and transcontinental markets helped support price increase activity.

  . Carloads and revenue for metals and ores increased in the first quarter of 1994 compared to the first quarter of 1993 due to growth in copper concentrates and finished products traffic that was depressed by flooding in Arizona during the first quarter of 1993. Growth in ferrous metals carloads and revenue was generated by strong pipe and scrap markets.

  . Construction materials and minerals carloads increased for the 1994 period due to increased traffic in sand and gravel, cement and miscellaneous building materials associated with increases in highway and building construction. The decline in revenue per carload reflects the increase of sand and gravel traffic in the commodity mix resulting in a lower revenue per carload, as well as to a reduced length of haul.

  . Automotive carloads and revenue grew for the 1994 period due to strong demand for trucks and automobiles associated with general economic growth.

Operating Expenses. Railroad operating expenses for the first quarter of 1994 increased $21.9 million, or 3.7%, compared to the first quarter of 1993. Operating expenses for the first quarter of 1993 were reduced by non-recurring adjustments to inventory and property taxes, as well as to charges to reserves for labor and other costs established in prior years as discussed below. The following table sets forth a comparison of the Company's railroad operating expenses during the three months ended March 31, 1994 and 1993.

                     RAILROAD OPERATING EXPENSE COMPARISON
                   THREE MONTHS ENDED MARCH 31, 1994 AND 1993

                                  1994    1993    % CHANGE
                                 ------  ------   --------
                                  (in millions)
LABOR AND FRINGE BENEFITS        $245.0  $247.8      (1.1)%
FUEL...........................    48.0    47.5       1.1
MATERIALS AND SUPPLIES.........    36.4    27.4      32.8
EQUIPMENT RENTAL...............    77.6    68.4      13.5
DEPRECIATION AND AMORTIZATION..    55.9    56.0      (0.2)
OTHER..........................   151.8   145.7       4.2
                                 ------  ------
  TOTAL                          $614.7  $592.8       3.7%
                                 ======  ======

  . Labor and fringe benefit costs decreased $2.8 million, or 1.1%, for the first quarter of 1994 compared to the first quarter of 1993. The Company reduced employment by 2,986 or 15.1% to a total of 16,748 as of the end of March 1994 compared to March 1993. This employment decline includes a reduction of over 1,400 in the roadway maintenance area resulting in reduced labor costs for day-to-day repair and maintenance activities, as well as reduced capitalized labor costs. The employment decline also includes a reduction of approximately 315 employees associated with the January 1, 1994 implementation of the outsourcing plan for management information services functions. However, additional traffic volume during the first quarter of 1994 resulted in a 5.9% increase in overtime and a 6.0% increase in train crew starts substantially offsetting the reduced costs associated with lower employment. In addition, certain employee wage guarantees and other costs incurred in 1993 were charged against reserves established in prior years further reducing the impact of the employment decline. Expressed as a percentage of operating revenues, labor and fringe benefit expenses declined to 37.7% for the first quarter of 1994 compared to 41.8% for the first quarter of 1993.

  . Fuel expenses increased $0.5 million, or 1.1%, for the first quarter of 1994 compared to the same period in 1993. The increase is a result of an increase in fuel consumption attributable to the increase in traffic volume, substantially offset by a reduced cost per gallon (which includes handling costs) from $.58 per gallon during the first quarter of 1993 to $.51 per gallon during the first quarter of 1994. Included in the 1994 fuel expense is $3.7 million related to fuel hedging contracts. The Company has entered into fuel hedging agreements covering 90% of its 1994 estimated fuel needs at an average purchase price of $.506 per gallon (excluding handling costs). Additionally, approximately 50% of 1995 estimated fuel needs are hedged at $.476 per gallon.

  . Material and supplies expenses increased $9.0 million, or 32.8%, for the first quarter of 1994. The increase is due to an increase in freight car repair material purchased during the 1994 quarter, as well as to a $5.0 million non-recurring inventory adjustment in the first quarter of 1993. Also during the first quarter of 1993, the Company reduced its roadway maintenance and repair expenditures and activity in response to reduced revenues during that period. During the first quarter of 1994, the Company rebuilt or overhauled 70 road locomotives (49 capitalized, 21 expensed) compared to 14 road locomotives (all expensed) during the first quarter of 1993.

  . Equipment rental costs increased $9.2 million, or 13.5%, for the first quarter of 1994 compared to the first quarter of 1993. The increase includes a $7.6 million increase in car hire and $1.4 million increase in locomotive lease costs. In large part, these increases are associated with increased traffic volume during the first quarter of 1994 compared to the same period during 1993. In addition, the Company had reduced the number of short-term locomotives it leased in the first quarter of 1993 in an effort to reduce costs.

  . Depreciation expense was relatively unchanged for the first quarter of 1994 compared to the same period in 1993. Expenses remained stable between periods due to modest changes in the total depreciable property base.

  . Other expenses increased $6.0 million, or 4.1%, for the first quarter of 1994 compared to the first quarter of 1993. This category of expense includes purchased repairs and services, joint facility rent and maintenance costs, casualty costs and property and other taxes. Expenses in this category which increased significantly over the prior year were property taxes and excise taxes. Property tax expense showed a $5.0 million increase over 1993 because the 1993 amount was reduced by the favorable settlement of disputed property taxes in California. Excise taxes increased by $3.8 million over the prior year due to the enactment of an increase in the federal excise tax on fuel in October 1993. Partially offsetting these increases were reduced casualty expenses of approximately $6.1 million and reduced joint facility expense of $2.2 million. Casualty expenses declined primarily because the 1993 amount included the costs from a derailment in Ogden, Utah. Joint facility costs, net declined as the result of increased billings associated with the renegotiation of a joint facility agreement in the second quarter of 1993.


Other Income and Interest Expense. Other income was $4.2 million for the first quarter of 1994 compared to $1.1 million for the same period in 1993. The increased income is due primarily to a $3.7 million increase in gain from sales of property, partially offset by decreases in miscellaneous income. There were also modest increases in real estate rental income and interest income for the 1994 quarter. Interest expense for the first quarter of 1994 was $26.9 million compared to $21.9 million for the first quarter of 1993, an increase of $5.0 million. The increased interest expense is principally attributable to increased capital lease obligations during the first quarter of 1994 and to interest expense associated with the Company's $290 million Senior Secured Notes issued in April 1993.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

  The Company's business is capital intensive and requires on-going substantial expenditures for, among other things, improvements to roadway, structures and technology, acquisitions and repair of equipment, and maintenance of the rail system. During the first quarter of 1994, and for a number of years before that, the Company's railroad operations did not produce sufficient cash flows to meet its capital expenditure, debt service and other cash needs. As a result, the Company relied on proceeds from transit corridor, real estate and other asset sales, borrowings and other financings for these purposes.

  On March 2, 1994, SPRC closed an offering of 25,000,000 shares of common stock for net proceeds of $503.6 million. In connection with the foregoing transaction, the Company issued 150 shares of common stock for total consideration of $294.4 million from SPRC. Proceeds from this transaction were used for repayment of the $175 million revolving credit facility (including interest thereon) and to purchase $118.9 million of D&RGW property. This has significantly improved the Company's liquidity; however, the Company anticipates that, for the next few years, cash flows generated by rail operating results will continue to be insufficient to meet its cash needs including acquisition of equipment. In order to satisfy these cash flow requirements, as well as satisfy financial covenants in its credit facilities, the Company must not only continue to improve its operating results but also continue to obtain equipment financing, and sell transit corridors and other real estate assets with substantial values that are not necessary to its transportation operations. At March 31, 1994, the Company had no outstanding balance on its revolving credit facility with $200 million of available capacity.

  The Company's real estate department will continue its "traditional" real estate activities consisting of sales and leases of industrial and commercial properties located in developed areas on the Company's system. In addition, the Company will emphasize sales of transit corridors for use by public transportation systems and consolidated freight corridors for use by more than one railroad. The timing of sales to public agencies often is difficult to predict and such sales can be subject to delays created by funding issues and other matters. Thus, levels of asset sales may vary substantially from period to period, which in turn can cause significant variations in the Company's net income or loss, cash flows and liquidity. In addition, the closing of real estate sales is customarily subject to the satisfaction of various closing conditions and similar contingencies.

                              Operating Activities
                              --------------------

  As shown in the Consolidated Condensed Statements of Cash Flows, cash used for operating activities was $0.1 million for the first quarter of 1994 compared to $33.3 million for the first quarter of 1993. The $33.2 million improvement is due primarily to improved operating results for the 1994 quarter. Included in the operating cash flows is a $23.7 million payment of interest during the first quarter of 1994 compared to $13.6 million for the first quarter of 1993. The increase is due to the timing of interest payments associated with the different debt instruments held during each period.

  The Company had working capital deficits of $547.5 million and $569.9 million at March 31, 1994 and 1993, respectively. The improvement is due primarily to a reduction in current portion of long-term debt and other current liabilities at March 31, 1994.

  The Company received cash proceeds from sales and retirements of real estate and other property totalling $13.7 million and $9.5 million for the first quarter of 1994 and 1993, respectively.

                              Capital Expenditures
                              --------------------

  Capital expenditures (exclusive of capital leases) for the first quarter of 1994 were $172.8 million compared to $47.2 million for the same period in 1993. The 1994 amount includes approximately $118.9 million for property purchased from D&RGW and $18.1 million for rebuilt locomotives. The 1993 amount was primarily for roadway and structures expenditures. The Company expects 1994 capital expenditures for railroad operations to be approximately $230 million (exclusive of capital leases and the D&RGW property purchase).

  During the latter part of 1993 and in 1994, the Company began a plan of expansion and upgrading of its locomotive and freight car fleets principally through capitalized lease financing. The Company received 8 new locomotives during the first quarter of 1994 and has an additional 125 new locomotives and 133 remanufactured locomotives on order to be delivered during the balance of 1994. In addition, the Company plans to acquire 670 new and approximately 1,850 refurbished freight cars during the year. In total, the capitalized present value of minimum lease payments for the locomotives and freight cars to be acquired by capital lease during 1994 is expected to be approximately $315 million.

                              Financing Activities
                              --------------------

  SPRC closed the offering and sale of 25,000,000 share of common stock for $21.00 per share (before underwriting discounts, commissions and offering fees) on March 2, 1994.

  In connection with the foregoing transaction, the Company issued 150 shares of common stock for total consideration of $294.4 million from its parent.
Proceeds from this transaction were used for repayment of the $175 million revolving credit facility including interest thereon) and to purchase $118.9 million of D&RGW property.

                                     Other
                                     -----

  In November 1992, FAS No. 112 was issued. FAS 112 requires employers to recognize the obligation to provide benefits to former or inactive employees after employment but before retirement, if certain conditions are met.
Effective January 1, 1994, the Company adopted FAS 112 and recorded a $6.6 million pre-tax charge ($4.0 million after tax). The Company's policy continues to be to fund the cost of post-employment benefits as the benefits are payable.

  Effective January 1, 1993, the Company adopted FAS 106 "Employers' Accounting for Post-retirement Benefits Other Than Pensions" and recorded a $160.1 million pre-tax ($98.9 million after tax) charge.

                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM 1.  LEGAL PROCEEDINGS
         -----------------

         There have been no significant developments in legal proceedings since the filing of the Company's 1993 Annual Report on Form 10-K.


ITEM 5.  OTHER INFORMATION
         -----------------

         Effective April 23, 1994, Mr. G. P. Michael resigned as Vice-President-Operations of the Company. Effective May 2, 1994, Mr. C. Wayne Calder was appointed Vice President and Chief Transportation Officer for the Company. Mr. Calder, as well as the Vice President and Chief Mechanical Officer and the Vice President and Chief Engineer, will report directly to Mr. E. L. Moyers, President and Chief Executive Officer for the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (A) During the quarter ended March 31, 1994, no reports on Form 8-K were filed by the Company.

                                   SIGNATURE
                                   ---------


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 SOUTHERN PACIFIC TRANSPORTATION COMPANY


Date:   May 13, 1994             By    /s/  L. C. Yarberry
      -------------------           ---------------------------------
                                       Vice President-Finance
                                    (Principal Financial Officer)