Form 10-K/A
period 1993-12-31
SOUTHERN PACIFIC TRANSPORTATION CO
filed 1994-08-01
CIK 92259

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                FORM 10-K/A

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

                                      NONE
                                ----------------
                                (TITLE OF CLASS)

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

                  SOUTHERN PACIFIC TRANSPORTATION COMPANY

                       INDEX TO AMENDED FORM 10-K/A

  The following sections of the Registrant's Form 10-K for the fiscal year ended December 31, 1993 have been amended and are included in this report in their entirety:

                                                                       PAGE NO.
                                                                       --------
   ITEMS 1. AND 2. BUSINESS AND PROPERTIES                               1-15
   ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS                  16-20
   ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA             20
   ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                   REPORTS ON FORM 8-K                                     21

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

  In addition to its rail business, the Company historically has received substantial cash flow from "traditional" real estate sales and leasing activities. More recently, transit corridor sales have become a dominant component of the Company's asset sales program, with the Company usually retaining operating rights over these corridors to continue freight rail service to its customers. Many of the Company's urban and intercity corridors are unique, and in turn valuable, properties in terms of their geographic composition and ready availability for transit use. Real estate sales have been in the past, and for the next several years will continue to be, necessary for the Company to meet its capital expenditure, debt service and other cash needs. Management considers the Company's extensive supply of assets available for sale to be sufficient for that purpose for the next few years, although sales for 1993 declined sharply from levels for the preceding four years. The supply of properties that may be sold diminishes as sales occur and the timing of sales cannot be accurately predicted.

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

  . Locomotive Fleet Upgrades. A key to improving the Company's customer service is increasing the Company's reliability and on time performance, which have generally lagged behind competitors. To improve transit time consistency the Company plans to continue to improve the reliability and utilization of its locomotive fleet through the acquisition of new and remanufactured locomotives and an extensive program to rebuild and perform heavy repairs on locomotives it already owns. The Company has ordered and has financed through capital leases (i) 50 new locomotives, 17 of which were delivered in the last quarter of 1993 and the balance of which are to be delivered by the end of the first half of 1994, and (ii) 133 remanufactured locomotives to be delivered in 1994. The Company also has ordered an additional 100 new locomotives for delivery in 1994, of which 50 are expected to be delivered in May and June 1994. The Company expects that capital lease financing for the 100 new locomotives will be arranged in the fourth quarter of 1994.

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

                                                   YEAR ENDED DECEMBER 31,
                                                 ---------------------------
                                                  1993      1992      1991
                                                 -------  --------  --------
Revenue ton-miles (billions)....................   106.1      99.3      89.6
Revenue per ton-mile (dollars)..................   $.023    $ .024    $ .025
Total carloads (thousands)(1)...................   1,896     1,827     1,695
Operating ratio (%).............................   102.1%    101.2%    114.5%(2)

- - --------
(1) Includes intermodal carloads with an assumed two containers per carload. Intermodal carloads hold from two to ten containers.
(2) Includes a special charge of $270.0 million. The operating ratio excluding the special charge would have been 103.3%.

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

                                          YEAR ENDED DECEMBER 31, 1993
                                    ------------------------------------------
                                        CARLOADS       GROSS FREIGHT REVENUE
                                    -----------------  -----------------------
                                      NUMBER    % OF      DOLLARS      % OF
                                    (THOUSANDS) TOTAL   (MILLIONS)    TOTAL
                                    ----------- -----  ------------- ---------
Intermodal.........................     600.8    31.7%      $  706.4      27.4%
Chemical and petroleum products....     355.4    18.7          598.0      23.2
Food and agricultural products.....     244.9    12.9          352.9      13.7
Forest products....................     219.5    11.6          362.8      14.1
Coal...............................     119.4     6.3          100.2       3.9
Metals and ore.....................     144.6     7.6          199.6       7.7
Construction materials and miner-
 als...............................     147.6     7.8          134.2       5.2
Automotive.........................      64.2     3.4          122.4       4.8
                                      -------   -----   ------------ ---------
  Total............................   1,896.4   100.0%      $2,576.5     100.0%
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

  Capital Expenditures and Maintenance. Improvement and ongoing maintenance of roadway, structures and equipment are essential components of the Company's efforts to improve service and reduce operating costs. The Company has made the following railroad capital expenditures (exclusive of capital leases) in order to maintain and improve train service (in millions of dollars):

                              CAPITAL EXPENDITURES

                                                        YEAR ENDED DECEMBER 31,
                                                        ------------------------
                                                        1993(1)   1992    1991
                                                        ---------------- -------
Roadway and structures.................................  $196.4   $237.2  $207.2
Railroad equipment:
  Locomotives..........................................    21.1     70.3    45.2
  Freight cars.........................................     5.9      --      2.4
Other..................................................     6.6      2.8     4.8
                                                        -------  ------- -------
    Total..............................................  $230.0   $310.3  $259.6
                                                        =======  ======= =======

- - --------
(1) Excludes equipment previously under operating leases purchased with $65.3 million of the proceeds of capital and debt transactions ($30.1 million for locomotives and $35.2 million for freight cars). Also excludes $107.7 million of D&RGW property purchased by the Company in 1993 with proceeds provided to the Company in connection with the SPRC Common Stock and Debt Transactions.

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

  The following table shows the Company's expenses for ongoing maintenance and repairs of roadway and structure and railroad equipment (including administrative and inspection costs) for the periods indicated (in millions of dollars):

                            MAINTENANCE EXPENDITURES

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                          1993    1992    1991
                                                         ------- ------- -------
Roadway and structures..................................  $207.9  $236.7  $254.2
Railroad equipment:
  Locomotives...........................................   204.3   204.1   181.2
  Freight cars..........................................   110.8   127.9   140.8
Other...................................................     3.6     4.7     5.5
                                                         ------- ------- -------
    Total...............................................  $526.6  $573.4  $581.7
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

  The Company owns or previously owned two properties and has a partial interest in four properties that are on the national priorities list ("NPL") under CERCLA, the federal "superfund" statute. The Company has been informed that it is or may be a PRP, together with multiple other PRPs, with respect to the remediation of eight other properties on such list. Certain other Company properties are included on lists of sites maintained under similar state laws. Inclusion of a site on such lists would allow federal or state "superfund" monies to be spent on clean-up at the sites if PRPs do not perform the clean-up. The law governing "superfund" sites provides that PRPs may be jointly and severally liable for the total costs of remediation. In some instances, liability may be allocated through litigation or negotiation among the PRPs based on equitable factors, including volume contribution. Of its properties, including the NPL and PRP properties described above, the Company has only three sites that individually involved future cost estimates for environmental matters as of December 31, 1993 in excess of $5 million. None of such estimates exceeded $10 million at that date. The following is a brief description of these properties, two of which (Roseville and Crystal Chemical) are operating properties and the third (Sacramento) is a non-operating property held for sale.

  Roseville Railyard--Roseville, CA. In 1985 the EPA ordered SPT to furnish a plan for investigation of hazardous wastes at its 640-acre Roseville, California, locomotive facility and railroad yard, which was contaminated through past cleaning operations. The examination of one part of the yard has been completed and the selected remedial alternative is in the design state. Total costs incurred to conduct the investigation through December 31, 1993 were approximately $3.0 million. The Company estimates the cost of the currently proposed remediation will range between $2.5 million and $4.5 million. Based on the Company's analysis of the currently available information, including the proposed partial remedial action, the total amount accrued for this site at December 31, 1993 was $10.0 million. The investigation of the remainder of the yard is in progress and may identify additional remediation costs that may be incurred in the future.

  Crystal Chemical Company Site--Houston, TX. SPT is a prior landowner at a site near Houston, Texas that was operated as an herbicide manufacturing plant by Crystal Chemical Company ("Crystal"), a former lessee of SPT. In 1981, Crystal filed for bankruptcy. Voluntary Purchasing Groups, Inc. ("VPG") had also been involved with the site in connection with Crystal's operations. In late 1991, SPT and VPG jointly settled and SPT subsequently paid a $3 million response cost claim to settle a case the federal government filed in 1988 against SPT, VPG and others. In settlement of a cross-claim by SPT, VPG agreed to pay SPT $4.5 million to cover VPG's share of the settlement and the estimated remediation cost. As of December 31, 1993 SPT had received $2.5 million of the settlement amount and will receive the remaining $2 million by 1995 through payments from a collateralized escrow account. SPT is complying with a 1992 EPA order for soil and ground water remediation at the site. Combined EPA estimates for remediation totaled approximately $10.6 million. Based upon the EPA estimate and VPG's settlement payment, at December 31, 1993, the Company had accrued $6.5 million in its environmental reserves for Crystal.

  SPT Locomotive Works--Sacramento, CA. In June 1988, SPT agreed with a California regulatory agency to investigate the 240-acre Sacramento railroad facility. Soils at the site are contaminated and a contaminated groundwater plume has migrated off-site. The investigation and remedial actions that may be required will take several years to complete. SPT is incurring ongoing characterization and remediation costs for soil and ground water remediation at certain of 11 areas on the site. For 1993, 1992 and 1991, these costs were approximately $10.0 million, $7.0 million and $2.7 million, respectively. The Sacramento property is included in property held for sale and, for accounting purposes relating to properties so held, as of December 31, 1993, estimated future environmental costs for expected investigation and remediation at Sacramento were approximately $9.0 million. This amount is not included in the Company's environmental reserves because the property is held for sale and future environmental costs are expected to be realized upon sale of the property, as discussed in the fourth paragraph of this section. The amount will be reviewed as ongoing investigations are completed and future remediation decisions are made. Additional remediation costs may result.

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

                                    PART II

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

  . Materials and supplies expenses decreased $27.9 million, or 14.7 percent, for 1993 compared to 1992 due primarily to reduced running repairs on locomotives, reduced roadway repair and maintenance activity, the use of recycled and reconditioned second-hand materials, as well as to reduced purchases of material during the first quarter of 1993 in response to reduced revenues in that quarter compared to 1992. There was also a $5.0 million non-recurring inventory adjustment during 1993 primarily related to restoring inventory materials that had been previously released from inventory but had not been used. During the year, the Company rebuilt or performed heavy repairs on 203 locomotives compared to heavy repairs on 141 locomotives in 1992. Costs associated with the rebuilding of 60 locomotives in 1993 were capitalized.

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

  To ensure stability of its fuel costs, the Company has entered into fuel hedging agreements covering approximately 90 percent of its 1994 estimated fuel needs at an average purchase price of $0.51 per gallon (excluding handling costs). Additionally, approximately 50 percent of 1995 estimated fuel needs are hedged at an average purchase price of $0.48 per gallon (excluding handling costs). However, in the event that fuel prices decline below the average purchase price under the hedging agreements the Company will not receive any benefit from these fuel hedging agreements and may in fact pay more for fuel than it would have paid in the absence of such agreements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The consolidated financial statements, including supplementary data, and accompanying report of independent auditors are listed in the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules filed as part of this amended annual report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  A. Documents filed as part of this report:

    1. Financial statements and schedules:

      The financial statements, financial statement schedules and accompanying report of independent auditors are listed in the Index to Financial Statements and Financial Statement Schedules filed as part of this amended Annual Report.

    2. Exhibits:

 23.1 Consent of Independent Public Accountants--KPMG Peat Marwick

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

                                                 Date: July 28, 1994

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

  At December 31, 1993 the Company is a party to interest rate swap agreements with an aggregate notional amount of $100 million, which is used to effect a variable rate based on LIBOR on a portion of its $290 million 10.5% senior secured notes and is accounted for as an adjustment of interest expense over the life of the debt.

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

- - --------
(a) First quarter 1993 data includes an extraordinary charge of $98.9 million (net of taxes) for the change in accounting for postretirement benefits other than pensions.

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
                           ========   ======    ========   =======    ========

- - --------
(a) Equipment acquired under capitalized lease agreement.
(b) Locomotives delivered in 1991 and paid for in 1992.
(c) Property acquired in connection with the acquisition of SPCSL.

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
                            ========   ======    ========    =====    ========

- - --------
(a) Amount reserved for 1,200 miles of low density rail lines identified for sale or abandonment as part of the 1991 Special Charge.

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