Form 10-Q/A
period 1994-03-31
SOUTHERN PACIFIC TRANSPORTATION CO
filed 1994-08-01
CIK 92259

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                               ----------------

                                  FORM 10-Q/A

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

                DELAWARE                              94-6001323W
    (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
             ORGANIZATION)

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
FILING REQUIREMENTS FOR THE PAST 90 DAYS.      YES X      NO

  INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                   CLASS                 OUTSTANDING AT APRIL 30, 1994
                   -----                 -----------------------------
        Common stock, without par value          1,350 shares

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY

                          INDEX TO AMENDED FORM 10-Q/A

  The following sections of the Registrant's Form 10-Q for the quarter ended March 31, 1994 have been amended and are included in this report in their entirety:

                                                                        PAGE NO.
                                                                        --------
   ITEM 1. FINANCIAL STATEMENTS.......................................    3-11
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................   12-16

                         PART 1--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        SOUTHERN PACIFIC TRANSPORTATION COMPANY AND SUBSIDIARY COMPANIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                         MARCH 31, DECEMBER 31,
                                                           1994        1993
                                                         --------- ------------
                                                             (IN MILLIONS)
                         ASSETS
CURRENT ASSETS
  Cash and cash equivalents (including restricted cash
   of $5.4 in 1994 and 1993)............................ $   11.4    $   31.9
  Accounts and notes receivable, net of allowance for
   doubtful accounts....................................    105.7       112.0
  Notes receivable from Rio Grande Receivables, Inc.....     35.1        24.1
  Materials and supplies, at cost.......................     52.5        46.5
  Other current assets..................................     51.7        41.4
                                                         --------    --------
    Total current assets................................    256.4       255.9
                                                         --------    --------
PROPERTY, AT COST
  Roadway and structures................................  5,646.6     5,496.9
  Railroad equipment....................................  1,630.1     1,612.2
  Other property........................................    174.6       174.3
                                                         --------    --------
    Total property......................................  7,451.3     7,283.4
  Less accumulated depreciation.........................  2,838.4     2,792.1
                                                         --------    --------
    Property, net.......................................  4,612.9     4,491.3
                                                         --------    --------
OTHER ASSETS AND DEFERRED CHARGES
  Notes receivable from Rio Grande Receivables, Inc.....     27.8        27.8
  Other assets and deferred charges.....................    156.9       162.2
                                                         --------    --------
    Total other assets..................................    184.7       190.0
                                                         --------    --------
      Total assets...................................... $5,054.0    $4,937.2
                                                         ========    ========

                                                                     (Continued)

     See accompanying notes to consolidated condensed financial statements.

        SOUTHERN PACIFIC TRANSPORTATION COMPANY AND SUBSIDIARY COMPANIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                         MARCH 31,  DECEMBER 31,
                                                           1994         1993
                                                         ---------  ------------
                                                             (IN MILLIONS)
          LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
  Accounts and wages payable............................ $  133.9     $  119.4
  Accrued payables......................................    112.2        121.5
  Current portion of long-term debt.....................     54.3         62.2
  Redeemable preference shares of a subsidiary..........      1.9          1.8
  Other current liabilities.............................    501.6        520.9
                                                         --------     --------
    Total current liabilities...........................    803.9        825.8
                                                         --------     --------
LONG-TERM DEBT (Note 4).................................    796.8        916.3
                                                         --------     --------
DEFERRED INCOME TAXES...................................    834.3        837.7
                                                         --------     --------
OTHER LIABILITIES.......................................    632.6        642.3
                                                         --------     --------
REDEEMABLE PREFERENCE SHARES OF A SUBSIDIARY............     43.8         44.2
                                                         --------     --------
STOCKHOLDER'S EQUITY
  Common Stock..........................................    424.9        424.9
  Additional paid-in capital (Note 4)...................    909.9        615.5
  Retained income.......................................  1,309.3      1,314.7
  Advances to parent....................................   (701.5)      (684.2)
                                                         --------     --------
    Total stockholder's equity..........................  1,942.6      1,670.9
                                                         --------     --------
      Total liabilities and stockholder's equity........ $5,054.0     $4,937.2
                                                         ========     ========


     See accompanying notes to consolidated condensed financial statements.

        SOUTHERN PACIFIC TRANSPORTATION COMPANY AND SUBSIDIARY COMPANIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                              THREE MONTHS
                                                            ENDED MARCH 31,
                                                            -----------------
                                                             1994      1993
                                                            -------  --------
                                                             (IN MILLIONS)
OPERATING REVENUES
  Railroad................................................. $ 634.5  $  581.0
  Other....................................................    16.0      12.7
                                                            -------  --------
    Total..................................................   650.5     593.7
                                                            -------  --------
OPERATING EXPENSES
  Railroad.................................................   614.7     592.8
  Other....................................................    15.4      12.2
                                                            -------  --------
    Total..................................................   630.1     605.0
                                                            -------  --------
OPERATING INCOME (LOSS)....................................    20.4     (11.3)
                                                            -------  --------
OTHER INCOME
  Gains from sales of property.............................    10.5       6.8
  Real estate rentals, net.................................     4.8       4.0
  Interest income..........................................     0.7       0.2
  Other income (expense), net..............................   (11.8)     (9.9)
                                                            -------  --------
    Total..................................................     4.2       1.1
                                                            -------  --------
INTEREST EXPENSE...........................................    26.9      21.9
                                                            -------  --------
LOSS BEFORE INCOME TAXES...................................    (2.3)    (32.1)
                                                            -------  --------
INCOME TAXES (BENEFIT)
  Current..................................................     --        --
  Deferred.................................................    (0.9)    (12.3)
                                                            -------  --------
    Total..................................................    (0.9)    (12.3)
                                                            -------  --------
LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING......    (1.4)    (19.8)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR
 POST-EMPLOYMENT BENEFITS IN 1994 (NOTE 5) AND POST-
 RETIREMENT BENEFITS OTHER THAN PENSIONS IN 1993 (Net of
 income tax benefits of $2.6 and $61.2, respectively)......    (4.0)    (98.9)
                                                            -------  --------
NET LOSS................................................... $  (5.4) $ (118.7)
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

        SOUTHERN PACIFIC TRANSPORTATION COMPANY AND SUBSIDIARY COMPANIES

           CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDER'S EQUITY

                       THREE MONTHS ENDED MARCH 31, 1994
                                  (UNAUDITED)

                           COMMON STOCK  ADDITIONAL           ADVANCES
                          --------------  PAID-IN   RETAINED     TO
                          SHARES AMOUNT   CAPITAL    INCOME    PARENT    TOTAL
                          -------------- ---------- --------  --------  --------
                                      (IN MILLIONS, EXCEPT SHARES)
BALANCES AT DECEMBER 31,
 1993...................   1,200 $ 424.9   $615.5   $1,314.7  $(684.2)  $1,670.9
Net loss................     --      --       --        (5.4)     --        (5.4)
Common Stock issued.....     150     --     294.4        --       --       294.4
Advances to parent......     --      --       --         --     (17.3)     (17.3)
                          ------ -------   ------   --------  -------   --------
Balances at March 31,
 1994...................   1,350 $ 424.9   $909.9   $1,309.3  $(701.5)  $1,942.6
                          ====== =======   ======   ========  =======   ========

     See accompanying notes to consolidated condensed financial statements.

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                            AND SUBSIDIARY COMPANIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ----------------
                                                               1994     1993
                                                              -------  -------
                                                               (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss................................................... $  (5.4) $(118.7)
                                                              -------  -------
  Adjustments to net loss
    Cumulative effect of change in accounting for post-
     employment benefits in 1994 and post-retirement benefits
     in 1993.................................................     6.6    160.1
    Gains from sales of property.............................   (10.5)    (6.8)
    Depreciation.............................................    55.9     56.0
    Deferred income taxes....................................    (3.5)   (73.5)
    Other adjustments........................................   (43.2)   (50.4)
                                                              -------  -------
      Total adjustments......................................     5.3     85.4
                                                              -------  -------
      Net cash used for operating activities.................    (0.1)   (33.3)
                                                              -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Property sold and retired..................................    13.7      9.5
  Capital expenditures.......................................  (172.8)   (47.2)
  Other investing activities.................................    (2.6)    (2.5)
                                                              -------  -------
    Net cash used for investing activities...................  (161.7)   (40.2)
                                                              -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of debt, net of costs...............    54.4      --
  Debt and revolver drawdown (repayment), net................  (189.8)    51.4
  Advances to parent, net....................................   (17.3)    (2.3)
  Common stock issued........................................   294.4      --
  Redeemable preference shares repayment.....................    (0.4)    (0.4)
                                                              -------  -------
    Net cash provided by financing activities................   141.3     48.7
                                                              -------  -------
NET CHANGE IN CASH AND CASH EQUIVALENTS......................   (20.5)   (24.8)
CASH AND CASH EQUIVALENTS-BEGINNING OF THE PERIOD............    31.9     45.4
                                                              -------  -------
CASH AND CASH EQUIVALENTS-END OF THE PERIOD.................. $  11.4  $  20.6
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

(3) SUPPLEMENTAL CASH FLOW INFORMATION

                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                                ---------------
                                                                 1994    1993
                                                                ------- -------
                                                                 (IN MILLIONS)
      CASH PAYMENTS:
        Interest (a)........................................... $  23.7 $  13.6
        Income taxes...........................................     --      --
      NON-CASH TRANSACTIONS:
        Capital lease obligations for railroad equipment.......     8.6     --

- - --------
(a) The increase in interest paid is due to the timing of payments associated with the different debt instruments held during each period. A substantial amount of the 1993 indebtedness has been repaid.

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

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                            AND SUBSIDIARY COMPANIES

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(CONTINUED)
                                 MARCH 31, 1994
                                  (UNAUDITED)

(5) POSTEMPLOYMENT BENEFITS

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

(6) SUPPLEMENTAL CONDENSED COMBINING FINANCIAL INFORMATION

  SPT issued $290 million of Senior Secured Notes in 1993. SSW is the guarantor of those notes. The following presents supplemental condensed combining financial information (in millions):

        SUPPLEMENTAL CONDENSED COMBINING BALANCE SHEETS--MARCH 31, 1994

                           SPT       SSW       NON-    ADJUSTMENTS    COMPANY
                          ISSUER  GUARANTOR GUARANTORS ELIMINATIONS CONSOLIDATED
                         -------- --------- ---------- ------------ ------------
Current assets.......... $  173.9 $   63.5    $ 19.0     $   --       $  256.4
Advances to
 parent/Investment in
 subsidiaries...........     50.7    428.9       --       (479.6)          --
Property, net...........  3,985.9    549.8      77.2         --        4,612.9
Other assets and
 deferred charges.......    149.6     30.3       4.8         --          184.7
                         -------- --------    ------     -------      --------
  Total assets.......... $4,360.1 $1,072.5    $101.0     $(479.6)     $5,054.0
                         ======== ========    ======     =======      ========
Current liabilities.....    581.5    200.9      21.5         --          803.9
Long-term debt..........    584.0    169.3      43.5         --          796.8
Deferred income taxes...    754.3     81.7      (1.7)        --          834.3
Other liabilities.......    497.7    239.8      26.6      (131.5)        632.6
Redeemable preference
 shares.................      --      43.8       --          --           43.8
Stockholder's equity....  1,942.6    337.0      11.1      (348.1)      1,942.6
                         -------- --------    ------     -------      --------
  Total liabilities and
   stockholder's equity. $4,360.1 $1,072.5    $101.0     $(479.6)     $5,054.0
                         ======== ========    ======     =======      ========

       SUPPLEMENTAL CONDENSED COMBINING BALANCE SHEETS--DECEMBER 31, 1993

                           SPT       SSW       NON-    ADJUSTMENTS    COMPANY
                          ISSUER  GUARANTOR GUARANTORS ELIMINATIONS CONSOLIDATED
                         -------- --------- ---------- ------------ ------------
Current assets.......... $  190.2 $   34.7    $ 31.0     $   --       $  255.9
Advances to
 parent/Investment in
 subsidiaries...........     36.8    445.3       --       (482.1)          --
Property, net...........  3,860.3    553.3      77.7         --        4,491.3
Other assets and
 deferred charges.......    142.5     42.4       5.1         --          190.0
                         -------- --------    ------     -------      --------
  Total assets.......... $4,229.8 $1,075.7    $113.8     $(482.1)     $4,937.2
                         ======== ========    ======     =======      ========
Current liabilities..... $  588.6 $  201.3    $ 35.9     $   --       $  825.8
Long-term debt..........    705.8    171.6      38.9         --          916.3
Deferred income taxes...    757.1     82.4      (1.8)        --          837.7
Other liabilities.......    507.4    240.3      26.1      (131.5)        642.3
Redeemable preference
 shares.................      --      44.2       --          --           44.2
Stockholder's equity....  1,670.9    335.9      14.7      (350.6)      1,670.9
                         -------- --------    ------     -------      --------
  Total liabilities and
   stockholder's equity. $4,229.8 $1,075.7    $113.8     $(482.1)     $4,937.2
                         ======== ========    ======     =======      ========

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                            AND SUBSIDIARY COMPANIES

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(CONTINUED)
                                 MARCH 31, 1994
                                  (UNAUDITED)

 SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF OPERATIONS--THREE MONTHS ENDED
                                 MARCH 31, 1994

                           SPT       SSW       NON-    ADJUSTMENTS    COMPANY
                          ISSUER  GUARANTOR GUARANTORS ELIMINATIONS CONSOLIDATED
                          ------  --------- ---------- ------------ ------------
Operating revenues......  $506.2   $104.5     $ 39.8      $  --       $ 650.5
Operating expenses......   487.1    101.2       41.8         --         630.1
                          ------   ------     ------      ------      -------
  Operating income
   (loss)...............    19.1      3.3       (2.0)        --          20.4
Other income (expense)..     8.4      6.0       (0.1)      (10.1)         4.2
Interest expense........    29.3      6.4        1.3       (10.1)        26.9
                          ------   ------     ------      ------      -------
  Income (loss) before
   income taxes and
   before change in
   accounting...........    (1.8)     2.9       (3.4)        --          (2.3)
Income taxes (benefit)..    (2.7)     1.1        0.7         --          (0.9)
                          ------   ------     ------      ------      -------
Net income (loss) before
 change in accounting...     0.9      1.8       (4.1)        --          (1.4)
Cumulative effect on
 years' prior to 1994 of
 change in accounting
 for post-employment
 benefits...............    (3.3)    (0.7)       --          --          (4.0)
                          ------   ------     ------      ------      -------
Net income (loss).......  $( 2.4)  $  1.1     $ (4.1)     $  --       $ ( 5.4)
                          ======   ======     ======      ======      =======

 SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF OPERATIONS--THREE MONTHS ENDED
                                 MARCH 31, 1993

                           SPT       SSW       NON-    ADJUSTMENTS    COMPANY
                          ISSUER  GUARANTOR GUARANTORS ELIMINATIONS CONSOLIDATED
                          ------  --------- ---------- ------------ ------------
Operating revenues......  $458.7   $103.1     $ 31.9      $  --       $ 593.7
Operating expenses......   471.1     96.4       37.5         --         605.0
                          ------   ------     ------      ------      -------
  Operating income
   (loss)...............   (12.4)     6.7       (5.6)        --         (11.3)
Other income (expense)..     5.1     (1.3)      (0.1)       (2.6)         1.1
Interest expense........    16.8      6.9        0.8        (2.6)        21.9
                          ------   ------     ------      ------      -------
  Income (loss) before
   income taxes and
   before change in
   accounting...........   (24.1)    (1.5)      (6.5)        --         (32.1)
Income taxes (benefit)..   (13.2)    (0.5)       1.4         --         (12.3)
                          ------   ------     ------      ------      -------
Net income (loss) before
 change in accounting...   (10.9)    (1.0)      (7.9)        --         (19.8)
Cumulative effect on
 years prior to 1993 of
 change in accounting
 for postretirement
 benefits other than
 pensions...............   (84.9)    (6.0)      (8.0)        --         (98.9)
                          ------   ------     ------      ------      -------
Net income (loss).......  $(95.8)  $ (7.0)    $(15.9)     $  --       $(118.7)
                          ======   ======     ======      ======      =======

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                            AND SUBSIDIARY COMPANIES

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(CONCLUDED)
                                 MARCH 31, 1994
                                  (UNAUDITED)

 SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS--THREE MONTHS ENDED
                                 MARCH 31, 1994

                           SPT       SSW       NON-    ADJUSTMENTS    COMPANY
                         ISSUER   GUARANTOR GUARANTORS ELIMINATIONS CONSOLIDATED
                         -------  --------- ---------- ------------ ------------
Cash flows from
 operating activities... $   6.6    $(1.1)    $(5.6)      $ --        $  (0.1)
Cash flows from
 investing activities...  (157.0)    (4.5)     (0.2)        --         (161.7)
Cash flows from
 financing activities...   123.2     12.4       5.7         --          141.3
                         -------    -----     -----       -----       -------
Net change in cash and
 cash equivalents.......   (27.2)     6.8      (0.1)        --          (20.5)
Cash and Cash
 Equivalents--Beginning
 of Period..............    32.6      1.4      (2.1)        --           31.9
                         -------    -----     -----       -----       -------
Cash and Cash
 Equivalents--End of
 Period................. $   5.4    $ 8.2     $(2.2)      $ --        $  11.4
                         =======    =====     =====       =====       =======

 SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS--THREE MONTHS ENDED
                                 MARCH 31, 1993

                           SPT       SSW       NON-    ADJUSTMENTS    COMPANY
                         ISSUER   GUARANTOR GUARANTORS ELIMINATIONS CONSOLIDATED
                         -------  --------- ---------- ------------ ------------
Cash flows from
 operating activities... $ (57.6)   $26.9     $(2.6)      $ --        $ (33.3)
Cash flows from
 investing activities...   (33.9)    (5.7)     (0.6)        --          (40.2)
Cash flows from
 financing activities...    45.2      0.6       2.9         --           48.7
                         -------    -----     -----       -----       -------
Net change in cash and
 cash equivalents.......   (46.3)    21.8      (0.3)        --          (24.8)
Cash and Cash
 Equivalents--Beginning
 of Period..............    39.4      8.0      (2.0)        --           45.4
Cash and Cash
 Equivalents--End of
 Period................. $  (6.9)   $29.8     $(2.3)      $ --        $  20.6
                         =======    =====     =====       =====       =======

(7) OTHER

  To ensure stability of its fuel costs, the Company has entered into fuel hedging agreements covering approximately 90 percent of its 1994 estimated fuel needs at an average purchase price of $0.51 per gallon (excluding handling costs). These agreements limit potential gains and losses relating to changes in the market price of fuel. Additionally, approximately 50 percent of 1995 estimated fuel needs are hedged at an average purchase price of $0.48 per gallon (excluding handling costs). The amounts the Company pays or receives related to each month's hedging agreements are recorded as an adjustment to fuel expense for that month.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

 Three Months Ended March 31, 1994 Compared to Three Months Ended March 31,
1993

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

 CARLOAD AND GROSS FREIGHT REVENUE COMPARISON THREE MONTHS ENDED MARCH 31, 1994
                                    AND 1993

                                                                              GROSS FREIGHT
                              CARLOADS        GROSS FREIGHT REVENUES       REVENUE PER CARLOAD
                         ------------------- -------------------------------------------------------
                         1994  1993  %CHANGE  1994     1993    % CHANGE   1994     1993    %CHANGE
                         ----- ----- ------- -------- -------- ------------------ -------- ---------
                           (IN THOUSANDS)     (DOLLARS IN MILLIONS EXCEPT REVENUE PER CARLOAD)
Intermodal.............. 161.3 129.7  24.4%  $  182.4 $  154.8     17.8% $  1,131 $  1,194    (5.3)%
Chemical and petroleum
 products...............  86.0  84.3   2.0      149.0    137.3      8.5     1,733    1,629      6.4
Food and agricultural
 products...............  56.0  57.9  (3.3)      87.0     83.3      4.4     1,554    1,439      8.0
Coal....................  37.7  23.7  59.1       28.0     23.8     17.6       743    1,004    (26.0)
Forest products.........  56.3  54.7   2.9       97.1     91.5      6.1     1,725    1,673      3.1
Metals and ores.........  42.2  38.3  10.2       64.4     55.9     15.2     1,526    1,460      4.5
Construction materials
 and minerals...........  38.9  31.0  25.5       34.6     29.0     19.3       889      935     (4.9)
Automotive..............  17.4  14.5  20.0       34.0     28.1     21.0     1,954    1,938      0.8
                         ----- -----         -------- --------           -------- --------
Total................... 495.8 434.1  14.2%  $  676.5 $  603.7     12.1% $  1,364 $  1,391    (1.9)%
                         ===== =====         ======== ========           ======== ========

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

                     RAILROAD OPERATING EXPENSE COMPARISON
                   THREE MONTHS ENDED MARCH 31, 1994 AND 1993

                                                           1994   1993  % CHANGE
                                                          ------ ------ --------
                                                          (IN MILLIONS)
   Labor and fringe benefits............................. $245.0 $247.8   (1.1)%
   Fuel..................................................   48.0   47.5    1.1
   Materials and supplies................................   36.4   27.4   32.8
   Equipment rental......................................   77.6   68.4   13.5
   Depreciation and amortization.........................   55.9   56.0   (0.2)
   Other.................................................  151.8  145.7    4.2
                                                          ------ ------
     Total............................................... $614.7 $592.8    3.7 %
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

  . Fuel expenses increased $0.5 million, or 1.1%, for the first quarter of 1994 compared to the same period in 1993. The increase is a result of an increase in fuel consumption attributable to the increase in traffic volume, substantially offset by a reduced cost per gallon (which includes handling costs) from $.58 per gallon during the first quarter of 1993 to $.51 per gallon during the first quarter of 1994. Included in the 1994 fuel expense is $3.7 million related to fuel hedging contracts. The Company has entered into fuel hedging agreements covering 90% of its 1994 estimated fuel needs at an average purchase price of $.51 per gallon (excluding handling costs). Additionally, approximately 50% of 1995 estimated fuel needs are hedged at $.48 per gallon.

  . Material and supplies expenses increased $9.0 million, or 32.8%, for the first quarter of 1994. The increase is due to an increase in freight car repair material purchased during the 1994 quarter, as well as to a $5.0 million non-recurring inventory adjustment in the first quarter of 1993 primarily related to restoring inventory materials that had been previously released from inventory but had not been used. Also during the first quarter of 1993, the Company reduced its roadway maintenance and repair expenditures and activity in response to reduced revenues during that period. During the first quarter of 1994, the Company rebuilt or overhauled 70 road locomotives (49 capitalized, 21 expensed) compared to 14 road locomotives (all expensed) during the first quarter of 1993.

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

                              OPERATING ACTIVITIES

  As shown in the Consolidated Condensed Statements of Cash Flows, cash used for operating activities was $0.1 million for the first quarter of 1994 compared to $33.3 million for the first quarter of 1993. The $33.2 million improvement is due primarily to improved operating results for the 1994 quarter. Included in the operating cash flows is a $23.7 million payment of interest during the first quarter of 1994 compared to $13.6 million for the first quarter of 1993. The increase is due to the timing of interest payments associated with the different debt instruments held during each period. The Company is unable to predict whether cash flows from operating activities will be sufficient to fund its operations (including scheduled interest and capital lease payments) over the next twelve months, but expects to be able to fund its operations for such period with cash from operations, cash on hand, secured equipment financing, capital leases and, if necessary, borrowings under the revolving credit facility.

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

                              CAPITAL EXPENDITURES

  Capital expenditures (exclusive of capital leases) for the first quarter of 1994 were $172.8 million compared to $47.2 million for the same period in 1993. The 1994 amount includes approximately $118.9 million for property purchased from D&RGW and $18.1 million for rebuilt locomotives. The 1993 amount was primarily for roadway and structures expenditures. The Company expects 1994 capital expenditures for railroad operations to be approximately $230 million (exclusive of capital leases and the D&RGW property purchase). The Company expects to fund 1994 capital expenditures with cash from operations, cash on hand, secured equipment financings and, if necessary, borrowings under the revolving credit facility.

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

  To ensure stability of its fuel costs, the Company has entered into fuel hedging agreements covering approximately 90 percent of its 1994 estimated fuel needs at an average purchase price of $0.51 per gallon (excluding handling costs). Additionally, approximately 50 percent of 1995 estimated fuel needs are hedged at an average purchase price of $0.48 per gallon (excluding handling costs). However, in the event that fuel prices decline below the average purchase price under the hedging agreements, the Company will not receive any benefit from these fuel hedging agreements and may in fact pay more for fuel than it would have paid in the absence of such agreements.

                                   SIGNATURE

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Southern Pacific Transportation
                                           Company

                                                      /s/ B. C. Kane
Date: July 28, 1994                       By __________________________________
                                                        Controller
                                              (Principal Accounting Officer)