Form 10-Q
period 1994-06-30
SOUTHERN PACIFIC TRANSPORTATION CO
filed 1994-08-10
CIK 92259

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   Form 10-Q

[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15 (D) OF THE SECURITIES
                             EXCHANGE  ACT OF 1934

For the quarterly period ended June 30. 1994

                                       OR


    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ______________________ to______________________

                         Commission file number 1-6146


                    SOUTHERN PACIFIC TRANSPORTATION COMPANY

             (Exact name of registrant as specified in its charter)

                 Delaware                             94-6001323W
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

                           Yes   X          No
                               -----           -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Outstanding
                     Class                          at July 31, 1994
        -------------------------------            ------------------
        Common stock, without par value               1,350 shares

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

        SOUTHERN PACIFIC TRANSPORTATION COMPANY AND SUBSIDIARY COMPANIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                                     JUNE 30,   DECEMBER 31,
                                                                       1994         1993
                                                                     --------   ------------
                                                                          (in millions)

                         ASSETS
                         ------

CURRENT ASSETS
   Cash and cash equivalents (including restricted cash of
    $5.4 in 1994 and 1993)........................................   $    5.4       $   31.9
   Accounts and notes receivable, net of allowance for doubtful
    accounts......................................................      126.3          112.0
   Notes receivable from Rio Grande Receivables, Inc..............       94.8           24.1
   Materials and supplies, at cost................................       49.6           46.5
   Other current assets...........................................       60.5           41.4
                                                                     --------       --------
      Total current assets........................................      336.6          255.9
                                                                     --------       --------
PROPERTY, AT COST
    Roadway and structures........................................    5,686.4        5,496.9
    Railroad equipment............................................    1,648.7        1,612.2
    Other property................................................      178.2          174.3
                                                                     --------       --------
      Total property..............................................    7,513.3        7,283.4
    Less accumulated depreciation.................................    2,880.1        2,792.1
                                                                     --------       --------
      Property, net...............................................    4,633.2        4,491.3
                                                                     --------       --------
OTHER ASSETS AND DEFERRED CHARGES
    Notes receivable from Rio Grande Receivables, Inc.............       27.8           27.8
    Other assets and deferred charges.............................      131.9          162.2
                                                                     --------       --------
      Total other assets..........................................      159.7          190.0
                                                                     --------       --------
      Total assets................................................   $5,129.5       $4,937.2
                                                                     ========       ========

                                                                                (Continued)


     See accompanying notes to consolidated condensed financial statements.

        SOUTHERN PACIFIC TRANSPORTATION COMPANY AND SUBSIDIARY COMPANIES

                                  (UNAUDITED)

                                                       JUNE 30,    DECEMBER 31,
                                                         1994          1993
                                                       ---------   -------------
                                                             (in millions)


       LIABILITIES AND STOCKHOLDER'S EQUITY
       ------------------------------------

CURRENT LIABILITIES
   Accounts and wages payable.......................   $  122.8        $  119.4
   Accrued payables.................................      125.2           121.5
   Current portion of long-term debt................       57.1            62.2
   Redeemable preference shares of a subsidiary.....        1.9             1.8
   Other current liabilities........................      504.3           520.9
                                                       --------        --------
     Total current liabilities......................      811.3           825.8
                                                       --------        --------
ADVANCES PAYABLE TO PARENT AND AFFILIATE............       69.5               -
                                                       --------        --------

LONG-TERM DEBT (Note 4).............................      780.9           916.3
                                                       --------        --------

DEFERRED INCOME TAXES...............................      845.2           837.7
                                                       --------        --------

OTHER LIABILITIES...................................      615.0           642.3
                                                       --------        --------

REDEEMABLE PREFERENCE SHARES OF A
   SUBSIDIARY.......................................       43.4            44.2
                                                       --------        --------
STOCKHOLDER'S EQUITY
   Common Stock.....................................      424.9           424.9
   Additional paid-in capital (Note 4)..............      909.9           615.5
   Retained income..................................    1,330.9         1,314.7
   Advances to parent...............................     (701.5)         (684.2)
                                                       --------        --------
     Total stockholder's equity.....................    1,964.2         1,670.9
                                                       --------        --------
       Total liabilities and stockholder's equity...
                                                       $5,129.5        $4,937.2
                                                       ========        ========

     See accompanying notes to consolidated condensed financial statements.

        SOUTHERN PACIFIC TRANSPORTATION COMPANY AND SUBSIDIARY COMPANIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                         THREE MONTHS           SIX MONTHS
                                                        ENDED JUNE 30,         ENDED JUNE 30,
                                                       -----------------   -----------------------
                                                        1994      1993        1994         1993
                                                       -------   -------   -----------   ---------
                                                                      (in millions)
OPERATING REVENUES
   Railroad.........................................   $684.6    $636.3      $1,319.1    $1,217.3
   Other............................................     16.9      15.8          32.9        28.5
                                                       ------    ------      --------    --------
      Total.........................................    701.5     652.1       1,352.0     1,245.8
                                                       ------    ------      --------    --------

OPERATING EXPENSES
   Railroad.........................................    632.3     621.9       1,247.0     1,214.7
   Other............................................     16.2      14.9          31.6        27.1
                                                       ------    ------      --------    --------
       Total........................................    648.5     636.8       1,278.6     1,241.8
                                                       ------    ------      --------    --------

OPERATING INCOME....................................     53.0      15.3          73.4         4.0
                                                       ------    ------      --------    --------

OTHER INCOME
   Gains from sales of property.....................     12.1       5.4          22.6        12.2
   Real estate rentals, net.........................      6.8       6.8          11.6        10.8
   Interest income..................................      2.1       1.6           2.8         1.8
   Other income (expense), net......................    (10.2)    (13.6)        (22.0)      (23.5)
                                                       ------    ------      --------    --------
       Total........................................     10.8       0.2          15.0         1.3
                                                       ------    ------      --------    --------

INTEREST EXPENSE....................................     28.3      26.6          55.2        48.5
                                                       ------    ------      --------    --------

INCOME (LOSS) BEFORE INCOME TAXES...................     35.5     (11.1)         33.2       (43.2)
                                                       ------    ------      --------    --------

INCOME TAXES (BENEFIT)
   Current..........................................     (1.0)        -          (1.0)          -
   Deferred.........................................     14.9      (4.6)         14.0       (16.9)
                                                       ------    ------      --------    --------
       Total........................................     13.9      (4.6)         13.0       (16.9)
                                                       ------    ------      --------    --------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING.............................     21.6      (6.5)         20.2       (26.3)

CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING FOR POST-EMPLOYMENT BENEFITS
   IN 1994 (NOTE 5) AND POST-RETIREMENT BENEFITS
   OTHER THAN PENSIONS IN 1993 (Net of income tax
   benefits of $2.6 and $61.2, respectively)........        -         -          (4.0)      (98.9)
                                                       ------    ------      --------    --------
NET INCOME (LOSS)...................................   $ 21.6    $ (6.5)     $   16.2    $ (125.2)
                                                       ======    ======      ========    ========

     See accompanying notes to consolidated condensed financial statements.

        SOUTHERN PACIFIC TRANSPORTATION COMPANY AND SUBSIDIARY COMPANIES
           CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDER'S EQUITY

                         SIX MONTHS ENDED JUNE 30, 1994
                                  (Unaudited)


                                    COMMON STOCK       ADDITIONAL                       ADVANCES
                                   ---------------      PAID-IN        RETAINED            TO
                                   SHARES   AMOUNT       CAPITAL        INCOME           PARENT       TOTAL
                                   ------  --------    ----------      --------         ---------   ---------
                                                          (in millions, except shares)

BALANCES AT DECEMBER 31, 1993...   1,200   $424.9      $615.5          $1,314.7         $(684.2)    $1,670.9

NET INCOME......................       -        -           -              16.2               -         16.2

COMMON STOCK ISSUED.............     150        -       294.4                 -               -        294.4

ADVANCES TO PARENT..............       -        -           -                 -           (17.3)       (17.3)
                                   -----   ------      ------          --------         -------     --------
BALANCES AT JUNE 30, 1994.......   1,350   $424.9      $909.9          $1,330.9         $(701.5)    $1,964.2
                                   =====   ======      ======          ========         =======     ========

     See accompanying notes to consolidated condensed financial statements.

        SOUTHERN PACIFIC TRANSPORTATION COMPANY AND SUBSIDIARY COMPANIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                SIX MONTHS
                                                                              ENDED JUNE 30,
                                                                            -------------------
                                                                              1994      1993
                                                                            -------------------
                                                                               (in millions)

CASH FLOWS FROM OPERATING  ACTIVITIES
   Net income (loss).....................................................   $  16.2    $(125.2)
                                                                            -------    -------
   Adjustments to net income (loss)
       Cumulative effect of change in accounting for post-
          employment benefits in 1994 and post-retirement benefits in
           1993..........................................................       6.6      160.1
       Gains from sales of property......................................     (22.6)     (12.2)
       Depreciation......................................................     114.7      113.2
       Deferred  income taxes............................................      11.4      (78.1)
       Other adjustments.................................................    (121.2)     (98.3)
                                                                            -------    -------
          Total adjustments..............................................     (11.1)      84.7
                                                                            -------    -------
          Net cash provided by (used for) operating activities...........       5.1      (40.5)
                                                                            -------    -------
  CASH FLOWS FROM INVESTING ACTIVITIES

   Property sold and retired.............................................      25.8       12.4
   Capital expenditures..................................................    (228.8)    (108.1)
   Other investing activities............................................      (7.4)     (10.8)
                                                                            -------    -------
       Net cash used for investing activities............................    (210.4)    (106.5)
                                                                            -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from issuance of debt, net of costs..........................      54.4      308.7
   Debt and revolver drawdown (repayment), net...........................    (221.4)    (184.2)
   Advances to parent....................................................     (17.3)     (16.6)
   Advances from parent and affiliate....................................      69.5          -
   Common stock issued...................................................     294.4          -
   Redeemable preference shares repayment................................      (0.8)      (0.9)
                                                                            -------    -------
          Net cash provided by financing activities......................     178.8      107.0
                                                                            -------    -------

NET CHANGE  IN CASH AND CASH EQUIVALENTS.................................     (26.5)     (40.0)

CASH AND CASH EQUIVALENTS-BEGINNING OF THE PERIOD........................      31.9       45.4
                                                                            -------    -------
CASH AND CASH EQUIVALENTS-END OF THE PERIOD..............................   $   5.4    $   5.4
                                                                            =======    =======

     See accompanying notes to consolidated condensed financial statements.

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                           AND SUBSIDIARY COMPANIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 1994
                                  (UNAUDITED)



(1)  OWNERSHIP AND PRINCIPLES OF CONSOLIDATION
     -----------------------------------------

  Southern Pacific Transportation Company ("SPT") is a wholly-owned subsidiary of Southern Pacific Rail Corporation ("SPRC") (formerly Rio Grande Industries, Inc.); therefore, per share data are not shown in the accompanying consolidated
condensed   financial statements.  As used in this document, the  Company refers to SPT together with its subsidiaries. The consolidated condensed financial statements are prepared on the historical cost basis of accounting and include the accounts of SPT and all significant subsidiary companies, including St. Louis Southwestern Railway Company ("SSW") and SPCSL Corp. ("SPCSL"), on a consolidated basis. SPRC also owns Rio Grande Holding, Inc. ("RGH") which owns The Denver and Rio Grande Western Railroad Company ("D&RGW"). SPRC management continues to review and consider the placement of various subsidiaries within the corporate structure of SPRC. These consolidated condensed financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. Effective January 1, 1994 the Company changed its methods of accounting for post-employment benefits pursuant to Financial Accounting Standards Board Statement No. 112. In the opinion of management, all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of interim
period  results have been included.   However, these results are not necessarily
indicative of results for a full year.



(2)  RECLASSIFICATIONS
     -----------------

  Certain of the prior period amounts have been reclassified to conform to the June 30, 1994 consolidated condensed financial statement presentation.


(3)  SUPPLEMENTAL CASH FLOW INFORMATION
     ----------------------------------


                                                SIX MONTHS
                                              ENDED JUNE 30,
                                             ----------------
                                             1994       1993
                                             ----------------
                                              (in millions)

CASH PAYMENTS:
  Interest................................    $40.5     $36.5
  Income taxes............................        -         -

NON-CASH TRANSACTIONS:
 Capital lease obligations for railroad
   equipment..............................     26.5         -

(4)  CAPITAL AND DEBT TRANSACTIONS
     -----------------------------

     SPRC closed the offering and sale of 25,000,000 shares of common stock for $21.00 per share (before underwriting discounts, commissions and offering expenses) on March 2, 1994.

     In connection with the foregoing transaction, the Company issued 150 shares of common stock for total consideration of $294.4 million from its parent. Proceeds from this transaction were used for repayment of the $175 million revolving credit facility (including interest thereon), to purchase $118.9 million of D&RGW property and for general corporate purposes.


(5)  POSTEMPLOYMENT BENEFITS
     -----------------------

     In November 1992, the Financial Accounting Standards Board ("FAS") issued Statement No. 112 "Employers' Accounting for Postemployment Benefits". FAS 112 requires employers to recognize the obligation to provide benefits to former or inactive employees after employment but before retirement, if certain conditions are met. Effective January 1, 1994, the Company adopted FAS 112 and recorded a $6.6 million pre-tax charge ($4.0 million after tax). The Company's policy continues to be to fund the cost of postemployment benefits as the benefits are payable.


(6)  SUPPLEMENTAL CONDENSED COMBINING FINANCIAL INFORMATION
     ------------------------------------------------------

     SPT issued $290 million of Senior Secured Notes in 1993. SSW is the guarantor of those notes. The following presents supplemental condensed combining financial information (in millions):


        SUPPLEMENTAL CONDENSED COMBINING BALANCE SHEETS - JUNE 30, 1994

                                           SPT         SSW         NON-        ADJUSTMENTS      COMPANY
                                          ISSUER    GUARANTOR   GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                         --------   ---------   -----------   -------------   ------------
CURRENT ASSETS.........................  $  235.3    $   74.9       $ 26.4    $          -        $  336.6
ADVANCES TO PARENT/INVESTMENT IN
   SUBSIDIARIES........................      63.1       422.9            -          (486.0)              -
PROPERTY, NET..........................   4,007.2       547.0         79.0               -         4,633.2
OTHER ASSETS AND DEFERRED CHARGES......     130.4        23.9          5.4               -           159.7
                                         --------    --------        -----         -------        --------
   TOTAL ASSETS........................  $4,436.0    $1,068.7       $110.8         $(486.0)       $5,129.5
                                         ========    ========        =====         =======        ========
CURRENT LIABILITIES....................  $  580.3    $  200.6       $ 30.4    $          -        $  811.3
LONG-TERM DEBT.........................     578.9       158.6         43.4               -           780.9
DEFERRED INCOME TAXES..................     764.3        82.9         (2.0)              -           845.2
OTHER LIABILITIES......................     548.3       240.1         27.6          (131.5)          684.5
REDEEMABLE PREFERENCE SHARES...........         -        43.4            -               -            43.4
STOCKHOLDER'S EQUITY...................   1,964.2       343.1         11.4          (354.5)        1,964.2
                                         --------    --------        -----         -------        --------
TOTAL LIABILITIES AND STOCKHOLDER'S
 EQUITY................................  $4,436.0    $1,068.7       $110.8         $(486.0)       $5,129.5
                                         ========    ========        =====         =======        ========

(6)      SUPPLEMENTAL CONDENSED COMBINING FINANCIAL INFORMATION  (Continued)
         ------------------------------------------------------

      SUPPLEMENTAL CONDENSED COMBINING BALANCE SHEETS - DECEMBER 31, 1993


                                              SPT         SSW         NON-        ADJUSTMENTS      COMPANY
                                             ISSUER    GUARANTOR   GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                            --------   ---------   -----------   -------------   ------------
CURRENT ASSETS..........................    $  190.2    $   34.7       $ 31.0         $     -        $  255.9
ADVANCES TO PARENT/INVESTMENT IN
   SUBSIDIARIES.........................        36.8       445.3            -          (482.1)              -
PROPERTY, NET...........................     3,860.3       553.3         77.7               -         4,491.3
OTHER ASSETS AND DEFERRED CHARGES.......       142.5        42.4          5.1               -           190.0
                                            --------    --------       ------         -------        --------
   TOTAL ASSETS.........................    $4,229.8    $1,075.7       $113.8         $(482.1)       $4,937.2
                                            ========    ========       ======         =======        ========

CURRENT LIABILITIES.....................    $  588.6    $  201.3       $ 35.9         $     -        $  825.8
LONG-TERM DEBT..........................       705.8       171.6         38.9               -           916.3
DEFERRED INCOME TAXES...................       757.1        82.4         (1.8)              -           837.7
OTHER LIABILITIES.......................       507.4       240.3         26.1          (131.5)          642.3
REDEEMABLE PREFERENCE SHARES............           -        44.2            -               -            44.2
STOCKHOLDER'S EQUITY....................     1,670.9       335.9         14.7          (350.6)        1,670.9
                                            --------    --------       ------         -------        --------
   TOTAL LIABILITIES AND STOCKHOLDER'S
       EQUITY...........................    $4,229.8    $1,075.7       $113.8         $(482.1)       $4,937.2
                                            ========    ========       ======         =======        ========


         SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF OPERATIONS -
                        SIX MONTHS ENDED JUNE 30, 1994

                                                  SPT         SSW          NON-        ADJUSTMENTS       COMPANY
                                               ISSUER     GUARANTOR    GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                              ---------   ----------   -----------   -------------   -------------
OPERATING REVENUES........................    $1,045.6       $222.7         $83.7          $    -        $1,352.0
OPERATING EXPENSES........................       985.1        209.7          83.8               -         1,278.6
                                              --------       ------         -----          ------        --------
  OPERATING INCOME (LOSS).................        60.5         13.0          (0.1)                           73.4

OTHER INCOME (EXPENSE)....................        24.3         11.1           0.3           (20.7)           15.0
INTEREST EXPENSE..........................        60.2         12.7           3.0           (20.7)           55.2
                                              --------       ------         -----          ------        --------
  INCOME (LOSS) BEFORE INCOME TAXES AND
   BEFORE CHANGE IN ACCOUNTING............        24.6         11.4          (2.8)              -            33.2

INCOME TAXES..............................         9.2          3.5           0.3               -            13.0
                                              --------       ------         -----          ------        --------
NET INCOME (LOSS) BEFORE CHANGE IN
   ACCOUNTING.............................        15.4          7.9          (3.1)              -            20.2

CUMULATIVE EFFECT ON YEARS' PRIOR TO
   1994 OF CHANGE IN ACCOUNTING FOR
   POST-EMPLOYMENT BENEFITS...............        (3.3)        (0.7)            -               -            (4.0)
                                              --------       ------         -----          ------        --------
NET INCOME (LOSS).........................    $   12.1       $  7.2         $(3.1)         $    -        $   16.2
                                              ========       ======         =====          ======        ========

(6)      SUPPLEMENTAL CONDENSED COMBINING FINANCIAL INFORMATION  (Continued)
         ------------------------------------------------------

                SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF
                 OPERATIONS - THREE MONTHS ENDED JUNE 30, 1994

                                               SPT        SSW         NON-        ADJUSTMENTS      COMPANY
                                              ISSUER   GUARANTOR   GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                              ------   ---------   -----------   -------------   ------------
OPERATING REVENUES.......................     $539.4      $118.2        $43.9         $     -          $701.5
OPERATING EXPENSES.......................      498.0       108.5         42.0               -           648.5
                                              ------      ------        -----          ------          ------
   OPERATING INCOME (LOSS)...............       41.4         9.7          1.9               -            53.0

OTHER INCOME (EXPENSE)...................       15.9         5.1          0.4           (10.6)           10.8
INTEREST EXPENSE.........................       30.9         6.3          1.7           (10.6)           28.3
                                              ------      ------        -----          ------          ------
   INCOME (LOSS) BEFORE INCOME TAXES AND
   BEFORE CHANGE IN ACCOUNTING...........       26.4         8.5          0.6               -            35.5

INCOME TAXES.............................       11.9         2.4         (0.4)              -            13.9
                                              ------      ------        -----          ------          ------
NET INCOME (LOSS) BEFORE CHANGE IN
   ACCOUNTING............................       14.5         6.1          1.0               -            21.6

CUMULATIVE EFFECT ON YEARS' PRIOR TO
   1994 OF CHANGE IN ACCOUNTING FOR
   POST-EMPLOYMENT BENEFITS..............          -           -            -               -               -
                                              ------      ------        -----          ------          ------

NET INCOME (LOSS)........................     $ 14.5      $  6.1        $ 1.0          $    -          $ 21.6
                                              ======      ======        =====          ======          ======



  SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF OPERATIONS - SIX MONTHS ENDED
                                 JUNE 30, 1993

                                               SPT         SSW          NON-        ADJUSTMENTS       COMPANY
                                              ISSUER    GUARANTOR    GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                             --------   ----------   -----------   -------------   -------------
OPERATING REVENUES........................   $ 956.3       $217.1        $ 72.4           $   -        $1,245.8
OPERATING EXPENSES........................     965.8        197.9          78.1               -         1,241.8
                                             -------       ------        ------           -----        --------
  OPERATING INCOME (LOSS).................      (9.5)        19.2          (5.7)              -             4.0

OTHER INCOME (EXPENSE)....................       9.0         (2.3)            -            (5.4)            1.3
INTEREST EXPENSE..........................      38.5         13.6           1.8            (5.4)           48.5
                                             -------       ------        ------           -----        --------
   INCOME (LOSS) BEFORE INCOME TAXES AND
   BEFORE CHANGE IN ACCOUNTING............     (39.0)         3.3          (7.5)              -           (43.2)

INCOME TAXES (BENEFIT)....................     (17.7)         0.2           0.6               -           (16.9)
                                             -------       ------        ------           -----        --------
NET INCOME (LOSS) BEFORE CHANGE IN
   ACCOUNTING.............................     (21.3)         3.1          (8.1)              -           (26.3)

CUMULATIVE EFFECT ON YEARS PRIOR TO
   1993 OF CHANGE IN ACCOUNTING FOR
   POST-RETIREMENT BENEFITS OTHER THAN
   PENSIONS...............................     (84.9)        (6.0)         (8.0)              -           (98.9)
                                             -------       ------        ------           -----        --------
NET LOSS..................................   $(106.2)      $ (2.9)       $(16.1)          $   -        $ (125.2)
                                             =======       ======        ======           =====        ========

     ------------------------------------------------------

 SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF OPERATIONS - THREE MONTHS ENDED
                                 JUNE 30, 1993

                                               SPT         SSW          NON-        ADJUSTMENTS       COMPANY
                                              ISSUER    GUARANTOR    GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                             --------   ----------   -----------   -------------   -------------
OPERATING REVENUES........................    $497.6       $114.0         $40.5          $    -          $652.1
OPERATING EXPENSES........................     494.7        101.5          40.6               -           636.8
                                              ------       ------         -----           -----          ------
  OPERATING INCOME (LOSS).................       2.9         12.5          (0.1)              -            15.3

OTHER INCOME (EXPENSE)....................       3.9         (1.0)          0.1            (2.8)            0.2
INTEREST EXPENSE..........................      21.7          6.7           1.0            (2.8)           26.6
                                              ------       ------         -----           -----          ------
  INCOME (LOSS) BEFORE INCOME TAXES AND
   BEFORE CHANGE IN ACCOUNTING............     (14.9)         4.8          (1.0)              -           (11.1)

INCOME TAXES (BENEFIT)....................      (4.5)         0.7          (0.8)              -            (4.6)
                                              ------       ------         -----           -----          ------
NET INCOME (LOSS) BEFORE CHANGE IN
   ACCOUNTING.............................     (10.4)         4.1          (0.2)              -            (6.5)

CUMULATIVE EFFECT ON YEARS PRIOR TO
   1993 OF CHANGE IN ACCOUNTING FOR
   POST-RETIREMENT BENEFITS OTHER THAN
   PENSIONS...............................         -            -             -               -               -
                                              ------       ------         -----           -----          ------
NET INCOME (LOSS)                             $(10.4)      $  4.1         $(0.2)          $   -          $ (6.5)
                                              ======       ======         =====           =====          ======





  SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS - SIX MONTHS ENDED
                                 JUNE 30, 1994


                                                 SPT         SSW          NON-       ADJUSTMENTS       COMPANY
                                                ISSUER    GUARANTOR    GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                               --------   ----------   -----------   ------------   -------------
CASH FLOWS FROM OPERATING  ACTIVITIES.......   $  12.0       $ (3.0)        $(3.9)   $          -        $   5.1
CASH FLOWS FROM INVESTING ACTIVITIES........    (197.5)       (10.1)         (2.8)              -         (210.4)
CASH FLOWS FROM FINANCING ACTIVITIES........     160.5         11.7           6.6               -          178.8
                                               -------       ------         -----    ------------        -------
NET CHANGE IN CASH AND CASH EQUIVALENTS.....     (25.0)        (1.4)         (0.1)              -          (26.5)
CASH AND CASH EQUIVALENTS - BEGINNING OF
   PERIOD...................................      32.6          1.4          (2.1)              -           31.9
                                               -------       ------         -----    ------------        -------
CASH AND CASH EQUIVALENTS - END OF PERIOD...   $   7.6    $       -         $(2.2)   $          -        $   5.4
                                               =======    =========         =====    ============        =======


  SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS - SIX MONTHS ENDED
                                 JUNE 30, 1993


                                                 SPT        SSW          NON-       ADJUSTMENTS       COMPANY
                                               ISSUER    GUARANTOR    GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                               -------   ----------   -----------   ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES........   $(47.8)      $ 16.0         $(8.7)   $          -        $ (40.5)
CASH FLOWS FROM INVESTING ACTIVITIES........    (89.6)       (12.7)         (4.2)              -         (106.5)
CASH FLOWS FROM FINANCING ACTIVITIES........    103.6         (9.1)         12.5               -          107.0
                                               ------       ------         -----    ------------        -------
NET CHANGE IN CASH AND CASH EQUIVALENTS.....    (33.8)        (5.8)         (0.4)              -          (40.0)
CASH AND CASH EQUIVALENTS - BEGINNING OF
   PERIOD...................................     39.4          8.0          (2.0)              -           45.4
                                               ------       ------         -----    ------------        -------
CASH AND CASH EQUIVALENTS - END OF PERIOD...   $  5.6       $  2.2         $(2.4)   $          -        $   5.4
                                               ======       ======         =====    ============        =======

(7)  OTHER
     -----

     To ensure stability of its fuel costs, the Company has entered into fuel hedging agreements covering approximately 90 percent of its 1994 estimated fuel needs at an average purchase price of $.51 per gallon (excluding handling costs). These agreements limit potential gains and losses relating to changes in the market price of fuel. Additionally, approximately 50 percent of 1995 estimated fuel needs are hedged at an average purchase price of $.48 per gallon (excluding handling costs). The amounts the Company pays or receives related to each month's hedging agreements are recorded as an adjustment to fuel expense for that month.

     On July 25, 1994, two of the Company's freight trains collided on the Company's main line near Marathon, Texas, approximately halfway between El Paso and San Antonio, resulting in the death of four crewmembers. Based on preliminary assessments of equipment damage and other costs related to the accident, the Company estimates that the impact on operating expenses in the third quarter of 1994 could be approximately $7 million to $8 million. There were no spills or leaks of hazardous materials.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF OPERATIONS
- -------------

RESULTS OF OPERATIONS
- ---------------------

     Three Months Ended June 30, 1994 Compared to Three Months Ended June 30,
     ------------------------------------------------------------------------
1993
- ----

     The Company had net income of $21.6 million for the second quarter of 1994 compared to a net loss of $6.5 million for the second quarter of 1993. The Company had operating income of $53.0 million for the 1994 period compared to $15.3 million for the 1993 period. For the second quarter of 1994, railroad operating revenues increased 7.6% over the same period in 1993, while railroad operating expenses increased 1.7% over the 1993 period.

Operating Revenues. In the second quarter of 1994, railroad operating revenues
- ------------------
increased $48.3 million, or 7.6%, compared to the second quarter of 1993. Railroad freight operating revenues increased $45.6 million, or 7.4%, due primarily to increased carloads in most commodities, with the largest increases occurring in coal, intermodal, construction material and minerals and automotive carloads. Other railroad revenues (primarily switching and demurrage) for the 1994 period increased $2.7 million compared to the 1993 period due primarily to the increased traffic volume. For the second quarter of 1994, carloads increased 13.6% and revenue ton-miles increased 10.2% compared to the second quarter of 1993. The average freight revenue per ton-mile for the second quarter of 1994 declined by 2.5% compared to the second quarter of 1993 due principally to an increase in traffic volume for commodities that generate lower revenue per ton-mile (e.g., coal and intermodal traffic), as well as to increases in revenue deductions and allowances.

     The following table compares traffic volume (in carloads), gross freight revenues (before contract allowances and adjustments) and gross freight revenues per carload by commodity group for the three months ended June 30, 1994 and 1993.

                                          CARLOAD AND GROSS FREIGHT REVENUE COMPARISON
                                            THREE MONTHS ENDED JUNE 30, 1994 AND 1993
                                                                                                      GROSS FREIGHT
                                          CARLOADS                 GROSS FREIGHT REVENUES           REVENUE PER CARLOAD
                                ----------------------------    ----------------------------- ------------------------------
                                1994      1993     % CHANGE     1994       1993     % CHANGE     1994       1993    % CHANGE
                                ------  -------   ----------    ------    ------   ----------   ------    -------  ----------
                                       (in thousands)                  (dollars in millions except revenue per carload)

INTERMODAL...................   188.3   149.6     25.9%         $213.8     $176.1   21.4%       $1,135     $1,177      (3.6)%
CHEMICAL AND PETROLEUM
 PRODUCTS....................    87.6    83.9      4.4           148.1      143.3    3.3         1,691      1,708       (1.0)
FOOD AND AGRICULTURAL
 PRODUCTS....................    60.7    65.6     (7.5)           96.6       96.4    0.2         1,591      1,470        8.2
FOREST PRODUCTS..............    56.7    54.8      3.5            98.5       90.4    9.0         1,737      1,650        5.3
METALS AND ORES..............    42.7    40.8      4.7            61.9       58.8    5.3         1,450      1,441        0.6
CONSTRUCTION MATERIALS
   AND MINERALS..............    44.4    37.4     18.7            41.0       35.6   15.2           923        952       (3.0)
COAL.........................    42.8    28.3     51.2            29.9       24.1   24.1           699        852      (18.0)
AUTOMOTIVE...................    19.9    17.7     12.4            37.5       34.2    9.6         1,884      1,932       (2.5)
                                -----   -----                   ------     ------
               TOTAL.........   543.1   478.1     13.6%         $727.3     $658.9   10.4%       $1,339     $1,378       (2.8)%
                                =====   =====                   ======     ======


        - Intermodal carloads for the second quarter of 1994 increased over the same period in 1993 due to increased container-on-flatcar ("COFC") business with major steamship accounts, as well as the inclusion of additional revenue empty car movements in the carload figures for the 1994 quarter. The decline in revenue per carload was due primarily to a reduction in length of haul for COFC traffic, as well as to the lower revenue per car associated with revenue empty movements.

        - Chemical and petroleum products revenues and carloads increased for the second quarter of 1994 due to increased shipments of crude oil, organic chemicals, petroleum products and chlorine.

        - Food and agricultural products carloads declined for the second quarter of 1994 compared to the second quarter of 1993 due primarily to the shutdown of a sugar beet processor in California and to reductions in grain traffic caused by a reduced crop harvest that resulted from the severe Midwest flooding during the third and fourth quarters of 1993. The revenue per carload increase for the 1994 period is due to increased length of haul and changes in commodity mix.

        - Carload volume in forest products increased in the second quarter of 1994 through growth in wood chip, particle board, lumber stock and finished paper products traffic. Revenue per carload increases were due primarily to price increases in lumber products where strong demand in the California, Arizona and transcontinental markets helped support price increases.

        - Carloads and revenue for metals and ores increased in the second quarter of 1994 compared to the second quarter of 1993 due primarily to growth in structural steel and finished products traffic associated with general economic growth. Growth in ferrous metals carloads and revenue was generated by strong pipe markets.

        - Construction materials and minerals carloads and revenue increased for the 1994 period due to increased traffic in sand and gravel and miscellaneous building materials associated with increases in highway and building construction. The decline in revenue per carload is due primarily to a reduced length of haul.

        - Coal carloadings and revenue increased for the 1994 period due to continued demand for the low sulfur high BTU content coal produced by Company-served mines. This demand was from both existing utility customers and new utility customers and was enhanced by the ability to blend the lower sulfur coal with higher sulfur coal in order to satisfy requirements of the Clean Air Act. The reduction in revenue per carload is due primarily to a change in customer mix resulting in a reduction in the average length of haul for the 1994 period.

        - Automotive carloads and revenue grew for the 1994 period due to strong demand for trucks and automobiles associated with general economic growth.

Operating Expenses.  Railroad operating expenses for the second quarter of 1994
- ------------------
increased $10.4 million, or 1.7%, compared to the second quarter of 1993. The increase in second quarter 1994 operating expense was due primarily to increases in volume and the new fuel excise tax in 1994. Labor and fringe benefit expenses decreased during the second quarter of 1994 compared to the second quarter of 1993 partially offsetting these expense increases. Operating expenses for the second quarter of 1993 were reduced by non-recurring adjustments for property taxes and joint facility rental costs. The following table sets forth a comparison of the Company's railroad operating expenses during the three months ended June 30, 1994 and 1993.

                RAILROAD OPERATING EXPENSE COMPARISON
             THREE MONTHS ENDED JUNE 30, 1994 AND 1993

                                     1994        1993      % CHANGE
                                   --------    --------   ----------
                                          (dollars in millions)
LABOR AND FRINGE BENEFITS.......    $237.1      $257.6       (8.0)%
FUEL............................      52.9        56.0       (5.5)
MATERIALS AND SUPPLIES..........      37.6        38.2       (1.6)
EQUIPMENT RENTAL................      76.4        83.8       (8.8)
DEPRECIATION AND AMORTIZATION...      58.8        57.2        2.8
OTHER...........................     169.5       129.1       31.3
                                    ------      ------
 TOTAL..........................    $632.3      $621.9        1.7%
                                    ======      ======

        - Labor and fringe benefit costs decreased $20.5 million, or 8.0%, for the second quarter of 1994 compared to the second quarter of 1993. The Company reduced employment by 3,090, or 15.7%, to a total of 16,588 as of June 30, 1994 compared to June 30, 1993. This employment decline included a reduction of over 1,400 in the roadway maintenance area resulting in reduced labor costs for day-to-day repair and maintenance activities, as well as reduced capitalized labor costs. The employment decline also included a reduction of approximately 321 employees associated with the January 1, 1994 implementation of the outsourcing plan for management information services functions. In addition, fringe benefit expenses in the second quarter of 1994 were reduced compared to the second quarter of 1993 due to the elimination of an unemployment payroll tax in July 1993. Additional traffic volume during the second quarter of 1994 resulted in a 0.9% increase in train crew starts which reduced the impact of the employment decline. Expressed as a percentage of operating revenues, labor and fringe benefit expenses declined to 33.8% for the second quarter of 1994 compared to 39.5% for the second quarter of 1993.

        - Fuel expenses decreased $3.1 million, or 5.5%, for the second quarter of 1994 compared to the same period in 1993. The decrease was a result of reduced cost per gallon (which includes handling costs) from $.63 per gallon during the second quarter of 1993 to $.51 per gallon during the second quarter of 1994, partially offset by an increase in fuel consumption attributable to the increase in traffic volume and $3.4 million of payments related to fuel hedging contracts applicable to the second quarter of 1994. The Company has entered into fuel hedging agreements covering 90% of its 1994 estimated fuel needs at an average purchase price of $.51 per gallon (excluding handling costs). Additionally, approximately 50% of 1995 estimated fuel needs are hedged at $.48 per gallon.

        - Materials and supplies expense decreased $0.6 million, or 1.6%, for the second quarter of 1994 compared to the second quarter of 1993 due primarily to an $8.0 million credit for capitalized costs attributable to materials and supplies. For the 1993 period, these capitalized costs were classified as a reduction in other expenses. This expense decrease was partially offset by increased material costs for locomotive running repairs and freight car repair activities.

        - Equipment rental expenses decreased $7.4 million, or 8.8%, for the second quarter of 1994 compared to the second quarter of 1993. The net decrease in expense was due to a decrease in locomotive and other lease costs partially offset by increased car hire expenses associated with increased traffic volume during the second quarter of 1994.

        - Depreciation and amortization expense increased $1.6 million, or 2.8%, for the second quarter of 1994 compared to the second quarter of 1993 due to an increase in the depreciable property base.

        - Other expenses increased $40.4 million, or 31.3%, for the second quarter of 1994 compared to the second quarter of 1993. This category of expense includes purchased repairs and services, joint facility rent and maintenance costs, casualty costs and property and other taxes. Expenses in this category which increased significantly over the prior period were property and excise taxes, joint facility rent, information system outsourcing costs and the capitalized costs referred to above. Property taxes showed a $10.9 million increase over 1993 because the 1993 amount was reduced by the favorable settlement of disputed property taxes in California. Expenses for management information system outsourcing, implemented on January 1, 1994, were $9.1 million for the second quarter of 1994. Excise taxes increased $4.6 million over the prior period due to the enactment of an increase in the federal excise tax on fuel in October 1993. Joint facility rent expense increased $7.1 million over the prior period because the 1993 amount was reduced by the favorable settlement of joint facility agreements with another railroad. Also showing increases during the second quarter of 1994 were expenses associated with equipment repairs and power by the mile maintenance.

Other Income and Interest Expense.  Other income was $10.8 million for the
- ---------------------------------
second quarter of 1994 compared to an expense of $0.2 million for the same period in 1993. The increased income is due primarily to increased gains on sales of property combined with reduced expenses associated with real estate held for sale and reduced expenses associated with the sale of accounts receivable during the 1994 period. Interest expense was $28.3 million for the second quarter of 1994 compared to $26.6 million for the second quarter of 1993, an increase of $1.7 million.

     Six Months Ended June 30, 1994 Compared to Six Months Ended June 30, 1993
     -------------------------------------------------------------------------

     The Company had net income of $16.2 million for the first six months of 1994 after deducting $4.0 million for the cumulative effect of a change in accounting for postemployment benefits under Statement of Financial Accounting Standards ("FAS") No. 112 adopted by the Company effective January 1, 1994, compared to a net loss of $125.2 million for the first six months of 1993 after deducting $98.9 million for the cumulative effect of a change in accounting for postretirement benefits other than pensions under FAS No. 106 adopted by the Company effective January 1, 1993. The Company had operating income of $73.4 million for the 1994 period compared to operating income of $4.0 million for the 1993 period. Operating income for the first six months of 1993 was adversely affected by severe weather and flooding in California, Oregon and Arizona in the first quarter of 1993, a significant decline in automotive shipments and a shortage of power due to a temporary reduction in the number of locomotives leased by the Company, as well as a slower than anticipated recovery in certain segments of the economy during the first six months of 1993. For the first six months of 1994, railroad operating revenues increased 8.4% over the same period in 1993, while railroad operating expenses increased 2.7% over the 1993 period.

Operating Revenues.  In the first six months of 1994, railroad operating
- ------------------
revenues increased $101.8 million, or 8.4%, compared to the first six months of 1993. Railroad freight operating revenues increased $93.1 million, or 7.9%, due primarily to increased carloads in most commodities, with the largest increases occurring in coal, intermodal, construction material and minerals and automotive carloads. Other railroad revenues (primarily switching and demurrage) for the 1994 period increased $8.7 million compared to the 1993 period due primarily to increased traffic volume. For the first six months of 1994, carloads increased 13.9% and revenue ton-miles increased 11.6% compared to the first six months of 1993. The average freight revenue per ton-mile for the first six months of 1994 declined by 3.3% compared to the first six months of 1993 due principally to an increase in traffic volume for commodities that generate lower revenue per ton-mile (e.g., coal and intermodal traffic), as well as to increases in revenue deductions and allowances.

     The following table compares traffic volume (in carloads), gross freight revenues (before contract allowances and adjustments) and gross freight revenue per carload by commodity group for the six months ended June 30, 1994 and 1993.


                                                            CARLOAD AND GROSS FREIGHT REVENUE COMPARISON
                                                              SIX MONTHS ENDED JUNE 30, 1994 AND 1993

                                                                                                         GROSS FREIGHT
                                         CARLOADS                GROSS FREIGHT REVENUE               REVENUE PER CARLOAD
                               -------------------------------  --------------------------------  -----------------------------
                                1994        1993      % CHANGE   1994      1993       % CHANGE     1994     1993      % CHANGE
                               --------    ------     --------  ------   --------   ------------  -------  -------   ----------
                                       (in thousands)                       (dollars in millions, except revenue per carload)
INTERMODAL...................     349.6     279.3     25.2%     $  396.2   $  330.9    19.7%      $1,133    $1,185   (4.4)%
CHEMICAL AND PETROLEUM
 PRODUCTS....................     173.6     168.2      3.2         297.1      280.6     5.9        1,711     1,668     2.6
FOOD AND AGRICULTURAL
 PRODUCTS....................     116.7     123.5     (5.5)        183.6      179.7     2.2        1,573     1,455     8.1
FOREST PRODUCTS..............     113.0     109.5      3.2         195.6      181.9     7.5        1,731     1,661     4.2
METALS AND ORES..............      84.9      79.1      7.3         126.3      114.7    10.1        1,488     1,450     2.6
CONSTRUCTION MATERIALS AND
   MINERALS..................      83.3      68.4     21.8          75.6       64.6    17.0          908       944    (3.8)
COAL.........................      80.5      52.0     54.8          57.9       47.9    20.9          719       921   (21.9)
AUTOMOTIVE...................      37.3      32.2     15.8          71.5       62.3    14.8        1,917     1,935    (0.9)
                                -------     -----               --------   --------
                 TOTAL.......   1,038.9     912.2     13.9%     $1,403.8   $1,262.6    11.2%      $1,351    $1,384    (2.4)%
                                =======     =====               ========   ========

        - Intermodal carloads for the first six months of 1994 increased over the same period in 1993 due to increased COFC business with major steamship accounts, as well as the inclusion of additional revenue empty car movements in the carload figures for the 1994 period. The decline in revenue per carload was due primarily to a reduction in length of haul for COFC traffic, as well as to the lower revenue per car associated with revenue empty movements.

        - Chemical and petroleum products revenues and carloads increased for the first six months of 1994 due to increased shipments of organic chemicals, crude oil, plastics, chlorine and fertilizers. The revenue per carload increase for the 1994 period was primarily due to changes in product mix.

        - Food and agricultural products carloads declined for the first six months of 1994 compared to the first six months of 1993 due primarily to the shutdown of a sugar beet processor in California and to reductions in grain traffic caused by a reduced crop harvest that resulted from the severe Midwest flooding during the third and fourth quarters of 1993. The revenue per carload increase for the 1994 period is due to increased length of haul and changes in commodity mix.

        - Carload volume in forest products increased in the first six months of 1994 through growth in wood chip, particle board, lumber stock and finished paper products traffic. Revenue per carload increases were due primarily to price increases in lumber products where strong demand in the California, Arizona and transcontinental markets helped support price increases.

        - Carloads and revenue for metals and ores increased in the first six months of 1994 compared to the first six months of 1993 due to growth in copper concentrate and finished products traffic that was depressed by flooding in Arizona during the first quarter of 1993. Growth in ferrous metals carloads and revenue was generated by strong pipe markets.

        - Construction materials and minerals carloads increased for the 1994 period due to increased traffic in sand and gravel, cement and miscellaneous building materials associated with increases in highway and building construction. The decline in revenue per carload reflects a reduced length of haul, as well as the increase of sand and gravel traffic in the commodity mix resulting in a lower revenue per carload.

        - Coal carloadings and revenue increased for the 1994 period due to continued demand for the low sulfur high BTU content coal produced by Company-served mines. This demand was from both existing utility customers and new utility customers and was enhanced by the ability to blend the lower sulfur coal with higher sulfur coal in order to satisfy requirements of the Clean Air Act. The reduction in revenue per carload is due primarily to a change in customer mix resulting in a reduction in the average length of haul for the 1994 period.

        - Automotive carloads and revenue grew for the 1994 period due to strong demand for trucks and automobiles associated with general economic growth.

Operating Expenses.  Railroad operating expenses for the first six months of
- ------------------
1994 increased $32.3 million, or 2.7%, compared to the first six months of 1993. The increase in operating expense for the first six months of 1994 was due primarily to increases in volume, the new fuel excise tax in 1994 and increased purchase of freight car and locomotive repair materials. Labor and fringe benefit expenses decreased during the first six months of 1994 compared to the first six months of 1993 partially offsetting these expense increases.
Operating expenses for the first six months of 1993 were reduced by non-recurring adjustments to inventory, property taxes and joint facility rental costs. The following table sets forth a comparison of the Company's railroad operating expenses during the six months ended June 30, 1994 and 1993.



             RAILROAD OPERATING EXPENSE COMPARISON
            SIX MONTHS ENDED JUNE 30, 1994 AND 1993


                                     1994       1993    % CHANGE
                                   --------   --------  --------
                                   (dollars in millions)
LABOR AND FRINGE BENEFITS.......   $  482.1   $  505.4   (4.6)%
FUEL............................      100.9      103.5    (2.5)
MATERIALS AND SUPPLIES..........       74.0       65.6    12.8
EQUIPMENT RENTAL................      154.0      152.2     1.2
DEPRECIATION AND AMORTIZATION...      114.7      113.2     1.3
OTHER...........................      321.3      274.8    16.9
                                   --------   --------
   TOTAL........................   $1,247.0   $1,214.7     2.7%
                                   ========   ========

  - Labor and fringe benefit costs decreased $23.3 million, or 4.6%, for the first six months of 1994 compared to the first six months of 1993. The Company reduced employment by 3,090, or 15.7%, to a total of 16,588 as of June 30, 1994 compared to June 30, 1993. This employment decline included a reduction of over 1,400 in the roadway maintenance area resulting in reduced labor costs for day-to-day repair and maintenance activities, as well as reduced capitalized labor costs. The employment decline also included a reduction of approximately 321 employees associated with the January 1, 1994 implementation of the outsourcing plan for management information services
    functions.   In addition, fringe benefit expenses in the first six months of
    1994 were reduced compared to the first six months of 1993 due to the elimination of an unemployment payroll tax in July 1993. Additional traffic volume during the first six months of 1994 resulted in a 3.5% increase in train crew starts which reduced the impact of the employment decline. Expressed as a percentage of operating revenues, labor and fringe benefit expenses declined to 35.7% for the first six months of 1994 compared to 40.6% for the first six months of 1993.

  - Fuel expenses decreased $2.6 million, or 2.5%, for the first six months of 1994 compared to the same period in 1993. The decrease was a result of reduced cost per gallon (which includes handling costs) from $.60 per gallon during the first six months of 1993 to $.51 per gallon during the first six months of 1994, partially offset by an increase in fuel consumption attributable to the increase in traffic volume and $7.1 million of payments related to fuel hedging contracts applicable to the first six months of 1994. The Company has entered into fuel hedging agreements covering 90% of its 1994 estimated fuel needs at an average purchase price of $.51 per gallon (excluding handling costs). Additionally, approximately 50% of the 1995 estimated fuel needs are hedged at $.48 per gallon.

   - Materials and supplies expense increased $8.4 million, or 12.8%, for the first six months of 1994 compared to the first six months of 1993. The increase was due primarily to an increase in freight car and locomotive repair material purchased during the 1994 period, as well as to a $5.0 million non-recurring inventory adjustment during the first quarter of 1993 (primarily related to restoring inventory materials that had been previously released from inventory but had not been used) and to reduced roadway maintenance and repair expenditure and activity in the 1993 period in response to reduced revenues in such period. Partially offsetting the 1994 expense increase was an $8.0 million credit for capitalized costs attributable to material and supplies. For the 1993 period, these capitalized costs were classified as a reduction in other expenses. During the first six months of 1994, the Company rebuilt or overhauled 152 locomotives compared to 101 locomotives during the first six months of 1993.

        - Equipment rental costs increased $1.8 million, or 1.2%, for the first six months of 1994 compared to the first six months of 1993. The increase included a $6.6 million increase in car hire and a $4.8 million decrease in locomotive and other lease costs. In large part, the increases in car hire are associated with increased traffic volume during the first six months of 1994 compared to the same period during 1993. In addition, the Company had reduced the number of short-term locomotives it leased in the first quarter of 1993 in an effort to reduce costs.

        - Depreciation and amortization expense increased $1.5 million, or 1.3%, for the first six months of 1994 compared to the first six months of 1993 due to an increase in the depreciable property base.

        - Other expenses increased $46.5 million, or 16.9%, for the first six months of 1994 compared to the same period in 1993. This category of expense includes purchased repairs and services, joint facility rent and maintenance costs, casualty costs and property and other taxes. Expenses in this category which increased significantly over the prior period were information system outsourcing costs, property taxes, excise taxes and joint facility rent and maintenance expenses. Expenses for management information system outsourcing, implemented on January 1, 1994, were $18.2 million for the first six months of 1994. Property taxes showed a $15.9 million increase over 1993 because the 1993 amount was reduced by the favorable settlement of disputed property taxes in California. Excise taxes increased $8.3 million over the prior period due to the enactment of an increase in the federal excise tax on fuel in October 1993. Joint facility maintenance expense increased $9.0 million due to the combination of increased payments in 1994 to other railroads coupled with increased billings in 1993 to other railroads. Joint facility rent expense increased $4.8 million over the prior period because the 1993 amount was reduced by the favorable settlement of joint facility agreements with another railroad. Also showing increases during the first six months of 1994 were expenses associated with equipment repairs and power by the mile maintenance. These expense increases were partially offset by reduced intermodal ramping and storm damage repair expenses during the first six months of 1994 compared to the first six months of 1993.

Other Income and Interest Expense.  Other income was $15.0 million for the first
- ---------------------------------
six months of 1994 compared to $1.3 million for the same period in 1993. The increased income was due primarily to increased gains on sales of property combined with reduced expenses associated with real estate held for sale and reduced expenses associated with the sale of accounts receivable. Interest expense was $55.2 million for the first six months of 1994 compared to $48.5 million for the first six months of 1993, an increase of $6.7 million. The increased interest expense was primarily attributable to increased capital lease obligations during the first six months of 1994.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     The Company's business is capital intensive and requires on-going substantial expenditures for, among other things, improvements to roadway, structures and technology, acquisitions and repair of equipment, and maintenance of the rail system. During the first six months of 1994, and for a number of years before that, the Company's railroad operations did not produce sufficient cash flows to meet its capital expenditure, debt service and other cash needs. As a result, the Company relied on proceeds from real estate and other asset sales, borrowings and other financings for these purposes.

     On March 2, 1994, SPRC closed an offering of 25,000,000 shares of common stock for net proceeds of $503.6 million. In connection with the foregoing transaction, the Company issued 150 shares of common stock for total consideration of $294.4 million from SPRC. Proceeds from this transaction were used for repayment of the $175 million revolving credit facility (including interest thereon) and to purchase $118.9 million of D&RGW property. This has significantly improved the Company's liquidity; however, the Company anticipates that, for the next few years, cash flows generated by rail operating results will continue to be insufficient to meet its cash needs for operating activities and necessary capital expenditures, including acquisition of equipment. In order to satisfy these cash flow requirements, as well as satisfy financial covenants in its credit facilities, the Company must not only continue to improve its operating results and continue to obtain equipment financing, but also sell transit corridors and other real estate assets with substantial values that are not necessary to its transportation operations.

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

     As a result of the variations in levels of asset sales, the Company's liquidity may vary substantially, thus requiring the Company to make substantial borrowings under its revolving credit facility. As of June 30, 1994, the Company had no outstanding borrowings under the revolving credit facility, with $200 million of available capacity.

     In addition, continued implementation of the Company's strategic plan requires the ongoing availability of additional sources of funding, including secured equipment and capital lease financing to upgrade the Company's locomotive and railcar fleet and borrowings under the revolving credit facility. Management believes, based upon current levels of operation and anticipated improvements in operating results, that cash flow from operations and transit corridor and traditional real estate sales, together with borrowings under the revolving credit facility, expected secured equipment and capital lease financings and other financing sources, will be adequate to make required payments of principal and interest on debt, to permit anticipated capital expenditures and to fund working capital requirements and other cash needs. Nevertheless, the Company will remain leveraged to a significant extent and its debt service and capital lease obligations will continue to be substantial, particularly in light of the financing the Company expects to incur to acquire the 350 new locomotives, 133 remanufactured locomotives and freight cars which it has ordered or intends to order for delivery in 1994 and 1995. Amounts that could become due to the Union Pacific Railroad Company ("Union Pacific") during the next year or two under the SSW trackage rights case (in which Union Pacific claimed approximately $62 million as of June 30, 1994) could add substantially to the Company's cash requirements for the near term. If the Company's sources of funds were to fail to satisfy the Company's requirements, the Company would need to refinance its existing debt or obtain additional financing. There is no assurance either of those alternatives would be available, and, in any case, any such refinancing or new financing (if available) would be expected to be more costly and burdensome than the debt agreements currently in place. The availability of any such new financing would likely depend in part upon whether the Company has been able to improve its results of operations. No assurance can be given that the Company's sources of funds will be sufficient to satisfy its cash needs.


                              Operating Activities
                              --------------------

     As shown in the Consolidated Condensed Statements of Cash Flows, cash provided by operating activities was $5.1 million for the first six months of 1994 compared to cash used for operating activities of $40.5 million for the first six months of 1993. The $45.6 million improvement was due primarily to improved operating results for the first six months of 1994. Included in the operating cash flows is a $40.5 million payment of interest during the first six months of 1994 compared to $36.5 million for the first six months of 1993. The Company is unable to predict whether cash flows from operating activities will be sufficient to fund its operations (including scheduled interest and capital lease payments) over the next twelve months, but expects to be able to fund its operations for such period with cash from operations, secured equipment financing, capital leases and, if necessary, borrowings under the revolving credit facility.

     The Company had working capital deficits of $474.7 million and $659.7 million at June 30, 1994 and 1993, respectively. The improvement was due primarily to increased accounts and notes receivable coupled with a reduced current portion of long-term debt at June 30, 1994. The deficit in general is caused by the capital intensive nature of the railroad business, items accrued for in a special charge recorded in 1991 and the large number of one-year accruals funded out of future operations.

     The Company received cash proceeds from sales and retirements of real estate and other property totalling $25.8 million and $12.4 million for the first six months of 1994 and 1993, respectively.

     On July 25, 1994, two of the Company's freight trains collided on the Company's main line near Marathon, Texas, approximately halfway between El Paso and San Antonio, resulting in the death of four crewmembers. Based on preliminary assessments of equipment damage and other costs related to the accident, the Company estimates that the impact on operating expense in the third quarter of 1994 could be approximately $7 million to $8 million. There were no spills or leaks of hazardous materials.


                              Capital Expenditures
                              --------------------

     Capital expenditures for railroad operations (exclusive of capital leases) for the first six months of 1994 were $228.8 million compared to $108.1 million for the same period in 1993. The 1994 amount included approximately $118.9 million for property purchased from D&RGW and $28.5 million for rebuilt locomotives. The 1993 amount included $104.0 million for roadway and structures expenditures. The Company expects 1994 capital expenditures for railroad operations to be approximately $230 million (exclusive of capital leases and the D&RGW property purchase). The Company expects to fund 1994 capital expenditures with cash from operations, secured equipment financings and, if necessary, borrowings under the revolving credit facility.

     During the latter part of 1993 and in 1994, the Company began a plan of expansion and upgrading of its locomotive and freight car fleets principally through capitalized lease financing. The Company received 85 new locomotives through June 30, 1994 and has 65 new locomotives and 133 remanufactured locomotives on order to be delivered during the balance of 1994. The Company has acquired 70 new freight cars and 682 refurbished freight cars during the first six months of 1994 and plans to acquire an additional 600 new and approximately 1,170 refurbished freight cars during the balance of 1994. In total, the capitalized lease obligations for the locomotives and freight cars to be acquired by capital lease during 1994 are expected to be approximately $315 million. In addition, the Company has ordered 200 new locomotives and intends to order 920 coal cars for delivery in 1995 at an estimated total cost (including related equipment) of approximately $400 million. The Company will be required to arrange financing for such acquisitions.


                              Financing Activities
                              --------------------


     SPRC closed the offering and sale of 25,000,000 shares of common stock for $21.00 per share (before underwriting discounts, commissions and offering fees) on March 2, 1994.

     In connection with the foregoing transaction, the Company issued 150 shares of common stock for total consideration of $294.4 million from its parent. Proceeds from this transaction were used for repayment of the $175 million revolving credit facility (including interest thereon), to purchase $118.9 million of D&RGW property and for general corporate purposes.

                                     Other
                                     -----

     In November 1992, FAS No. 112 was issued. FAS No. 112 requires employers to recognize the obligation to provide benefits to former or inactive employees after employment but before retirement, if certain conditions are met.
Effective January 1, 1994, the Company adopted FAS No. 112 and recorded a $6.6 million pre-tax charge ($4.0 million after tax). The Company's policy continues to be to fund the cost of post-employment benefits as the benefits are payable.

     Effective January 1, 1993, the Company adopted FAS No. 106 "Employers' Accounting for Post-retirement Benefits Other Than Pensions" and recorded a $160.1 million pre-tax ($98.9 million after tax) charge.

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

                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM 1.  LEGAL PROCEEDINGS

      Kona Technology Corporation ("Kona"), a contract freight bill auditor that formerly represented Chevron Chemical Company ("Chevron"), filed a lawsuit against SPT and SSW on July 14, 1994 in the Harris County District Court in Houston, Texas. The suit seeks refunds from SPT and SSW pursuant to a "most favored nation" clause in a rate contract involving Chevron in effect from mid-1988 to mid-1994. Kona, which claims to have a financial interest in any refunds obtained, also filed suit in Chevron's name. However, the suit by Kona also requested a declaratory judgement against Chevron as a defendant. In addition, the suit alleges that SPT and SSW interfered with Chevron's contract with Kona and also seeks exemplary damages. The complaint has not been served on SPT and SSW. It is too early to assess all of the contract, tariff and other issues related to the lawsuit, although, based upon its initial evaluation, the Company believes that, if any refunds are due, they would not be significant. However, there can be no assurance as to the outcome of the litigation.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (A) During the quarter ended June 30, 1994, no reports on Form 8-K were filed by the Company.

                                   SIGNATURE
                                   ---------


  Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      SOUTHERN PACIFIC TRANSPORTATION COMPANY


Date:       August 1, 1994         By            /s/ B. C. Kane
       ----------------------      ----------------------------------------
                                                   Controller
                                          (Principal Accounting Officer)