Form 10-Q
period 1994-09-30
SOUTHERN PACIFIC TRANSPORTATION CO
filed 1994-11-14
CIK 92259

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                   Form 10-Q

[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15 (D) OF THE SECURITIES
                             EXCHANGE  ACT OF 1934

For the quarterly period ended September 30, 1994

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

         Delaware                                            94-6001323W
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
                                                                  Outstanding
             Class                                            at October 31,1994
- ----------------------------                                  ------------------

Common stock, without par value                                   1,350 shares

                        PART 1 - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
           --------------------

     SOUTHERN PACIFIC TRANSPORTATION COMPANY AND SUBSIDIARY COMPANIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                                (UNAUDITED)

                                                                  SEPTEMBER 30,    DECEMBER 31,
                                                                      1994             1993
                                                                  -------------    ------------
                                                                          (in millions)
                          ASSETS
                          ------

CURRENT ASSETS
   Cash and cash equivalents (including restricted cash of            $  5.4         $  31.9
       $5.4 in 1994 and 1993)...................................
   Accounts and notes receivable, net of allowance for                 159.3           112.0
       doubtful accounts........................................        75.2            24.1
   Notes receivable from Rio Grande Receivables, Inc............        49.9            46.5
   Materials and supplies, at cost..............................        62.7            41.4
   Other current assets.........................................    --------        --------
       Total current assets.....................................       352.5           255.9
                                                                    --------        --------

PROPERTY, AT COST
   Roadway and structures.......................................     5,722.6         5,496.9
   Railroad equipment...........................................     1,687.3         1,612.2
   Other property...............................................       181.6           174.3
                                                                    --------        --------
     Total property.............................................     7,591.5         7,283.4
                                                                     2,847.6         2,792.1
   Less accumulated depreciation................................    --------        --------
      Property, net.............................................     4,743.9         4,491.3
                                                                    --------        --------

OTHER ASSETS AND DEFERRED CHARGES
   Notes receivable from Rio Grande Receivables, Inc...........         27.8            27.8
   Other assets and deferred charges...........................        143.7           162.2
                                                                    --------        --------
     Total other assets........................................        171.5           190.0
                                                                    --------        --------
     Total assets..............................................     $5,267.9        $4,937.2
                                                                    ========        ========

                                                                     (Continued)

    See accompanying notes to consolidated condensed financial statements.

       SOUTHERN PACIFIC TRANSPORTATION COMPANY AND SUBSIDIARY COMPANIES

                                  (UNAUDITED)

                                                     SEPTEMBER 30,     DECEMBER 31,
                                                          1994             1993
                                                     -------------     ------------
                                                             (in millions)
LIABILITIES AND STOCKHOLDER'S EQUITY
- ------------------------------------

CURRENT LIABILITIES                                    $  116.9           $ 119.4
   Accounts and wages payable......................       125.5             121.5
   Accrued payables................................        54.8              62.2
   Current portion of long-term debt...............         1.9               1.8
   Redeemable preference shares of a subsidiary....       519.3             520.9
   Other current liabilities.......................    --------           -------
                                                          818.4             825.8
     Total current liabilities.....................    --------           -------

ADVANCES PAYABLE TO PARENT AND AFFILIATE...........        66.6                 -
                                                       --------           -------

LONG-TERM DEBT (Note 4)                                   896.1             916.3
                                                       --------           -------

DEFERRED INCOME TAXES..............................       857.6             837.7
                                                       --------

OTHER LIABILITIES..................................       628.1             642.3
                                                       --------           -------

REDEEMABLE PREFERENCE SHARES OF A
   SUBSIDIARY......................................        42.9              44.2
                                                       --------           -------
STOCKHOLDER'S EQUITY
   Common Stock....................................       424.9             424.9
   Additional paid-in capital (Note 4).............       909.9             615.5
   Retained income.................................     1,342.5           1,314.7
   Advances to parent..............................      (719.1)           (684.2)
                                                       --------          --------
     Total stockholder's equity....................     1,958.2           1,670.9
                                                       --------          --------
       Total liabilities and stockholder's equity..
                                                       $5,267.9          $4,937.2
                                                       ========          ========

     See accompanying notes to consolidated condensed financial statements.

            PACIFIC TRANSPORTATION COMPANY AND SUBSIDIARY COMPANIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                         THREE MONTHS            NINE MONTHS
                                                      ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                     ---------------------  ------------------------
                                                        1994       1993         1994        1993
                                                     ----------  ---------  -----------  -----------
                                                                     (in millions)
OPERATING REVENUES
   Railroad........................................     $684.2    $643.5      $2,003.3   $1,860.8

   Other...........................................       13.9      16.4          46.8       45.0
                                                        ------    ------       -------   --------
       Total.......................................      698.1     659.9       2,050.1    1,905.8
                                                        ------    ------       -------   --------

OPERATING EXPENSES
   Railroad........................................      633.0     688.3       1,880.0    1,903.0

   Other...........................................       13.6      15.7          45.2       42.9
                                                        ------    ------       -------   --------
       Total.......................................      646.6     704.0       1,925.2    1,945.9
                                                        ------    ------       -------   --------


OPERATING INCOME (LOSS)............................       51.5     (44.1)        124.9      (40.1)
                                                        ------    ------       -------   --------

OTHER INCOME
   Gains from sales of property....................        3.7       4.5          26.3       16.7
   Real estate rentals, net........................        6.5       3.1          18.1       13.9
   Interest income.................................        2.0       1.1           4.8        2.9
   Other income (expense), net.....................      (15.2)    (25.4)        (37.2)     (48.9)
                                                        ------    ------       -------   --------
       Total.......................................       (3.0)    (16.7)         12.0      (15.4)
                                                        ------    ------       -------   --------

INTEREST EXPENSE...................................       27.6      26.4          82.8       75.0
                                                        ------    ------       -------   --------

INCOME (LOSS) BEFORE INCOME TAXES..................       20.9     (87.2)         54.1     (130.5)
                                                        ------    ------       -------   --------

INCOME TAXES (BENEFIT)
   Current.........................................       (3.2)         -         (4.2)         -
   Deferred........................................       12.5     (14.6)         26.5      (31.5)
                                                        ------    ------       -------   --------
       Total.......................................        9.3     (14.6)         22.3      (31.5)
                                                        ------    ------       -------   --------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING............................       11.6     (72.6)         31.8      (99.0)

CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING FOR POST-EMPLOYMENT BENEFITS
   IN 1994 AND POST-RETIREMENT BENEFITS
   OTHER THAN PENSIONS IN 1993 (Net of income tax
   benefits of $2.6 and $61.2, respectively).......          -         -          (4.0)     (98.9)
                                                        ------    ------       -------   --------
NET INCOME (LOSS)..................................     $ 11.6    $(72.6)      $  27.8   $ (197.9)
                                                        ======    =======      =======   ========

     See accompanying notes to consolidated condensed financial statements.

        SOUTHERN PACIFIC TRANSPORTATION COMPANY AND SUBSIDIARY COMPANIES
           CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDER'S EQUITY

                      NINE MONTHS ENDED SEPTEMBER 30, 1994
                                  (Unaudited)



                                   COMMON STOCK         ADDITIONAL                    ADVANCES
                                  ---------------        PAID-IN      RETAINED          TO
                                  SHARES   AMOUNT        CAPITAL       INCOME          PARENT         TOTAL
                                 -------- --------      ---------     ---------       ---------       -----
                                                      (in millions, except shares)
BALANCES AT DECEMBER 31,  1993     1,200   $424.9        $615.5       $1,314.7        $(684.2)     $1,670.9

NET INCOME....................         -        -             -           27.8              -          27.8

COMMON STOCK ISSUED...........       150        -         294.4              -              -         294.4

ADVANCES TO PARENT............         -        -             -              -          (34.9)        (34.9)
                                   -----   ------        ------       --------        -------      --------
BALANCES AT SEPTEMBER 30, 1994     1,350   $424.9        $909,9       $1,342.5        $(719.1)     $1,958.2
                                   =====   ======        ======       ========        =======      ========

     See accompanying notes to consolidated condensed financial statements.

        SOUTHERN PACIFIC TRANSPORTATION COMPANY AND SUBSIDIARY COMPANIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                     NINE MONTHS
                                                                                  ENDED SEPTEMBER 30,
                                                                             -----------------------------
                                                                                1994               1993
                                                                             ----------         ----------
                                                                                     (in millions)
CASH FLOWS FROM OPERATING  ACTIVITIES
   Net income (loss).................................................     $     27.8              $(197.9)

   Adjustments to net income (loss)
       Cumulative effect of change in accounting for post-
          employment benefits in 1994 and post-retirement  benefits in
           1993......................................................            6.6                160.1
       Gains from sales of property..................................          (26.3)               (16.7)
       Depreciation and amortization.................................          176.4                170.5
       Deferred  income taxes........................................           23.9                (92.7)
       Other adjustments.............................................         (123.6)              (121.5)
                                                                             -------              -------
          Total adjustments..........................................           57.0                 99.7
                                                                             -------              -------
          Net cash provided by (used for) operating activities.......           84.8                (98.2)
                                                                             -------              -------

CASH FLOWS FROM INVESTING ACTIVITIES

   Property sold and retired.........................................           29.9                 18.5
   Capital expenditures..............................................         (162.0)              (239.4)
   Other investing activities........................................         (130.2)              (126.0)
                                                                             -------              -------
       Net cash used for investing activities........................         (262.3)              (346.9)
                                                                             -------              -------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from issuance of debt, net of costs......................           55.6                429.9
   Debt and revolver drawdown (repayment), net.......................         (229.5)              (418.7)
   Advances to parent................................................          (34.9)               (30.1)
   Advances from parent and affiliate................................           66.6                    -
   Common stock issued...............................................          294.4                445.5
   Redeemable preference shares repayment............................           (1.2)                (1.1)
                                                                             -------              -------
          Net cash provided by financing activities..................          151.0                425.5
                                                                             -------              -------

NET CHANGE  IN CASH AND CASH EQUIVALENTS                                       (26.5)               (19.6)

CASH AND CASH EQUIVALENTS-BEGINNING OF THE
   PERIOD............................................................           31.9                 45.4
                                                                             -------              -------
CASH AND CASH EQUIVALENTS-END OF THE PERIOD..........................       $    5.4             $   25.8
                                                                            ========             ========

    See accompanying notes to consolidated condensed financial statements.

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                           AND SUBSIDIARY COMPANIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1994
                                  (UNAUDITED)



(1)  OWNERSHIP AND PRINCIPLES OF CONSOLIDATION
     -----------------------------------------

     Southern Pacific Transportation Company ("SPT") is a wholly-owned subsidiary of Southern Pacific Rail Corporation ("SPRC"); therefore, per share data are not shown in the accompanying consolidated condensed financial statements. As used in this document, the Company refers to SPT together with its subsidiaries. The consolidated condensed financial statements are prepared on the historical cost basis of accounting and include the accounts of SPT and all significant subsidiary companies, including St. Louis Southwestern Railway Company ("SSW") and SPCSL Corp. ("SPCSL"), on a consolidated basis. SPRC also owns Rio Grande Holding, Inc. ("RGH") which owns The Denver and Rio Grande Western Railroad Company ("D&RGW"). SPRC management continues to review and consider the placement of various subsidiaries within the corporate structure of SPRC. SPRC intends to consolidate D&RGW and SPT as part of an overall plan to simplify SPRC's corporate structure. These consolidated condensed financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993 as amended. Effective January 1, 1994 the Company changed its methods of accounting for post-employment benefits pursuant to Financial Accounting Standards Board Statement No. 112. In the opinion of management, all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of interim period results have been included. However, these results are not necessarily indicative of results for a full year.


(2)  RECLASSIFICATIONS
     -----------------

     Certain of the prior period amounts have been reclassified to conform to the September 30, 1994 consolidated condensed financial statement presentation.


(3)  SUPPLEMENTAL CASH FLOW INFORMATION
     ----------------------------------

                                                                  NINE MONTHS
                                                               ENDED SEPTEMBER 30,
                                                          ---------------------------
                                                            1994               1993
                                                          --------           --------
                                                                   (IN MILLIONS)
      CASH PAYMENTS:
        Interest.................................         $61.1                $53.3
        Income taxes.............................             -                    -

      NON-CASH TRANSACTIONS:
        Capital lease obligations for railroad
         equipment...............................         146.2                    -


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


(5)  SUPPLEMENTAL CONDENSED COMBINING FINANCIAL INFORMATION
     ------------------------------------------------------

     SPT issued $290 million of Senior Secured Notes in 1993. SSW is the guarantor of those notes. The following presents supplemental condensed combining financial information (in millions):


     SUPPLEMENTAL CONDENSED COMBINING BALANCE SHEETS - SEPTEMBER 30, 1994

                                         SPT            SSW              NON-             ADJUSTMENTS           COMPANY
                                        ISSUER       GUARANTOR        GUARANTORS         ELIMINATIONS         CONSOLIDATED
                                       --------      ---------        -----------        -------------        ------------
Current assets                         $  262.8     $   69.1             $ 20.6          $      -                $  352.5
Advances to parent/Investment  in
 subsidiaries........................      53.0        434.9                  -             (487.9)                     -
Property, net........................   4,119.5        545.5               78.9                  -                4,743.9
Other assets and deferred charges....     133.0         33.3                5.2                  -                  171.5
                                       --------     --------             ------            -------               --------
   Total assets......................  $4,568.3     $1,082.8             $104.7            $(487.9)              $5,267.9
                                       ========     ========             ======            =======               ========

Current liabilities..................  $  596.5     $  205.4             $ 16.5            $     -               $  818.4
Long-term debt.......................     698.1        153.4               44.6                  -                  896.1
Deferred income taxes................     763.0         96.6               (2.0)                 -                  857.6
Other liabilities....................     552.5        243.7               30.0             (131.5)                 694.7
Redeemable preference shares.........         -         42.9                  -                  -                   42.9
Stockholder's equity.................   1,958.2        340.8               15.6             (356.4)               1,958.2
                                       --------     --------             ------            -------               --------
Total liabilities and stockholder's
 equity                                $4,568.3     $1,082.8             $104.7            $(487.9)              $5,267.9
                                       ========     ========             ======            =======               ========


(5)      SUPPLEMENTAL CONDENSED COMBINING FINANCIAL INFORMATION  (Continued)
         ------------------------------------------------------

      SUPPLEMENTAL CONDENSED COMBINING BALANCE SHEETS - DECEMBER 31, 1993

                                         SPT        SSW        NON-       ADJUSTMENTS     COMPANY
                                        ISSUER   GUARANTOR  GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                       --------  ---------  -----------  -------------  ------------
Current assets.................        $  190.2   $   34.7      $ 31.0   $        -         $  255.9
Advances to parent/Investment in
   subsidiaries................            36.8      445.3           -         (482.1)             -
Property, net..................         3,860.3      553.3        77.7              -        4,491.3
Other assets and deferred charges         142.5       42.4         5.1              -          190.0
                                       --------   --------      ------        -------       --------
   Total assets................        $4,229.8   $1,075.7      $113.8        $(482.1)      $4,937.2
                                       ========   ========      ======        =======       ========

Current liabilities............        $  588.6   $  201.3      $ 35.9        $     -       $  825.8
Long-term debt.................           705.8      171.6        38.9              -          916.3
Deferred income taxes..........           757.1       82.4        (1.8)             -          837.7
Other liabilities..............           507.4      240.3        26.1         (131.5)         642.3
Redeemable preference shares                  -       44.2           -              -           44.2
Stockholder's equity...........         1,670.9      335.9        14.7         (350.6)       1,670.9
                                       --------   --------      ------        -------       --------
   Total liabilities and
    stockholder's equity.......        $4,229.8   $1,075.7      $113.8        $(482.1)      $4,937.2
                                       ========   ========      ======        =======       ========

  SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF OPERATIONS - NINE MONTHS ENDED
                               SEPTEMBER 30, 1994

                                          SPT        SSW         NON-       ADJUSTMENTS      COMPANY
                                        ISSUER    GUARANTOR   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                       ---------  ----------  -----------  -------------  -------------
Operating revenues................     $1,578.2      $340.5       $131.4        $     -       $2,050.1
Operating expenses................      1,483.8       314.3        127.1              -        1,925.2
                                       --------      ------       ------        -------       --------
   Operating income...............         94.4        26.2          4.3              -          124.9

Other income (expense)............         27.7        15.4          0.2          (31.3)          12.0
Interest expense..................         90.4        18.9          4.8          (31.3)          82.8
                                       --------      ------       ------        -------       --------
   Income (loss) before income taxes
    and before change in accounting        31.7        22.7         (0.3)             -           54.1

Income taxes........................        4.5        17.1          0.7              -           22.3
                                       --------      ------       ------        -------       --------

Net income (loss) before change in
   accounting.......................       27.2         5.6         (1.0)             -           31.8

Cumulative effect on years' prior to
   1994 of change in accounting for
   post-employment benefits.........       (3.3)       (0.7)           -              -           (4.0)
                                       --------      ------       ------        -------       --------
Net income (loss).................     $   23.9      $  4.9       $ (1.0)       $     -       $   27.8
                                       ========      ======       ======        =======       ========


(5)      SUPPLEMENTAL CONDENSED COMBINING FINANCIAL INFORMATION  (Continued)
         ------------------------------------------------------

SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF OPERATIONS - THREE MONTHS ENDED
                              SEPTEMBER 30, 1994


                                   SPT       SSW         NON-       ADJUSTMENTS      COMPANY
                                 ISSUER   GUARANTOR   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                 -------  ----------  -----------  -------------  -------------
Operating revenues.............  $532.6      $117.8        $47.7        $     -          $698.1
Operating expenses.............   498.7       104.6         43.3              -          646.6
                                 ------      ------        -----        -------         ------
   Operating income............    33.9        13.2          4.4              -           51.5

Other income (expense).........     3.4         4.3         (0.1)         (10.6)          (3.0)
Interest expense...............    30.2         6.2          1.8          (10.6)          27.6
                                 ------      ------        -----        -------         ------
   Income before income taxes..     7.1        11.3          2.5              -           20.9

Income taxes (benefit).........    (4.7)       13.6          0.4              -            9.3
                                 ------      ------        -----        -------         ------
Net income (loss)..............  $ 11.8      $ (2.3)       $ 2.1        $     -         $ 11.6
                                 ======      ======        =====        =======         ======


 SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF OPERATIONS - NINE MONTHS ENDED
                               SEPTEMBER 30, 1993

                                             SPT        SSW         NON-       ADJUSTMENTS      COMPANY
                                           ISSUER    GUARANTOR   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                          ---------  ----------  -----------  -------------  -------------
Operating revenues                        $1,471.2      $320.6       $114.0         $    -       $1,905.8
Operating expenses                         1,501.6       322.5        121.8              -        1,945.9
                                          --------      ------       ------         ------       --------
   Operating income (loss)..............     (30.4)       (1.9)        (7.8)             -          (40.1)

Other income (expense)..................      (4.2)       (3.0)        (0.1)          (8.1)         (15.4)
Interest expense........................      60.5        19.7          2.9           (8.1)          75.0
                                          --------      ------       ------         ------       --------
   Loss before income taxes and
   before change in accounting..........     (95.1)      (24.6)       (10.8)             -         (130.5)


Income taxes (benefit)..................     (29.0)       (3.2)         0.7              -          (31.5)
                                          --------      ------       ------         ------       --------

Net loss before change in accounting....     (66.1)      (21.4)       (11.5)             -          (99.0)

Cumulative effect on years prior to
   1993 of change in accounting for
   post-retirement benefits other than
   pensions.............................     (84.9)       (6.0)        (8.0)             -          (98.9)
                                          --------      ------       ------         ------       --------

Net loss................................  $ (151.0)     $(27.4)      $(19.5)        $   -        $ (197.9)
                                          ========      ======       ======         ======       ========


     ------------------------------------------------------

 SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF OPERATIONS - THREE MONTHS ENDED
                               SEPTEMBER 30, 1993

                                             SPT          SSW          NON-         ADJUSTMENTS       COMPANY
                                            ISSUER     GUARANTOR    GUARANTORS     ELIMINATIONS     CONSOLIDATED
                                           --------    ---------    -----------    -------------    ------------
Operating revenues............              $514.8      $103.5        $41.6             $    -         $659.9
Operating expenses............               535.8       124.6         43.6                  -          704.0
                                            ------      ------        -----             ------         ------
  Operating loss..............               (21.0)      (21.1)        (2.0)                 -          (44.1)

Other income (expense)........               (13.2)       (0.6)        (0.1)              (2.8)         (16.7)
Interest expense..............                22.0         6.1          1.1               (2.8)          26.4
                                            ------      ------        -----             ------         ------
  Loss before income taxes....               (56.2)      (27.8)        (3.2)                 -          (87.2)

Income taxes (benefit)........               (11.3)       (3.4)         0.1                  -          (14.6)
                                            ------      ------        -----             ------         ------

Net loss......................              $(44.9)     $(24.4)       $(3.3)            $    -         $(72.6)
                                            ======      ======        =====             ======         ======

SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS - NINE MONTHS ENDED
                              SEPTEMBER 30, 1994

                                             SPT          SSW          NON-         ADJUSTMENTS       COMPANY
                                            ISSUER     GUARANTOR    GUARANTORS     ELIMINATIONS     CONSOLIDATED
                                           --------    ---------    -----------    -------------    ------------

Cash flows from operating activities        $ 69.4      $ 24.0        $(8.6)            $    -         $  84.8
Cash flows from investing activities        (241.0)      (17.8)        (3.5)                 -          (262.3)
Cash flows from financing activities         146.3        (7.6)        12.3                  -           151.0
                                            ------      ------        -----             ------         -------
Net change in cash and cash
 equivalents.........................        (25.3)       (1.4)         0.2                  -           (26.5)
Cash and Cash Equivalents -
 Beginning of Period.................         32.6         1.4         (2.1)                 -            31.9
                                            ------      ------       ------             ------         -------
Cash and Cash Equivalents -
 End of Period.......................       $  7.3      $    -        $(1.9)            $    -         $   5.4
                                            ======      ======       ======             ======         =======


SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS - NINE MONTHS ENDED
                              SEPTEMBER 30, 1993

                                             SPT          SSW          NON-         ADJUSTMENTS       COMPANY
                                            ISSUER     GUARANTOR    GUARANTORS     ELIMINATIONS     CONSOLIDATED
                                           --------    ---------    -----------    -------------    ------------

Cash flows from operating activities       $ (92.9)    $   1.9       $ (7.2)            $    -         $ (98.2)
Cash flows from investing activities        (312.8)      (22.6)       (11.5)                 -          (346.9)
Cash flows from financing activities         394.9        12.7         17.9                  -           425.5
                                           -------     -------       ------             ------         -------
Net change in cash and cash
 equivalents........................         (10.8)       (8.0)        (0.8)                 -           (19.6)
Cash and Cash Equivalents -
 Beginning of Period................          39.4         8.0         (2.0)                 -            45.4
                                           -------     -------       ------             ------         -------
Cash and Cash Equivalents - End of
 Period.............................       $  28.6     $     -       $ (2.8)            $    -         $  25.8
                                           =======     =======       ======             ======         =======

(6)  OTHER
     -----

     To ensure stability of its fuel costs, the Company has entered into fuel hedging agreements covering approximately 90 percent of its 1994 estimated fuel needs at an average purchase price of $.51 per gallon (excluding handling costs). These agreements limit potential gains and losses relating to changes in the market price of fuel. Additionally, approximately 75 percent of 1995 estimated fuel needs are hedged at an average purchase price of $.48 per gallon (excluding handling costs). The amounts the Company pays or receives related to each month's hedging agreements are recorded as an adjustment to fuel expense for that month.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ---------------------

      Three Months Ended September 30, 1994 Compared to Three Months Ended
      --------------------------------------------------------------------
September 30, 1993
- ------------------

             The Company had net income of $11.6 million for the third quarter of 1994 compared to a net loss of $72.6 million for the third quarter of 1993. The Company had operating income of $51.5 million for the 1994 period compared to an operating loss of $44.1 million for the 1993 period. For the third quarter of 1994, railroad operating revenues increased 6.3% over the same period in 1993, while railroad operating expenses decreased 8.0% compared to the 1993 period.

Operating Revenues. In the third quarter of 1994, railroad operating revenues
- ------------------
increased $40.7 million, or 6.3%, compared to the third quarter of 1993. Railroad freight operating revenues increased $39.2 million, or 6.3%, due primarily to increased carloads in most commodities with the largest increases occurring in intermodal, coal, automotive, metals and ores and construction material and minerals carloads. Carloads for food and agricultural products declined for the 1994 period compared to the 1993 period, and reported carloads for chemical and petroleum products also declined due to a change in classification. Other railroad revenues (primarily switching and demurrage) for the 1994 period increased $1.5 million compared to the 1993 period due primarily to the increased traffic volume. For the third quarter of 1994, carloads increased 10.5% and revenue ton-miles increased 10.5% compared to the third quarter of 1993. The average net freight revenue per ton-mile for the third quarter of 1994 declined by 3.8% compared to the third quarter of 1993 due principally to an increase in traffic volume for commodities that generate lower revenue per ton-mile (e.g., coal and intermodal traffic), as well as to increases in revenue deductions and allowances.

     The following table compares traffic volume (in carloads), gross freight revenue (before contract allowances and adjustments) and gross freight revenue per carload by commodity group for the three months ended September 30, 1994 and 1993.

                                                        CARLOAD AND GROSS FREIGHT REVENUE COMPARISON
                                                       THREE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

                                                                                                        GROSS FREIGHT
                                       CARLOADS                   GROSS FREIGHT REVENUE               REVENUE PER CARLOAD
                              --------------------------     -------------------------------     -------------------------------
                              1994     1993     % CHANGE     1994        1993       % CHANGE     1994       1993        % CHANGE
                              ----     ----     --------     ----        ----       --------     ----       ----        --------
                                   (in thousands)                     (dollars in millions,except revenue per carload)
Intermodal..............      191.4    159.9     19.7%       $221.7      $188.2       17.8%      $1,158     $1,177       (1.6)%
Chemical and petroleum
   products.............       81.2     85.2     (4.7)        147.7       145.2        1.7        1,819      1,704        6.7
Food and agricultural
   products.............       62.7     64.3     (2.5)         95.9        93.6        2.5        1,531      1,456        5.2
Forest products.........       56.8     55.0      3.3          98.7        91.4        8.0        1,737      1,663        4.5
Coal....................       44.8     30.5     46.8          30.8        24.9       23.8          688        816      (15.7)
Metals and ores.........       43.2     39.5      9.4          60.1        56.9        5.6        1,391      1,439       (3.3)
Construction materials
   and minerals.........       44.2     40.5      9.1          39.9        36.6        8.9          903        904       (0.1)
Automotive..............       15.9     13.7     15.5          31.6        26.8       18.1        1,991      1,947        2.2
                              -----    -----                 ------      ------
               Total          540.2    488.6     10.5%       $726.4      $663.6        9.5%      $1,345     $1,358       (1.0)%
                              =====    =====                 ======      ======

  - Intermodal carloads for the third quarter of 1994 increased over the same period in 1993 due to increased container-on-flatcar ("COFC") business with major steamship accounts, as well as the inclusion of additional revenue empty car movements in the carload figures for the 1994 quarter. The decline in revenue per carload was due primarily to the lower revenue per car associated with revenue empty movements.

  - Reported chemical and petroleum products carloads declined for the third quarter of 1994 due to a change in the classification of certain plastics traffic. Revenue increased due to traffic increases in environmental waste, organic chemicals and fertilizers. The revenue per carload increase for the 1994 period was primarily due to changes in the product mix.

  - Food and agricultural products carloads declined for the third quarter of 1994 compared to the third quarter of 1993 due primarily to the shutdown of a sugar beet processor in California and to reductions in grain traffic caused by a reduced crop harvest that resulted from the severe Midwest flooding during the third and fourth quarters of 1993. The revenue per carload increase for the 1994 period is due to increased length of haul and changes in commodity mix.

  - Carload volume in forest products increased in the third quarter of 1994 through growth in wood chip, particle board, lumber stock and scrap paper traffic. Revenue per carload increases were due primarily to price increases in lumber products where strong demand in the California, Arizona and transcontinental markets helped support price increases, as well as increased length of haul for particle board, woodchips and scrap paper.

  - Coal carloads and revenue increased for the 1994 period due to continued demand for the low sulfur high BTU content coal produced by Company-served mines. This demand was from both existing utility customers and new utility customers and was enhanced by the customers' ability to blend the lower sulfur coal with higher sulfur coal in order to satisfy requirements of the Clean Air Act. The reduction in revenue per carload was due primarily to changes in customer mix and routing differences associated with the volume increases.

  - Carloads and revenue for metals and ores increased in the third quarter of 1994 compared to the third quarter of 1993 due primarily to start up of a new contract for taconite unit trains and growth in structural steel and finished products traffic associated with general economic growth. Growth in ferrous metals carloads and revenue was generated by strong pipe markets.

  - Construction materials and minerals carloads and revenue increased for the 1994 period due to increased traffic in sand and gravel and miscellaneous building materials associated with increases in highway and building construction as well as increases in crude minerals traffic.

  - Automotive carloads and revenue grew for the 1994 period due to strong demand for trucks and automobiles associated with general economic growth.

Operating Expenses.  Railroad operating expenses for the third quarter of 1994
- ------------------
decreased $55.3 million, or 8.0%, compared to the third quarter of 1993. The decrease in operating expense for the third quarter of 1994 was due primarily to reduced labor and fringe benefit expenses, reduced locomotive material expenses, as well as to increased expenses during the 1993 period associated with the severe Midwest flooding. The following table sets forth a comparison of the Company's railroad operating expenses during the three months ended September 30, 1994 and 1993.

                     RAILROAD OPERATING EXPENSE COMPARISON
                THREE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

                                                      1994        1993     % CHANGE
                                                    -------      ------    --------
                                                         (dollars in millions)
Labor and fringe benefits.......................      $240.4     $264.2     (9.0)%
Fuel............................................        53.3       53.9     (1.1)
Materials and supplies..........................        25.4       45.6    (44.3)
Equipment rental................................        77.4       90.6    (14.6)
Depreciation and amortization...................        61.7       57.2      7.9
Other...........................................       174.8      176.8     (1.1)
                                                      ------     ------
 Total                                                $633.0     $688.3     (8.0)%
                                                      ======     ======

  - Labor and fringe benefit costs decreased $23.8 million, or 9.0%, for the third quarter of 1994 compared to the third quarter of 1993. The Company reduced employment by 1,347, or 7.6%, to a total of 16,375 as of September 30, 1994 compared to September 30, 1993. This employment decline included a reduction of over 560 in the Company's operating departments as well as a reduction of approximately 318 employees associated with the January 1, 1994 implementation of the outsourcing plan for management information services functions. Additional traffic volume during the third quarter of 1994 resulted in a 1.9% increase in train crew starts which reduced the impact of the employment decline. Expressed as a percentage of operating revenues, labor and fringe benefit expenses declined to 34.4% for the third quarter of 1994 compared to 40.0% for the third quarter of 1993.

  - Fuel expenses decreased $0.6 million, or 1.1%, for the third quarter of 1994 compared to the same period in 1993. The decrease was a result of a reduced cost per gallon (which includes handling costs) from $.56 per gallon during the third quarter of 1993 to $.54 per gallon during the third quarter of 1994, substantially offset by increased fuel consumption attributable to the 10.5% increase in carload volume during the third quarter of 1994. Payments of $2.4 million and $3.0 million related to fuel hedging contracts were included in expense in the third quarter of 1994 and 1993, respectively. The Company has entered into fuel hedging agreements covering 90% of its 1994 estimated fuel needs at an average purchase price of $.51 per gallon

      (excluding handling costs). Additionally, approximately 75% of 1995 estimated fuel needs are hedged at $.48 per gallon.

  - Materials and supplies expense decreased $20.2 million, or 44.3%, for the third quarter of 1994 compared to the third quarter of 1993 due primarily to reduced bridge and signal repair material expenses, a $4.0 million credit for maintenance of way capitalized costs classified in the other expense category during the 1993 period, as well as to reduced locomotive material expenses attributable to a reduced level of locomotive overhauls. During the third quarter of 1994, 14 locomotives were overhauled compared to 61 during the third quarter of 1993. In addition, the Company rebuilt and capitalized 52 locomotives during the 1994 period compared to 10 during the 1993 period.

  - Equipment rental expenses decreased $13.2 million, or 14.6%, for the third quarter of 1994 compared to the third quarter of 1993. The net decrease in expense for the third quarter of 1994 was due primarily to the increase in equipment cycle time and rental expense during the third quarter of 1993 attributable to the severe Midwest flooding during that quarter.

  - Depreciation and amortization expense increased $4.5 million, or 7.9%, for the third quarter of 1994 compared to the third quarter of 1993 due to an increase in the depreciable property base.

  - Other expenses decreased $2.0 million, or 1.1%, for the third quarter of 1994 compared to the third quarter of 1993. This category of expense includes purchased repairs and services, joint facility rent and maintenance costs, casualty costs and property and other taxes. Expenses in this category which increased significantly during the third quarter of 1994 were information system outsourcing costs, purchased locomotive repairs, excise taxes and the capitalized costs referred to above. Expenses for management information system outsourcing, implemented on January 1, 1994, were $8.1 million for the third quarter of 1994. Purchased locomotive repairs increased approximately $3.6 million over the prior period and excise taxes increased $2.6 million due to the enactment of an increase in the federal excise tax on fuel in October 1993. During the third quarter of 1993, additional joint facility and detour expenses were incurred attributable to the severe Midwest flooding during that quarter. This 1993 expense was partially offset by reduced joint facility rent expense associated with the negotiated settlement of a joint facility case earlier in 1993.

Other Income and Interest Expense.  Other income was an expense of $3.0 million
- ---------------------------------
for the third quarter of 1994 compared to an expense of $16.7 million for the same period in 1993. The decreased expense was due primarily to expenses in 1993 of $12.3 million for the write off of deferred loan costs attributable to the repayment of debt, partially offset by increased expenses associated with the sale of accounts receivable during the 1994 period. In addition, real estate rental income increased $3.4 million for the third quarter of 1994 compared to 1993 due primarily to the settlement of a rental agreement.
Interest expense was $27.6 million for the third quarter of 1994 compared to $26.4 million for the third quarter of 1993, an increase of $1.2 million due primarily to increased capitalized lease obligations outstanding during the 1994 period.

      Nine Months Ended September 30, 1994 Compared to Nine Months Ended
      ------------------------------------------------------------------
                              September 30, 1993
                              ------------------

     The Company had net income of $27.8 million for the first nine months of 1994 after deducting $4.0 million for the cumulative effect of a change in accounting for postemployment benefits under Statement of Financial Accounting Standards ("FAS") No. 112 adopted by the Company effective January 1, 1994, compared to a net loss of $197.9 million for the first nine months of 1993 after deducting $98.9 million for the cumulative effect of a change in accounting for postretirement benefits other than pensions under FAS No. 106 adopted by the Company effective January 1, 1993. The Company had operating income of $124.9 million for the 1994 period compared to an operating loss of $40.1 million for the 1993 period. Operating income for the first nine months of 1993 was adversely affected by severe weather and flooding in the Western states during the first quarter of 1993, and in the Midwestern states during the third quarter of 1993. In addition, the Company experienced a significant decline in automotive shipments and a shortage of power due to a temporary reduction in the number of locomotives leased by the Company, as well as a slower than anticipated recovery in certain segments of the economy during the first nine months of 1993. For the first nine months of 1994, railroad operating revenues increased 7.7% over the same period in 1993, while railroad operating expenses decreased 1.2% from the 1993 period.

Operating Revenues.  In the first nine months of 1994, railroad operating
- ------------------
revenues increased $142.5 million, or 7.7%, compared to the first nine months of 1993. Railroad freight operating revenues increased $132.3 million, or 7.4%, due primarily to increased carloads in most commodities, with the largest increases occurring in intermodal, coal, automotive and construction material and minerals carloads. Carloads for food and agricultural products declined for the 1994 period compared to 1993. Other railroad revenues (primarily switching and demurrage) for the 1994 period increased $10.2 million compared to the 1993 period due primarily to increased traffic volume. For the first nine months of 1994, carloads increased 12.7% and revenue ton-miles increased 11.2% compared to the first nine months of 1993. The average net freight revenue per ton-mile for the first nine months of 1994 declined by 3.5% compared to the first nine months of 1993 due principally to an increase in traffic volume for commodities that generate lower revenue per ton-mile (e.g., coal and intermodal traffic), as well as to increases in revenue deductions and allowances.

     The following table compares traffic volume (in carloads), gross freight revenue (before contract allowances and adjustments) and gross freight revenue per carload by commodity group for the nine months ended September 30, 1994 and 1993.

                                               CARLOAD AND GROSS FREIGHT REVENUE COMPARISON
                                               NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

                                                                                               Gross Frieght
                                          Carloads             Gross Freight Revenue        Revenue Per Carload
                                 -------------------------   --------------------------  --------------------------
                                 1994      1993   % Change    1994      1993    % Change   1994      1993   % Change
                                 ----      ----   --------    ----      ----    --------   ----      ----   --------
Intermodal.................      541.1     439.1    23.2%   $  617.8   $  519.1    19.0%   $1,142   $1,182    (3.4)%
Chemical and petroleum
   products................      254.7     253.4     0.5       444.9      426.0      4.4    1,747    1,681     3.9
Food and agricultural
   products................      179.4     187.7    (4.4)      279.4      273.1      2.3    1,558    1,455     7.1
Forest products............      169.8     164.4     3.3       294.3      273.2      7.7    1,733    1,662     4.3
Coal.......................      125.3      82.5    51.8        88.7       72.8     21.9      708      882   (19.7)
Metals and ores............      128.1     118.8     7.9       186.5      171.7      8.6    1,455    1,445     0.7
Construction materials and
   minerals................      127.5     108.9    17.1       115.5      101.2     14.1      905      929    (2.5)
Automotive.................       53.1      46.0    15.6       103.1       89.1     15.7    1,940    1,938     0.1
                               -------   -------            --------   --------
               Total.......    1,579.0   1,400.8    12.7%   $2,130.2   $1,926.2     10.6%  $1,349   $1,375    (1.9)%
                               =======   =======            ========   ========

  - Intermodal carloads for the first nine months of 1994 increased over the same period in 1993 due to increased container-on-flatcar ("COFC") business with major steamship accounts, as well as the inclusion of additional revenue empty car movements in the carload figures for the 1994 period. The decline in revenue per carload was due primarily to a reduction in length of haul for COFC traffic, as well as to the lower revenue per car associated with revenue empty movements.

  - Chemical and petroleum products revenue and carloads increased for the first nine months of 1994 due to increased shipments of environmental wastes, organic chemicals, chlorine and fertilizers substantially offset by the change in the classification of certain plastics traffic. The revenue per carload increase for the 1994 period was primarily due to changes in product mix.

  - Food and agricultural products carloads declined for the first nine months of 1994 compared to the first nine months of 1993 due primarily to the shutdown of a sugar beet processor in California and to reductions in grain traffic caused by a reduced crop harvest that resulted from the severe Midwest flooding during the third and fourth quarters of 1993. The revenue per carload increase for the 1994 period is due to increased length of haul and changes in commodity mix.

  - Carload volume in forest products increased in the first nine months of 1994 through growth in wood chip, particle board, lumber stock and scrap paper products traffic. Revenue per carload increases were due primarily to price increases in lumber products where strong demand in the California, Arizona and transcontinental markets helped support price increases as well as increased length of haul for particle board, woodchips and scrap paper.

  - Coal carloads and revenue increased for the 1994 period due to continued demand for the low sulfur high BTU content coal produced by Company-served mines. This demand was from both existing utility customers and new utility customers and was enhanced by the customers' ability to blend the lower sulfur coal with higher sulfur coal in order to satisfy requirements of the Clean Air Act. The reduction in revenue per carload was due primarily to changes in customer mix and routing differences associated with the volume increases.

  - Carloads and revenue for metals and ores increased in the first nine months of 1994 compared to the first nine months of 1993 due to growth in copper concentrate and finished products traffic that was depressed by flooding in Arizona during the first quarter of 1993. Growth in ferrous metals carloads and revenue was generated by strong pipe markets.

  - Construction materials and minerals carloads and revenue increased for the 1994 period due to increased traffic in sand and gravel, cement and miscellaneous building materials associated with increases in highway and building construction as well as increases in crude mineral traffic.

  - Automotive carloads and revenue grew for the 1994 period due to strong demand for trucks and automobiles associated with general economic growth.

Operating Expenses.  Railroad operating expenses for the first nine months of
- ------------------
1994 decreased $23.0 million, or 1.2%, compared to the first nine months of 1993. The decrease in operating expense for the first nine months of 1994 was due primarily to reduced labor and fringe benefit costs and reduced material expenses during the 1994 period as well as to expenses incurred in the 1993 period associated with the severe Midwest flooding. The 1993 period expenses also included reduced joint facility rent and property tax expenses. The following table sets forth a comparison of the Company's railroad operating expenses during the nine months ended September 30, 1994 and 1993.

                     RAILROAD OPERATING EXPENSE COMPARISON
                 NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

                                                             1994               1993              % CHANGE
                                                            ------             ------            ----------
                                                              (dollars in millions)
Labor and fringe benefits......................            $  722.4           $  769.6              (6.1)%
Fuel...........................................               154.3              157.4              (2.0)
Materials and supplies.........................                99.3              111.2             (10.7)
Equipment rental...............................               231.4              242.7              (4.7)
Depreciation and amortization..................               176.4              170.5               3.5
Other..........................................               496.2              451.6               9.9
                                                           --------           --------
   Total.......................................            $1,880.0           $1,903.0              (1.2)%
                                                           ========           ========


  - Labor and fringe benefit costs decreased $47.2 million, or 6.1%, for the first nine months of 1994 compared to the first nine months of 1993. The Company reduced employment by 1,347, or 7.6%, to a total of 16,375 as of September 30, 1994 compared to September 30, 1993. This employment decline included a reduction of over 560 in the Company's operating departments as well as a reduction of approximately 318 employees associated with the January 1, 1994 implementation of the outsourcing plan for management information services functions. In addition, fringe benefit expenses in the first nine months of 1994 were reduced compared to the first nine months of 1993 due to the elimination of an unemployment payroll tax in July 1993. Additional traffic volume during the first nine months of 1994 resulted in a 2.9% increase in train crew starts which reduced the impact of the employment decline. Expressed as a percentage of operating revenues, labor and fringe benefit expenses declined to 35.2% for the first nine months of 1994 compared to 40.4% for the first nine months of 1993.

  - Fuel expenses decreased $3.1 million, or 2.0%, for the first nine months of 1994 compared to the same period in 1993. The decrease is the result of a reduced cost per gallon (which includes handling costs) from $.59 per gallon during the first nine months of 1993 to $.52 per gallon during the 1994 period, partially offset by increased fuel consumption attributable to increased traffic volume as well as to increased payments charged to expense related to fuel hedging contracts of $9.5 million during the first nine months of 1994 compared to $5.2 million during the 1993 period. The Company has entered into fuel hedging agreements covering 90% of its 1994 estimated fuel needs at an average purchase price of $.51 per gallon (excluding handling costs). Additionally, approximately 75% of the 1995 estimated fuel needs are hedged at $.48 per gallon.

  - Materials and supplies expense decreased $11.9 million, or 10.7%, for the first nine months of 1994 compared to the first nine months of 1993. The decrease was due primarily to reduced maintenance of way materials and supplies expenses including a $12.0 million credit for capitalized material costs during the 1994 period. For the 1993 period, these capitalized costs were classified as a reduction in other expenses. This decrease was partially offset by increased freight car material expenses during the 1994 period. During the first nine months of 1994, 85 locomotives were overhauled compared to 159 locomotives for the 1993 period. In addition, the Company rebuilt and capitalized 119 locomotives during the 1994 period compared to 10 during the 1993 period. During the 1993 period there was a $5.0 million non-recurring inventory adjustment (primarily related to restoring inventory materials that had been previously released from inventory but had not been used).

  - Equipment rental costs decreased $11.3 million, or 4.7%, for the first nine months of 1994 compared to the first nine months of 1993. The net decrease in expense was due primarily to the increase in equipment cycle time and rental expense during the third quarter of 1993 attributable to the severe Midwest flooding during that quarter.

  - Depreciation and amortization expense increased $5.9 million, or 3.5%, for the first nine months of 1994 compared to the first nine months of 1993 due to an increase in the depreciable property base.

  - Other expenses increased $44.6 million, or 9.9%, for the first nine months of 1994 compared to the same period in 1993. This category of expense includes purchased repairs and services, joint facility rent and maintenance costs, casualty costs and property and other taxes. Expenses in this category which increased significantly over the prior period were information system outsourcing costs, property taxes, excise taxes and joint facility rent expense and the capitalized costs referred to above. Expenses for management information system outsourcing, implemented on January 1, 1994, were $26.3 million for the first nine months of 1994. Property taxes showed a $16.3 million increase over 1993 because the 1993 amount was reduced by the favorable settlement of disputed property taxes in California. Excise taxes increased $10.9 million over the prior period due to the enactment of an increase in the federal excise tax on fuel in October 1993. Joint facility rent expense increased $1.8 million over the prior period because the 1993 amount was reduced by the favorable settlement of joint facility agreements with another railroad. During the first nine months of 1993, additional joint facility maintenance and detour expenses were incurred attributable to the severe Midwest flooding during that quarter.

Other Income and Interest Expense.  Other income was $12.0 million for the first
- ---------------------------------
nine months of 1994 compared to an expense of $15.4 million for the same period in 1993. The increased income was due primarily to expenses in 1993 of $12.3 million for the write off of deferred loan costs attributable to the repayment of debt, as well as to increased gains on sales of property of $9.6 million and increased real estate rental income of $4.2 million due to the settlement of a rental agreement. Interest expense was $82.8 million for the first nine months of 1994 compared to $75.0 million for the first nine months of 1993, an increase of $7.8 million. The increased interest expense was attributable to the increase in capital lease obligations outstanding during the first nine months of 1994.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     The Company's business is capital intensive and requires on-going substantial expenditures for, among other things, improvements to roadway, structures and technology, acquisitions and repair of equipment, and maintenance of the rail system. During the first nine months of 1994, and for a number of years before that, the Company's railroad operations did not produce sufficient cash flows to meet its capital expenditure, debt service and other cash needs. As a result, the Company relied on proceeds from real estate and other asset sales, borrowings and other financings for these purposes.

     On March 2, 1994, SPRC closed an offering of 25,000,000 shares of common stock for net proceeds of $503.6 million. In connection with the foregoing transaction, the Company issued 150 shares of common stock for total consideration of $294.4 million from SPRC. Proceeds from this transaction were used for repayment of the $175 million revolving credit facility (including interest thereon) and to purchase $118.9 million of D&RGW property. This has significantly improved the Company's liquidity; however, the Company anticipates that, for the next few years, cash flows generated by rail operating results, although improved, will continue to be insufficient to meet all of its cash needs including acquisition of equipment and other necessary capital expenditures. In order to satisfy these cash flow requirements, as well as satisfy financial covenants in its credit facilities, the Company must not only continue to improve its operating results and continue to obtain equipment financing, but also sell transit corridors and other real estate assets with substantial values that are not necessary to its transportation operations.

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

     As a result of the variations in levels of asset sales, the Company's liquidity may vary substantially, thus requiring the Company to make substantial borrowings under its revolving credit facility. As of September 30, 1994, the Company had no outstanding borrowings under the revolving credit facility, with $200 million of available capacity.

     In addition, continued implementation of the Company's strategic plan requires the ongoing availability of additional sources of funding, including secured equipment and capital lease financing to upgrade the Company's locomotive and railcar fleet and borrowings under the revolving credit facility. Management believes, based upon current levels of operation and anticipated improvements in operating results, that cash flow from operations and transit corridor and traditional real estate sales, expected secured equipment and capital lease financings and other financing sources, will be adequate to make required payments of principal and interest on debt, to permit anticipated capital expenditures and to fund working capital requirements and other cash needs. In addition, the Company has borrowing capacity under its revolving credit facility. Nevertheless, the Company will remain leveraged to a significant extent and its debt service and capital lease obligations will continue to be substantial, particularly in light of the financing the Company has incurred or expects to incur to acquire the 350 new locomotives, 133 remanufactured locomotives and freight cars which it has ordered or intends to order for delivery in 1994 and 1995. Amounts that could become due to Union Pacific during the next year or two under the SSW trackage rights case (in which Union Pacific claimed approximately $62 million as of September 30, 1994) could add substantially to the Company's cash requirements for the near term. If the Company's sources of funds were to fail to satisfy the Company's requirements, the Company would need to refinance its existing debt or obtain additional financing. There is no assurance either of those alternatives would be available, and, in any case, any such refinancing or new financing (if available) would be expected to be more costly and burdensome than the debt agreements currently in place. The availability of any such new financing would likely depend in part upon whether the Company has been able to improve its results of operations. No assurance can be given that the Company's sources of funds will be sufficient to satisfy its cash needs.


                             Operating Activities
                             --------------------

     As shown in the Consolidated Condensed Statements of Cash Flows, cash provided by operating activities was $84.8 million for the first nine months of 1994 compared to cash used for operating activities of $98.2 million for the first nine months of 1993. The $183.0 million improvement was due primarily to improved operating results for the first nine months of 1994. Included in the operating cash flows is a $61.1 million payment of interest during the first nine months of 1994 compared to $53.3 million for the first nine months of 1993. The Company is unable to predict whether cash flows from operating activities will be sufficient to fund its operations (including scheduled interest and capital lease payments) over the next twelve months, but expects to be able to fund its operations for such period with cash from operations, cash on hand, secured equipment financing, capital leases and, if necessary, borrowings under the revolving credit facility.

     The Company had working capital deficits of $465.9 million and $701.6 million at September 30, 1994 and 1993, respectively. The improvement was due primarily to increased accounts and notes receivable coupled with a reduced current portion of long-term debt at September 30, 1994. The deficit in general is caused by the capital intensive nature of the railroad business, items accrued for in a special charge recorded in 1991 and the large number of one-year accruals funded out of future operations.

     The Company received cash proceeds from sales and retirements of real estate and other property totalling $29.9 million and $18.5 million for the first nine months of 1994 and 1993, respectively.

     On July 25, 1994, two of the Company's freight trains collided on the Company's main line near Marathon, Texas, approximately halfway between El Paso and San Antonio. The operating expense impact for equipment damage and other costs relating to the collision were between $11 million and $12 million. There were no spills or leaks of hazardous materials.

     During the first nine months of 1993, the Company incurred substantial costs and revenue shortfalls due to the severe flooding in the Midwest during that quarter.


                             Capital Expenditures
                             --------------------

     Capital expenditures for railroad operations (exclusive of capital leases) for the first nine months of 1994 were $162.0 million compared to $239.4 million for the same period in 1993. The 1994 amount included $115.4 million for roadway and structures and $34.4 million for rebuilt locomotives. The 1993 amount included $163.5 million for roadway and structures expenditures and $65.3 million for the buyback of equipment previously under operating leases. The Company expects 1994 capital expenditures for railroad operations to be approximately $230 million (exclusive of capital leases). The Company expects to fund 1994 capital expenditures with cash from operations, secured equipment financings and, if necessary, borrowings under the revolving credit facility.

     Included in other investing activities on the Consolidated Condensed Statements of Cash Flows were $118.9 million and $107.3 million for the purchase of property from D&RGW during the 1994 and 1993 periods, respectively.

     During the latter part of 1993 and in 1994, the Company expanded and upgraded its locomotive and freight car fleets principally through capitalized lease financing. The Company received 100 new locomotives and 70 remanufactured locomotives through September 30, 1994 and has 50 new locomotives and 63 remanufactured locomotives on order to be delivered during the balance of 1994. The Company has acquired 70 new freight cars and 1,266 refurbished freight cars during the first nine months of 1994 and plans to acquire an additional 600 new and approximately 586 refurbished freight cars during the balance of 1994. In total, the capitalized lease obligations for the locomotives and freight cars to be acquired by capital lease during 1994 are expected to be approximately $315 million. In addition, the Company has ordered 200 new locomotives and 920 coal cars for delivery in 1995 at an estimated total cost (including related equipment) of approximately $400 million. The Company will be required to arrange financing for such acquisitions.


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

     On November 8, 1994, the Company entered into a new revolving credit agreement with its banks providing a $300 million unsecured revolving credit facility replacing the existing $200 million facility.

     On September 29, 1994, the Company finalized the financing of the debt portion of the 1994 capitalized lease of 600 new freight cars, 133 remanufactured locomotives and 100 new locomotives by the public issuance of $186 million in Pass Through Certificates.


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

     To ensure stability of its fuel costs, the Company has entered into fuel hedging agreements covering approximately 90 percent of its 1994 estimated fuel needs at an average purchase price of $0.51 per gallon (excluding handling costs). Additionally, approximately 75 percent of 1995 estimated fuel needs are hedged at an average purchase price of $0.48 per gallon (excluding handling costs). However, in the event that fuel prices decline below the average purchase price under the hedging agreements, the Company will not receive any benefit from these fuel hedging agreements and may in fact pay more for fuel than it would have paid in the absence of such agreements.

     The Company continues to study and assess the impact of the proposed combination of Burlington Northern Railroad Company ("BN") and The Atchison, Topeka and Santa Fe Railway Company ("ATSF") announced on June 30, 1994. At the present time, based upon current circumstances, the Company expects to opppose the combination.

     More recently, Union Pacific Railroad Company ("UP") has made offers to acquire ATSF and has brought suit opposing the proposed BN/ATSF combination.
The Company is currently assessing the impact of a possible UP/ATSF combination.

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1.  LEGAL PROCEEDINGS

     The complaint filed against SPT and SSW by Kona Technology Corporation ("Kona") which was referenced in the Company's report on Form 10-Q for the period ended June 30, 1994 was served on SPT and SSW on August 1, 1994. It remains too early to assess all of the contract, tariff and other issues related to the lawsuit, although, based upon its initial evaluation, the Company believes that, if any refunds are due, they would not be significant. However, there can be no assurance as to the outcome of the litigation.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A) During the quarter ended September 30, 1994, no reports on Form 8-K were filed by the Company.

                                   SIGNATURE
                                   ---------


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         SOUTHERN PACIFIC TRANSPORTATION COMPANY


Date:   November 9, 1994                 By           /s/ B.C.Kane
     -----------------------                -----------------------------------
                                                       Controller
                                             (Principal Accounting  Officer)

                                 EXHIBIT INDEX

Exhibit
Number         Exhibit
- -------        -------
27             Financial Data Schedule

- ---------------------------------------------------------------------