Form 10-K405
SOUTHERN PACIFIC TRANSPORTATION CO
filed 1995-03-31
CIK 92259

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K
                     -------------------------------------
(MARK ONE)
 [ X ]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

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


         DELAWARE                                 94-6001323W
(STATE OR OTHER JURISDICTION                   (I.R.S. EMPLOYER
    OF INCORPORATION OR                       IDENTIFICATION NO.)
       ORGANIZATION)
  SOUTHERN PACIFIC BUILDING                         94105
     ONE MARKET PLAZA                             (ZIP CODE)
  SAN FRANCISCO, CALIFORNIA                     (415) 541-1000
    (ADDRESS OF PRINCIPAL                  (REGISTRANT'S TELEPHONE
      EXECUTIVE OFFICES)                 NUMBER, INCLUDING AREA CODE)


          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                   NAME OF EACH EXCHANGE
    TITLE OF EACH CLASS             ON WHICH REGISTERED
    -------------------            ---------------------
      SOUTHERN PACIFIC             NEW YORK STOCK EXCHANGE
   TRANSPORTATION COMPANY
FIRST AND REFUNDING MORTGAGE
 8.20% BONDS, SERIES B, DUE
     DECEMBER 1, 2001

          Securities registered pursuant to Section 12(g) of the Act:
                                     None
                               ----------------
                               (Title of Class)
     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN
SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.   YES  X   NO
                                                                ---     ---

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. X
          ---

     AS OF MARCH 15, 1995, NONE OF THE REGISTRANT'S COMMON STOCK WAS HELD BY NON-AFFILIATES.

     THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AS OF MARCH 15, 1995 WAS 1,350.

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS REPORT WITH THE REDUCED DISCLOSURE FORMAT.

     BECAUSE THE COMPANY IS FILING THIS ANNUAL REPORT UNDER THE REDUCED DISCLOSURE FORMAT PROVIDED BY GENERAL INSTRUCTION J(2) OF FORM 10-K, CERTAIN ITEMS HAVE BEEN OMITTED IN THEIR ENTIRETY, OR IN PART, AS FOLLOWS:

     OMITTED IN ENTIRETY:

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
       ITEM 6.  SELECTED FINANCIAL DATA.
       ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
       ITEM 11. EXECUTIVE COMPENSATION.
       ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT.
       ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    OMITTED IN PART:

       ITEM 1.  BUSINESS.
       ITEM 2.  PROPERTIES.
       ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                 TABLE OF CONTENTS
PART         ITEM                           DESCRIPTION                         PAGE
--------   ---------   ------------------------------------------------------   ----
I.         1. and 2.   BUSINESS AND PROPERTIES...............................      1
                       General...............................................      1
                       Capital and Debt Transactions.........................      1
                       Railroad Operations...................................      1
                       Service Territory.....................................      2
                       Traffic...............................................      3
                       Physical Plant and Equipment..........................      4
                       Transit Corridor and Real Estate Sales................      7
                       Employees and Labor...................................      7
                       Governmental Regulation...............................      9
                       Competition...........................................      9
                       Environmental Matters.................................     10
                  3.   LEGAL PROCEEDINGS.....................................     11
II.               5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                        STOCKHOLDER MATTERS..................................     13
                  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS..................     13
                  8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........     17
                  9.   CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON
                        ACCOUNTING AND FINANCIAL DISCLOSURE..................     17
IV.              14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                        ON FORM 8-K..........................................     18
                       EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL
                        STATEMENT SCHEDULE...................................     21

--------------------------------------------------------------------------------

  Southern Pacific Transportation Company ("SPT" or the "Company") is a wholly-owned subsidiary of Southern Pacific Rail Corporation ("SPRC"). Unless the content otherwise requires, references herein to the Company include SPT and it subsidiaries, including St. Louis Southwestern Railway Company ("SSW"), The Denver and Rio Grande Western Railroad Company ("D&RGW") and SPCSL CORP. ("SPCSL"), and references to SPRC include SPRC and its subsidiaries, including SPT and its subsidiaries and Rio Grande Holding ("RGH") and its subsidiaries. References herein to SPRC prior to August 18, 1993 include SPTC Holding, Inc. ("SPTCH"), a wholly-owned subsidiary of SPRC and the parent of SPT that was merged into SPRC on such date and reference herein to RGH prior to October 1, 1994 include D&RGW, which became a subsidiary of SPT on such date. All financial and statistical amounts, including the consolidated financial statements and related footnotes, have been restated for all periods presented to include the accounts and data of D&RGW.

--------------------------------------------------------------------------------

                                    PART I

ITEMS 1. AND 2.  BUSINESS AND PROPERTIES


GENERAL

     The Company, through the integrated network of its principal subsidiaries, transports freight over approximately 14,500 miles of first main track throughout the western United States. The Company operates in 15 states over five main routes. The Company serves most west coast ports and large population centers west of the Mississippi and connects with eastern railroads at Chicago, St. Louis, Kansas City, Memphis and New Orleans. The Company's rail lines reach the principal Gulf ports south from Chicago and east from the Los Angeles basin. It interchanges with Mexican railroads at six gateways into Mexico.

      The principal commodities hauled in the Company's carload operations are chemicals and petroleum products, food and agricultural products, forest products (including paper, paper products and lumber) and coal. Intermodal container and trailer operations continue to be the Company's largest single traffic category. In 1994, the largest five shippers accounted for less than 17 % of the Company's gross freight revenues, with no shipper providing more than 6 % of such revenue.

     The Company was acquired by SPRC in October 1988 from Santa Fe Pacific Corporation ("Santa Fe"). In 1989 and 1990, the Company acquired access to Chicago from St. Louis and Kansas City, respectively, and in 1994, the stock of D&RGW was contributed to the Company such that all rail operations of SPRC are included in the Company. All amounts have been restated to reflect the combined results of the companies for all periods presented. For the five years preceding its acquisition by SPRC, SPT had been held in trust pending the decision of the Interstate Commerce Commission (the "ICC") that denied Santa Fe's requested merger with SPT. During this period, SPT fell significantly behind other Class I railroads that were then consolidating, streamlining and strengthening their railroads.

     In addition to its rail business, the Company historically has received substantial cash flow from "traditional" real estate sales and leasing activities. More recently, transit corridor sales have become a dominant component of the Company's asset sales program, with the Company usually retaining operating rights over these corridors to continue freight rail service to its customers.


CAPITAL AND DEBT TRANSACTIONS

     In August 1993 and March 1994 SPRC closed the offering and sale of 30,783,750 shares and 25,000,000 shares of common stock, respectively. In connection with these offerings, the Company issued 200 shares of common stock in 1993 and 150 shares of common stock in 1994 for consideration of $445.5 million and $294.4 million from SPRC, respectively. Proceeds from these transactions were used to repay debt, purchase equipment operated pursuant to operating leases and for general corporate purposes.

     In 1993 and 1994, D&RGW paid dividends of $46.7 million and $53.8 million to RGH, respectively.


RAILROAD OPERATIONS

     The following table sets forth certain freight and operating statistics relating to the Company's rail operations as restated to included D&RGW for the periods indicated. The operating ratios show consolidated operating expenses expressed as a percentage of consolidated operating revenues. The indicated increases in revenue ton-miles and carloads reflect an improving economy and implementation of the Company's business strategy. The decrease in revenue per ton-mile evidences the intense competitive pressures under which the Company operates, particularly those affecting its intermodal activities. The increase in revenue ton-miles per gallon of fuel primarily reflects the results of the Company's on-going program to rehabilitate and upgrade the quality of its locomotive fleet. The increase in labor productivity, as measured by revenue ton-miles per employee, is primarily the result of Company programs to reduce the number of employees combined with increases in traffic volume.

                                                      YEAR ENDED DECEMBER 31,
                                                 ---------------------------------
                                                   1994         1993        1992
                                                 --------    --------    ---------
Revenue ton-miles (billions)...................   139.1        123.6        115.4
Revenue per ton-mile (dollars).................   $.021        $.022        $.023
Total carloads (thousands)(1)..................   2,274        2,078        1,995
Average length of haul (miles).................   1,026          990          996
Gallons of fuel (millions).....................   436.0        408.9        390.3
Average cost per gallon........................   $ .58        $ .62        $ .61
Revenue ton-miles per gallon...................     319          302          296
Total employees (year end).....................  18,010       18,982       22,793
Revenue ton-miles per employee (thousands).....   7,456(2)     5,845(2)     5,063
Operating ratio (%)............................   92.6%       100.7%       100.3%

______________________

(1) Includes intermodal carloads with an assumed two containers per carload. Intermodal carloads hold from two to ten containers.

(2)  Calculated based on average monthly employment for 1994 and 1993.


SERVICE TERRITORY

       The Company's routes and service territory are described below.

       Central Corridor Route. The Central Corridor Route links Northern California and the Pacific Northwest with Kansas, Missouri and Illinois, traversing the Rocky Mountain states via the D&RGW. The eastern end of this route reaches the rail gateway cities of Kansas City, St. Louis and Chicago. This route handles a diverse mix of traffic including eastbound forest products, perishables and processed foods, as well as significant volumes of finished automobiles and other manufactured goods. The bulk of the Company's low sulphur, high BTU coal traffic originates along this route in the mountainous territory of Colorado and Utah and moves east.

       Pacific Coast Route. The north-south route connects the forest product resource base of the Pacific Northwest with the major consuming markets in California and Arizona.

       Sunset Route. The Company's Sunset Route is a direct line from the Los Angeles Basin to Houston and other Gulf Coast ports, as well as the eastern rail gateways of Memphis and New Orleans. This route structure supports the Company's presence in carload origination of chemicals and plastics in the Gulf region.

       Golden State Route. This route connects Southern California and Arizona with the industrial midwest and the rail gateways of Kansas City, St. Louis and Chicago. A wide range of products is handled in the corridor including intermodal, metals and ores, agricultural products and miscellaneous manufactured products.

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

TRAFFIC

  Set out below is a comparison of the Company's carload volumes and gross freight revenues (before contract allowances and adjustments) by commodity groups in 1994. A more detailed discussion of the traffic generated by each group follows the table.

                                              YEAR ENDED DECEMBER 31, 1994
                                      ------------------------------------------
                                         CARLOADS            GROSS FREIGHT REVENUE
                                      ------------------     ---------------------
                                        NUMBER     % OF        DOLLARS      % OF
                                      (THOUSANDS)  TOTAL      (MILLIONS)    TOTAL
                                      ----------- -------    -----------   -------
Intermodal............................     728.1    32.0%       $  851.9     26.2%
Chemical and petroleum products.......     342.7    15.1           614.9     18.9
Coal..................................     303.2    13.3           299.3      9.2
Food and agricultural products........     247.0    10.9           414.7     12.8
Forest products.......................     226.2     9.9           432.0     13.3
Metals and ores.......................     181.5     8.0           275.3      8.5
Construction materials and minerals...     171.5     7.6           172.0      5.3
Automotive............................      73.4     3.2           188.7      5.8
                                         -------   -----        --------    -----
  Total                                  2,273.6   100.0%       $3,248.8    100.0%
                                         =======   =====        ========    =====

     Intermodal. The intermodal freight business consists of hauling freight containers or truck trailers by a combination of water, rail and motor carriers, with rail carriers serving as the link between motor carriers and between ports
and motor carriers.   The Company's marketing efforts are focused on direct
negotiations with major steamship lines for international container traffic and with marketing agents (primarily shipper agents and consolidators) and motor carriers for domestic container and trailer traffic.

     The Company's intermodal revenues are derived in large part from goods produced in the Pacific Rim and shipped by rail from west coast ports to east coast markets. This traffic is carried on the Company's lines from its terminals at Oakland or Los Angeles/Long Beach to Chicago, St. Louis, New Orleans or Houston, or through connecting carriers, beyond to the U. S. eastern seaboard. Most of this traffic uses the Company's Intermodal Container Transfer Facility ("ICTF") in Southern California. In some cases, motor carriers and railroads have begun to jointly market intermodal service. The Company provides stack-train and trailer-on-flatcar service among its 27 intermodal facilities across the system.

      Chemical and Petroleum Products. The Company transports a wide range of industrial, chemical and plastic products which constitute the primary commodity and product groups included in this traffic. Most of the traffic originates within Texas where the Company directly serves chemical and plastics plants.
The Company's routes enable it to transport these products from Texas directly to end-user markets on the west coast and through interchanges at major gateways to end-user markets on the east coast. Shipper demand is closely tied to fluctuations in end-user demand and also is sensitive to the availability of safe, predictable transportation service.

     Coal. The Company serves important sources of low-sulfur, high BTU coal in Colorado and Utah, which represents a growing share of the Company's commodity mix. The traffic is subject to intense competition from other coal sources, particularly the Powder River Basin in Wyoming and the Illinois Basin.


     Food and Agricultural Products.  Grain and grain products constitute the
primary commodity groups included in this traffic.   The Company is a major
transporter of grain products to Mexico. Shipper demand is affected by competition among sources of grain and grain products as well as price fluctuations in international markets for key commodities. Other food and consumer goods included in this traffic are shipments primarily from sources in California to consumer markets in the eastern part of the U. S.

     Forest Products.  This traffic includes lumber stock, plywood and various
paper products.   Most of the traffic originates in Oregon and Northern
California with destinations throughout the U.S. However, certain product sources in the Pacific Northwest have been adversely affected by environmental concerns. In response, the Company is pursuing alternate sources in Canada and the Southern U.S. to increase volumes. The transportation market for lumber is affected by housing starts and remodeling activity, while the transportation market for paper products is driven by end-user demand for packaging and newsprint.

     Metals and Ores. Metals and ores traffic includes both ferrous and non-ferrous metals and is concentrated on the steel mills of the west and shipments from copper mines and smelters in the southwest. These markets are sensitive to demand for construction and pipeline projects along with demand for industrial production and consumer goods with substantial metals components. The markets also are affected by commodity prices in international markets and subject to the substitution of imported metals.

     Other. The traffic generated by the business development groups discussed above amounted to approximately 88.9% of the Company's gross freight revenues for 1994. Other commodity and product groups included in the Company's traffic mix include automobiles, automotive parts, construction materials, non-metallic minerals and government traffic.

     Mexico. The Company's Mexico Group, headquartered in Houston, serves as a marketing and service link between the Company's business development groups and markets in Mexico. The Company maintains a working relationship with FNM. During 1994, approximately 176,000 carloads, or 7.7% of the Company's total carloads, were from traffic with Mexico. FNM and the Company are working on establishing through rates for carload shipments of selected commodities through all six of the gateways to Mexico served by the Company. The Company also provides intermodal container service linking the ICTF and Mexico City and has developed joint marketing arrangements with Mexican trucking companies establishing single through rates on a truck-rail-truck delivery system.


PHYSICAL PLANT AND EQUIPMENT

     Roadway, Yards and Structures. At December 31, 1994, the Company had approximately 22,500 miles of track in operation, consisting of approximately 14,500 miles of first main track and approximately 8,000 miles of additional main track, passing track, way switching track and yard switching track. Miles of first main track include operating rights on 2,578 miles of track owned by other railroads. The Company is analyzing certain branchlines for possible sale, lease or abandonment. During 1994, the Company sold over 345 miles of such lines in Oregon and California. The Company will continue in its efforts to dispose of the branchlines and will continue to identify additional properties, including other branch lines, rail yards and terminals, that can be made available for sale, lease or abandonment. To the extent proceeds from such dispositions are less than the Company's basis in those properties, a non-cash financial statement loss would be recognized.

     Principal railroad yard facilities owned by the Company are located at Eugene, Oregon; Sacramento, Roseville, Oakland, Los Angeles and West Colton, California; Houston, Texas; Pine Bluff, Arkansas; and Kansas City, Kansas; Denver, Pueblo and Grand Junction, Colorado; and Salt Lake City, Utah. As part of its effort to rationalize operations, the Company is identifying and assessing opportunities for consolidation of its railroad yard facilities.

     Equipment. In late 1993 and throughout 1994, as part of a program to upgrade its locomotive fleet, the Company acquired 150 new locomotives, 17 of which were delivered in the last quarter of 1993 with the balance delivered in 1994. Additionally, the Company has acquired 133 remanufactured locomotives of which 115 were delivered in 1994 and the balance in early 1995. These locomotives were financed by capital leases for which the capitalized lease obligation was approximately $221 million. In 1994, the Company acquired through capital lease financing approximately 1,400 freight cars (700 newly manufactured and 700 remanufactured) for which the total capitalized lease obligation was approximately $56 million. The Company has also received approximately 1,600 additional reconditioned freight cars in 1994 on which it expects to complete capital lease financing in 1995. In addition, the Company acquired 350 used freight cars in 1994 under operating leases.

     At December 31, 1994, the Company owned (including equipment under capitalized leases) or leased the equipment described in the table below. The table excludes equipment held under short-term leases. At December 31,

1994, there were 150 locomotives subject to short-term leases. At December 31, 1994, there were approximately 1,585 non-serviceable freight cars in storage, which included freight cars awaiting sale to a third party for rehabilitation and leaseback and freight cars scheduled for repair.



                                                     DECEMBER 31, 1994
                               -------------------------------------------------------------
                                      OWNED               LEASED                 TOTAL
                               ------------------   -------------------    -----------------
DESCRIPTION                               AVERAGE               AVERAGE              AVERAGE
-----------                     UNITS       AGE       UNITS       AGE       UNITS      AGE
                                -----     -------     -----     -------     -----    -------
                                          (YEARS)               (YEARS)             (YEARS)
LOCOMOTIVES:
   Road.....................    1,769       10.8        295       12.9      2,064      11.1
   Other....................      337       20.4         12       20.8        349      20.4
                               ------                 ------                ------
       Total................    2,106                    307                2,413
                               ======                 ======               ======

FREIGHT:
   Box......................   15,441       19.0       2,454      10.6     17,895      16.3
   Tank.....................       72       25.3          18       3.1         90      20.9
   Gondola..................    2,773       20.4       2,658       5.8      5,431      13.3
   Hopper...................    8,924       19.6       5,431      10.5     14,355      16.0
   Flat.....................    5,134       21.7       1,724       7.8      6,858      18.2
              Total.........   ------                 ------               ------

                               32,344                 12,285               44,629
                               ======                 ======               ======
COMPANY SERVICE UNITS AND
 CABOOSES...................    1,338                     41                1,379
HIGHWAY TRAILERS AND
 TRACTORS...................        -                  4,576                4,576

     At December 31, 1993, the Company owned and leased 1,878 and 357 locomotives, respectively and 31,481 and 10,329 freight cars, respectively.

     The components of the Company's equipment lease and rental expense are shown below (in million of dollars):

                                                     YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                      1994     1993     1992
                                                    -------  -------  --------
Operating  leased equipment....................       $ 89.9   $109.1   $ 85.4
Net car hire expense from other railroads......         57.1     54.8     42.4
Private cars, intermodal and other equipment...        183.7    177.1    172.7
                                                      ------   ------   ------
  Total........................................       $330.7   $341.0   $300.5
                                                      ======   ======   ======

       Capital Expenditures and Maintenance. Improvement and on-going maintenance of roadway, structures and equipment are essential components of the Company's efforts to improve service and reduce operating costs. The Company has made the following railroad capital expenditures in order to maintain and improve train service (in millions of dollars):

                              CAPITAL EXPENDITURES

                              YEAR ENDED DECEMBER 31,
                            ---------------------------
                             1994   1993(1)     1992
                            ------ --------- ----------
Roadway and structures...   $188.1   $209.5     $263.4
Railroad equipment:
   Locomotives...........     69.9     21.1       70.4
   Freight cars..........      6.4      6.5        0.2
Other....................      5.2      7.3        4.9
                            ------   ------     ------
     Total...............   $269.6   $244.4     $338.9
                            ======   ======     ======
Capitalized Leases.......   $265.2   $ 57.0          -
                            ======   ======     ======

----------

(1) Excludes equipment previously under operating leases purchased with $65.3 million of the proceeds of capital and debt transactions ($30.1 million for locomotives and $35.2 million for freight cars).

     The Company's capital expenditures for railroad operations for 1995 are expected to be approximately $317 million (exclusive of capital leases) including $271 million for roadway and structures and $46 million for railroad equipment and other items.

     The Company has ordered an additional 206 AC powered locomotives to be financed by capitalized lease financing that are scheduled to be delivered during the second and third quarters of 1995. In addition, the Company has ordered 920 new hopper cars and expects to receive approximately 1,500 reconditioned freight cars in 1995. The Company expects to finance these acquisitions through capitalized lease financing. The total expected capitalized lease obligation to be incurred during 1995, including the 1,600 reconditioned freight cars received in 1994 for which financing is scheduled to be arranged in 1995, is approximately $400 million.

     The following table shows the Company's expenses for on-going maintenance and repairs of roadway and structure and railroad equipment (including administrative and inspection costs) for the periods indicated (in millions of dollars):


                           MAINTENANCE EXPENDITURES

                             YEAR ENDED DECEMBER 31,
                            -------------------------
                             1994     1993     1992
                            ------   ------   -------
Roadway and structures...   $202.8   $247.1   $282.4
Railroad equipment:
 Locomotives.............    236.0    240.9    228.5
 Freight cars............    133.7    127.4    149.3
Other....................     (0.6)     3.6      7.6
                            ------   ------   ------
  Total..................   $571.9   $619.0   $667.8
                            ======   ======   ======

TRANSIT CORRIDOR AND REAL ESTATE SALES

     The disposition of urban and intercity transit corridors and surplus real estate, mostly in metropolitan areas along the Company's rights of way, is a major component of the Company's business strategy and is conducted as part of the Company's ordinary course of business. The Company markets properties that are classified generally into two distinct types: transit corridors and consolidated freight corridors, which are typically sold to public agencies, and traditional real estate, which is typically sold to different groups of potential buyers. From January 1, 1989 through December 31, 1994, the Company received over $1.7 billion in proceeds from its real estate asset disposition program. During that time, such sales were necessary for the Company to meet its capital expenditure, debt service and other cash needs. Of the $1.7 billion in proceeds, a total of $362 million was received during 1993 and 1994, with $235
million coming from the Alameda Corridor sale in December 1994.   The Company
has identified certain operating properties that it might sell in the future if it can do so without impacting its railroad operations. Management has not made a firm decision to remove any of these properties from its operating system. In order to enhance the value of certain properties and facilitate their disposition, the Company has participated in the past and may in the future participate with others in the development of such properties by contributing the property and funding to joint ventures or other entities, participating in sale and leaseback arrangements and engaging in other transactions that do not involve immediate cash proceeds. In addition, in order to facilitate sales or otherwise enhance values of transit corridors and other facilities, the Company may form joint ventures with private partners or public entities or engage in other innovative transactions.

     Transit Corridors. The Company's sales efforts have focused particularly on, and most of the proceeds since January 1, 1989 resulted from, the sale of transit corridor properties that consist of the Company's rights of way and related tracks and rail stations that provide a natural corridor over which a metropolitan, regional or other geographic area can establish and operate public transportation systems or consolidated freight corridors (for use by more than one railroad). The Company usually retains freight operating rights over these corridors to continue rail service to its customers. During 1994, the Ports of Los Angeles and Long Beach purchased SPT's Alameda Corridor for $235 million. Earlier sales include the Los Angeles County Transportation Commission's purchase of over $400 million of SPT's property and the Peninsula Corridor Joint Powers Board's purchase of SPT's Peninsula Corridor for approximately $220 million, with an additional $110 million of property covered by purchase options, approximately $79 million of which have not lapsed, been exercised or extinguished.

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

     Lease Activities. The Company actively administers approximately 21,000 leases that represent most of the Company's annual rental income. Generally, the Company does not target its leased properties for sale unless the annual rental does not reflect an appropriate return on the property. Under its leases, the Company receives annual gross rental income of nearly $45 million, which includes income from uses of its rights of way for such purposes as signboards, longitudinal fiber optics and pipelines.

EMPLOYEES AND LABOR

     Labor and related expenses accounted for approximately 38% of the Company's railroad operating expenses in 1994. At December 31, 1994, the Company employed 18,010 persons, which represents a reduction of approximately 972 from January 1, 1994. The December 31, 1994 employment figure includes 17,785 employed in the Company's rail operations. These reductions resulted from attrition and voluntary separations, severance, early retirement programs and furloughs.

     At December 31, 1994, approximately 88% of the Company's railroad employees were covered by collective bargaining agreements with railway labor organizations that are organized along craft lines, where employees are grouped together by job and historical practice. Historically, many collective bargaining agreements in the railroad industry have been negotiated on a nationwide basis with the railroads being represented by the National Railway Labor Conference. In November 1993, the Company withdrew its participation with the National Railway Labor Conference with respect to the current bargaining round indicating it would negotiate wage and work rule agreements separately from any nationwide negotiations conducted by other Class I railroads.

     Labor relations in the railroad industry are subject to extensive governmental regulation under the Railway Labor Act ("RLA"). The most recent national collective bargaining agreements with the major railway labor organizations and the railroads, including the Company, expired in 1988, and negotiations failed to resolve the wage and work rule issues. After various presidential and legislative actions in 1991, because of its constrained financial condition, the Company was authorized to negotiate separately with certain of its employee unions, rather than on a nationwide basis with the railroads being represented by a bargaining committee, as is typically the case. These negotiations resulted in wage rates that are lower than the national rates for most of the Company's union employees and relieved the Company of the requirement to make certain lump sum payments to employees. These concessions were applied to the Company's railroad subsidiaries (other than D&RGW) and represent a substantial savings to the Company in terms of the labor costs it would have otherwise incurred. The agreements cover over 15,400 union employees of the Company.

     In November 1993, the company entered into a labor agreement with the United Transportation Union ("UTU"), which represents approximately 2,300 trainmen and switchmen on the Company's Western Lines. The agreement, which resolved the issues from 1988 and continues through 1997, provided for a reduction of 210 surplus employees, the elimination of a reserve board (employees who are paid a percentage of salary but stay home awaiting recall), and a wage freeze through the end of 1997. As a result, the Company became the only Class I railroad without reserve boards for any of its lines.

     All of the Company's labor agreements became subject to modification
(except the Western Lines UTU Agreement) in January 1995.   Wages for
approximately half of the Company's employees covered by these agreements are required to return to wage levels prevailing under nationwide railway collective bargaining agreements in 1995. Wages for the other employees covered by the agreements (including the Western Lines UTU) do not require restoration to national wage levels and are subject to resolution in the next round of negotiations which began in late 1994. In addition, all of the Company's labor agreements (except for the agreement related to UTU employees on the Company's Western Lines) provide for cost-of-living increases on a semi-annual basis beginning July 1, 1995. The additional cost to the Company of these automatic increases could be substantial.

     As a result of local negotiations in the current bargaining round, the Company has entered into six agreements which run through 1997 (includes the Western Lines UTU Agreement). Those agreements, which cover in excess of 3,800 employees, have been ratified by the union membership and cover all trainmen and switchmen on the St. Louis Southwestern Railway Company, the signalmen systemwide, yardmasters systemwide, switchmen on the Company's Eastern Lines, and the Company's intermodal facilities at Long Beach and Oakland. Those agreements do not provide for general wage increases; however, they do provide for a 3% lump sum payment based on the performance of the Company as measured by its operating ratio. These agreements also provide for cost of living increases on July 1, 1995 and on July 1, 1996 but none thereafter. As of February 22, 1995, the Company is in negotiations with its clerical employees, locomotive engineers, shop craft employees and train dispatchers representing approximately 9,500 employees.


     Under the RLA, labor agreements are renegotiated when they become open for modification, but their terms remain in effect until new agreements are reached. Typically, neither management nor labor is permitted to take economic action until extended procedures are exhausted.

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


GOVERNMENTAL REGULATION

     The Company is subject to environmental, safety, health and other regulations generally applicable to all businesses. In addition, the Company, like other rail common carriers, is subject to regulation by the ICC, the Federal Railroad Administration, state departments of transportation and some state regulatory agencies.

     Government regulation of the railroad industry is a significant determinant of the competitiveness and profitability of railroads. Deregulation of certain rates and services pursuant to the Staggers Act has substantially increased the flexibility of railroads to respond to market forces, while the deregulated environment has resulted in highly competitive and steadily decreasing rates.

     The ICC has jurisdiction, which is limited in certain circumstances, over, among other things, rates charged by rail carriers for certain traffic movements, service levels, car rental payments, the issuance or guarantee of
railroad securities,   the terms under which one railroad may gain access to
another railroad's traffic or facilities, extension or abandonment of rail lines, consolidation, merger or acquisition of control of rail common carriers and labor protection for certain transactions. Currently, the United States Congress has under consideration proposals to reduce the scope of regulation over railroads, eliminate the ICC and transfer remaining regulatory functions to
another federal agency.    It is unclear whether, or to what extent, any such
proposals will be enacted and whether any changes in current regulation of the industry would materially affect the Company.

     The Federal Railroad Administration has jurisdiction over railroad safety and equipment standards. State departments of transportation and regulatory agencies also have jurisdiction over certain local safety and operating matters; and these state and local agencies have become more aggressive in their exercise of jurisdiction.


COMPETITION

     The Company's business faces intense competition from railroads and motor carriers. Competition with other railroads and modes of transportation is generally based on the rates charged, as well as the quality and reliability of the service provided. The Company's intermodal traffic and certain other traffic confront highly price sensitive competition, particularly from motor carriers. Some competitors have substantially greater financial and other resources than the resources of the Company. This factor and other competitive pressures have led to a downward pressure on rates. If this were to result in declining margins, it could have an adverse effect on the Company's operating results.

     The consolidation in recent years of major western rail systems has resulted in particularly strong competition in the service territory of the Company. Further consolidation of the Company's rail competitors could adversely affect the Company's competitive position and operating results. Such further consolidations include the acquisition by Union Pacific Railroad Company ("Union Pacific") of control of the Chicago and Northwestern Holdings Corp. ("CNW"), which was approved by the ICC in an order served March 7, 1995, and the proposed merger of Burlington Northern Railroad Company ("BN") and the Atchison Topeka and Santa Fe Railway Company ("ATSF"), which has been approved by their respective shareholders and for which BN and Santa Fe filed an application for approval with the ICC in November 1994. In their application to the ICC, BN and ATSF asserted that the Company's gross revenues from rail operations would be reduced by approximately $60.8 million as a result of diversions of traffic if the proposed merger is completed. The Company currently is conducting its own studies and is obtaining assessments of potential diversions from independent experts in preparation for its filings with the ICC relating to the proposed BN/ATSF merger. Preliminary analysis suggests, however, that diversions resulting from the merger could substantially exceed the amounts asserted by BN and ATSF if appropriate conditions are not obtained or imposed in the merger proceedings. Because competition otherwise will be reduced by the proposed merger, the Company will be requesting conditions (such as operating and haulage rights and access to certain shipping points) that would preserve competition and substantially prevent a loss of revenue. The Company is seeking and expects to obtain significant shipper support for conditions it will be requesting. There is no assurance, however, that the conditions requested by the Company will be obtained or imposed.

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

ENVIRONMENTAL  MATTERS

     The Company's operations are subject to extensive federal, state and local regulation under environmental laws and regulations concerning, among other things, emissions to the air, discharges to waters and the generation, handling, storage, transportation, treatment and disposal of waste or other materials. Inherent in the railroad operation of the Company is the risk of environmental liabilities as a result of both current and past operations. The Company regularly transports chemicals and other hazardous materials for shippers, as well as using hazardous materials in its own operations. Environmental liability can extend to previously owned properties, leased properties and properties owned by third parties, as well as properties currently owned and used by the Company. Environmental liabilities can be asserted by adjacent landowners or other third parties in toxic tort litigation. Also, the Company has indemnified certain property purchasers as to environmental contingencies.

     In addition to costs incurred on an on-going basis associated with regulatory compliance in its business, the Company may have environmental liability in three general situations. First, under the Federal Comprehensive Environment Response, Compensation and Liability Act of 1980 as amended ("CERCLA"), it might have liability for having disposed of wastes at waste disposal sites that are believed to pose threats to the public health or the environment, without regard to fault or the legality of waste generation or of the original disposal. Second, under CERCLA and applicable state statutes, the current owner or operator of any real property, not just waste disposal sites, may incur liability for hazardous substances located on the property or that have migrated to adjoining properties even though such wastes were deposited by a prior owner, operator or tenant. A former owner or operator of real property may incur liability for hazardous substances located on the property even though such wastes were deposited by another owner, operator or tenant; and a former owner or operator of real property may incur liability after the sale of the property for hazardous waste disposed on the property during the time that it owned, operated or leased the property. The third general area is that associated with the accidental release of hazardous materials or substances during a transportation incident, such as a derailment. Federal, state and local laws and regulations may impose (again, without regard to fault), requirements for clean-up of contaminated soils and surface or groundwater resulting from a derailment; and there may also be long-term monitoring requirements to evaluate the impacts on the environment and natural resources. In addition, adjacent land owners or other third parties sometimes initiate toxic tort litigation against the type of sites described above.

     State and local agencies, particularly in California where the Company has extensive operations, have become increasingly active in the environmental area. The increased regulation by multiple agencies can be expected to increase the Company's future environmental costs.

     The Company has made and will continue to make substantial expenditures relating to the assessment and remediation of environmental conditions on its properties, including properties held for sale. During 1994 and 1993 the Company spent approximately $20.8 million and $17.0 million, respectively, relating to the assessment and remediation of environmental conditions of operating properties and non-operating properties not held for sale, excluding the effects of the 1991 derailment at Dunsmuir, California. In 1994 and 1993, the Company also incurred approximately $13.2 million and $12.4 million, respectively, for environmental matters relating to properties held for sale. Costs associated with environmental remediation of properties held for sale may be deferred to the extent such costs, together with estimated future costs and the existing cost basis of the property do not exceed, in the aggregate, the amount expected to be realized upon sale.

     The Company owns or previously owned two properties and has a partial interest in four properties that are on the national priorities list ("NPL") under CERCLA, the federal "superfund" statute. The Company has been informed that it is or may be a PRP, together with multiple other PRPs, with respect to the remediation of eight other properties on such list. Certain other Company properties are included on lists of sites maintained under similar state laws. Inclusion of a site on such lists would allow federal or state "superfund" monies to be spent on clean-up at the sites if PRPs do not perform the cleanup. The law governing "superfund" sites provides that PRPs may be jointly and severally liable for the total costs of remediation. In some instances, liability may be allocated through litigation or negotiation among the PRPs based on equitable factors, including volume contribution. Of its properties, including the NPL and PRP properties described above, the Company has only three sites that individually involved future cost estimates for environmental matters as of December 31, 1994 in excess of $5 million.

     The Company's total costs for its environmental matters cannot be predicted with certainty; however, the Company has accrued reserves for environmental matters with respect to operating and non-operating properties not held for sale, as well as certain properties previously sold, based on the costs estimated to be incurred when such estimated amounts (or at least a minimum amount) can be reasonably determined based on information available. At December 31, 1994 and 1993, the Company had accrued reserves for environmental contingencies of $65.0 million and $61.7 million, respectively. Based on the Company's reserves, management does not believe that disposition of environmental matters known to the Company will have a material adverse effect on the Company's financial condition. However, there can be no assurance that material liabilities or costs related to environmental matters will not be incurred in the future.

ITEM 3.  LEGAL PROCEEDINGS

     Union Pacific-Missouri Pacific Trackage Rights Compensation. As a condition to its approval of the consolidation of Union Pacific, Missouri Pacific Railroad Company ("MP") and Western Pacific Railroad Company in 1982, the ICC awarded SSW trackage rights to operate over the MP lines between Kansas City and St. Louis. The ICC's initial decision did not fix the compensation SSW would pay for the trackage rights, which commenced in January 1983. After a series of hearings, the ICC set forth new principles to govern the computation of charges. Union Pacific has asserted a claim for additional amounts due against the Company of approximately $63 million (including interest) as of December 31, 1994, and filed a collection action in Federal District Court. In early 1995, the court issued an order finding that the Company owes Union Pacific the amount of $60.99 million as of January 31, 1995 plus additional accrued amounts occurring since that date, but allowing the Company to pursue a counterclaim for losses due to alleged discrimination against the Company's trains using the joint facility. The Company and Union Pacific have agreed in principle concerning settlement of the litigation. Whether or not final agreement to settle on the proposed terms is reached, the Company's payment to Union Pacific will be substantial. Management has made adequate provision for this matter in current liabilities in its financial statements.

     1991 Dunsmuir Derailment. In July 1991, a derailment near Dunsmuir, California resulted in the escape from a tank car of metam sodium (a soil fumigant) into the Sacramento River. The derailment allegedly resulted in environmental damage, particularly the loss of fish, plants and other organisms in approximately 38 miles of the Sacramento River.

     Approximately 46 lawsuits were filed against SPT by private plaintiffs alleging costs and damages for personal injuries, property damage, business losses and other losses. Most of these were consolidated, and classes consisting of approximately 3,350 claimants were certified. In June 1993, SPT and the class action plaintiffs agreed to settle and that settlement was given final approval by the court in January 1995. Through the settlement, the class action plaintiffs will receive a total of $14 million from SPT and the other defendants. Thirteen class action plaintiffs filed appeals from the preliminary approval of the settlement. Those appeals have not been dismissed. The only remaining civil cases on the derailment involve four personal injury-only claims and one business loss-only claim brought by plaintiffs who opted out of the class action.

     In addition, the State of California and the United States each filed suits against SPT and others in the United States District Court in Sacramento, California. These cases sought natural resource damages, costs, injunctive relief and civil penalties. Litigation instituted earlier by Southern Pacific in the U. S. District Court for Los Angeles was transferred to the Sacramento federal court. Several angling advocacy groups and an environmental group intervened in the Sacramento federal action. All of the parties except the intervenors reached a settlement which is incorporated in two consent decrees lodged with the court in March 1994. The consent decree involving SPT provides that the Company will pay $30 million and the other defendants collectively will pay $8 million in settlement of all government claims. The settlement was subject to the conditions that the intervenors' claims be dismissed with prejudice and that the court approved the consent decrees after public comment. On December 19, 1994, the court ruled that it would grant SPT's motion to dismiss the intervenors' claims and indicated it would approve the two consent decrees upon completion of the public comment process. On February 3, 1995, the governments responded to public comments and requested entry of the consent decrees. The intervenors prematurely filed notices of appeal from the decision to dismiss their claims.

     On March 14, 1995, the court entered two orders. In one the court found that the consent decrees complied with law, were fair, reasonable and made in good faith, and entered them as final orders as of that date. By the other order, the court clarified that its December 19, 1994 decision was not a final order of dismissal of the intervenor's claims, but that its March 14, 1995 actions did constitute final dismissal. The entry of the decrees and dismissal of the intervenor's claims terminates the litigation except for any properly brought appeals.

     The California Public Utilities Commission ("PUC") also instituted an investigation into causes of the derailment. The PUC recently issued a decision imposing fines of $488,000 and certain operational requirements. SPT is challenging the decision in all respects.

     SPT is insured against most types of damages and related costs involved in the Dunsmuir derailment to the extent they exceed $10.0 million. As of December 31, 1994, SPT had paid approximately $46.8 million related to the Dunsmuir derailment, of which $12 million was charged to expense primarily to cover the $10 million deductible. The balance has been or is in the process of being collected from insurance carriers. As of December 31, 1994, approximately $31.9 million has been recovered by SPT from insurers. SPT expects to recover substantially all additional damages and costs under its insurance policies (including amounts payable pursuant to the settlement of private suits described above, as well as amounts payable pursuant to settlement of the federal court action described above, except for $750,000 which constitutes penalties and the potential penalty of $488,000 under the PUC decision). As a result, disposition of these matters is not expected to have a material adverse effect on the Company's financial condition.

     Houston-Metro. In 1992, SPT received $45 million from the sale of property to the Metropolitan Transit Authority (Metro) in Houston, Texas. SPT believes that the contract of sale in 1992 also requires Metro to acquire an additional $30 million of SPT right-of-way properties. Metro, on the other hand, has indicated that it believes an adjustment or credit should be made with respect to the purchase price for the property it already purchased. Negotiations between SPT and Metro to resolve the matter have been unsuccessful. On March 29, 1994, SPT filed a lawsuit in the U.S. District Court in Houston, Texas seeking damages and/or specific performance in connection with Metro's decision not to purchase the additional $30 million of SPT right-of-way properties and further seeking a declaratory judgment that SPT is not required to refund any amounts to Metro under the 1992 sales contract. On the same day, Metro filed a lawsuit in the U.S. District Court in Houston, Texas seeking a refund from SPT of $19.7 million under the 1992 sales contact between SPT and Metro.

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

     No dividends were declared or paid in 1994, 1993 or 1992. As of December 31, 1994, there were certain restrictions on the payment of dividends by the Company and net worth covenants. See Notes 5 and 7 to the Consolidated Financial Statements.

     The advances to SPRC of $719.1 million at December 31, 1994 are not interest bearing. It is anticipated that the Company will make dividend payments or advances in the future to SPRC in order for SPRC to meet its debt service obligation.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in connection with the Consolidated Financial Statements and related Notes.


RESULTS OF OPERATIONS

     SPRC transferred ownership of D&RGW to SPT effective October 1, 1994 by a contribution to capital. The consolidated financial statements have been restated to reflect the combined financial position and results of operations and cash flows of the companies for all periods presented.

     Year Ended December 31, 1994 Compared to Year Ended December 31, 1993

     The Company had net income of $204.5 million for 1994 (including a $6.0 million charge for the cumulative effect of a change in accounting for post-employment benefits under Statement of Financial Accounting Standards ("FAS") No. 112 adopted by the Company effective January 1, 1994) compared to a net loss of $193.0 million for 1993 (including a $104.2 million charge for the cumulative effect of a change in accounting for post-retirement benefits other than pensions under FAS No. 106 adopted by the Company effective January 1,
1993). The Company had operating income of $231.6 million for 1994 compared to an operating loss of $20.8 million for 1993. Operating results for 1993 were adversely affected by severe weather and flooding in certain western and midwestern states during the year, a significant decline in automotive shipments, a shortage of power due to a temporary reduction in the number of locomotives leased by the Company and a slower than anticipated recovery in certain segments of the economy. Operating income for 1994 showed the effects of substantial increases in traffic volume due to improvements in the economy and to Company programs to increase productivity.

     Operating Revenues. In 1994, railroad operating revenues increased $218.7 million compared to 1993. Railroad freight operating revenues increased $206.8 million. Shipments of all commodities increased, with the most significant percentage increases occurring in intermodal, coal, construction materials and minerals, and automobiles. Other railroad revenues increased $11.9 million due primarily to increases in switching and demurrage revenue associated with increased traffic volume. For 1994, carloads increased 9.4% and revenue ton-miles increased 12.5% compared to 1993. The average net freight revenue per ton-mile for 1994 declined by 4.5% compared to 1993 due principally to an increase in traffic volume for commodities that generated lower revenue per ton-mile (e.g., coal and intermodal traffic), as well as to increases in revenue deductions and allowances that resulted in lower net freight revenue per ton-mile and carload.

     The following table compares traffic volume (in carloads), gross freight revenue (before contract allowances and adjustments) and gross freight revenue per carload by commodity group for 1994 compared to 1993.

                 CARLOAD AND GROSS FREIGHT REVENUE COMPARISON
                    YEARS ENDED DECEMBER 31, 1994 AND 1993


                                                                                                         GROSS FREIGHT REVENUE
                                                CARLOADS                 GROSS FREIGHT REVENUE               PER CARLOAD
                                      ----------------------------   ------------------------------   ---------------------------
                                       1994      1993     %CHANGE      1994       1993     %CHANGE     1994     1993     %CHANGE
                                      -------   -------   --------   --------   --------   --------   ------   ------    --------
                                               (in thousands)             (dollars in millions)                 (dollars)

Intermodal..........................    728.1     607.6      19.8%   $  851.9   $  731.9      16.4%   $1,170   $1,205      (2.9)%
Chemical and petroleum products.....    342.7     344.2      (0.4)      614.9      589.2       4.4     1,794    1,712       4.8
Coal................................    303.2     263.4      15.1       299.3      245.6      21.9       987      932       5.9
Food and agricultural products......    247.0     249.0      (0.8)      414.7      392.9       5.5     1,679    1,578       6.4
Forest products.....................    226.2     221.4       2.2       432.0      398.4       8.4     1,910    1,799       6.2
Metals and ores.....................    181.5     173.5       4.6       275.3      259.9       5.9     1,517    1,498       1.3
Construction materials and
  minerals..........................    171.5     153.6      11.7       172.0      151.2      13.8     1,003      984       1.9
Automotive..........................     73.4      65.1      12.7       188.7      166.6      13.3     2,571    2,562       0.4
                                      -------   -------              --------   --------
      Total                           2,273.6   2,077.8       9.4%   $3,248.8   $2,935.7      10.7%   $1,429   $1,413       1.1%
                                      =======   =======              ========   ========

     - Intermodal carloads and revenue for 1994 increased over 1993 due to increased container-on-flatcar ("COFC") business with major steamship accounts, as well as the inclusion of additional revenue-empty car movements in the carload figures for 1994. The decline in revenue per carload was due primarily to the lower revenue per car associated with revenue-empty car movements.

     - Chemical and petroleum products carloads remained relatively flat for 1994 compared to 1993, while revenue increased for 1994 compared to 1993. The revenue growth was due to increased shipments of environmental wastes, fertilizer, chlorine and caustic soda and organic chemicals, which yield a higher revenue per carload, partially offset by the change in the classification of certain plastics traffic.

     - Coal carloads and revenue increased for 1994 due to continued demand for the low-sulfur high-BTU content coal produced by Company-served mines. This demand was from both existing utility customers and new utility customers and was enhanced by the customers' ability to blend the low sulfur coal with higher sulfur coal in order to satisfy requirements of the Clean Air Act. The increase in revenue per carload was due primarily to increases in length of haul.

     - Food and agricultural products revenue increased in 1994 compared to 1993 on declining carload volumes. Carloads declined in 1994 compared to 1993 due to the shutdown of a sugar beet processor in California and to reductions in grain traffic during the first half of 1994 caused by a smaller than usual crop harvest that resulted from the severe midwest flooding during 1993. The increases in revenue and revenue per carload were the result of increased length of haul and changes in the commodity mix.

     - Carload volume for forest products increased in 1994 compared to 1993 due to increased traffic in lumber stock and particle board that was driven by increased construction activity and by increased wood chip and scrap paper traffic. Revenue per carload increases were due primarily to price increases in lumber products where strong demand in the California, Arizona and transcontinental markets helped support price increases as well as increased length of haul for particle board, wood chips and scrap paper.

     - Carloads and revenue for metals and ores traffic increased for 1994 compared to 1993 due primarily to the startup of iron ore traffic between Minnesota and Utah in August 1994 and to increased ferrous metals shipments generated by a strong pipe market during the first half of 1994.

     - Construction materials and minerals carloads and revenue increased for 1994 compared to 1993 due to increased traffic in sand and gravel, cement and miscellaneous building materials that resulted from increases in highway and building construction as well as increases in mineral traffic.

     - Automotive carloads and revenue increased for 1994 compared to 1993 due to strong demand for trucks and automobiles associated with general economic growth.

       Operating Expenses. Railroad operating expenses for 1994 decreased $32.2 million, or 1.1%, compared to 1993. The following table sets forth a comparison of the Company's railroad operating expenses during the year ended December 31, 1994 and 1993.

                     RAILROAD OPERATING EXPENSE COMPARISON
                    YEARS ENDED DECEMBER 31, 1994 AND 1993


                                                 1994       1993     % Change
                                               --------   --------   --------
            Labor and fringe benefits......    $1,085.1   $1,132.5    (4.2)%
            Fuel...........................       251.3      252.4    (0.4)
            Materials and supplies.........       187.3      217.6   (13.9)
            Equipment rental...............       330.7      341.0    (3.0)
            Depreciation and amortization..       249.9      250.1    (0.1)
            Other..........................       723.5      666.4     8.6
                                               --------   --------
            Total..........................    $2,827.8   $2,860.0    (1.1)%
                                               ========   ========

     - Labor and fringe benefit costs decreased $47.4 million, or 4.2%, for 1994 compared to 1993. The Company reduced rail employment by approximately 5% during the year. The employment decline included a reduction of approximately 460 employees in the Company's operating departments, as well as a reduction of 275 employees due to the January 1, 1994 implementation of an outsourcing agreement for management information services functions. In addition, fringe benefit expenses in 1994 were reduced compared to 1993 by the elimination of an unemployment payroll tax in July 1993. Additional traffic volume during 1994 resulted in a 4.1% increase in train crew starts which reduced the impact of the employment decline. Expressed as a percentage of operating revenue, labor and fringe benefit expenses declined to 34.8% for 1994 compared to 39.1% for 1993.

     - Fuel expenses decreased $1.1 million, or 0.4%, for 1994 compared to 1993. The decrease is a result of reduced cost per gallon (which includes handling and fuel hedging costs) from $.62 per gallon during 1993 to $.58 during 1994, partially offset by an increase in fuel consumption attributable to the increase in traffic volume. Included in the 1994 fuel expense is $14.0 million related to fuel hedging contracts compared to $9.6 million for 1993.

     - Materials and supplies expense decreased $30.3 million, or 13.9%, for 1994 compared to 1993. The decrease was due to a combination of reduced maintenance of way and equipment repair expenses. The reduced maintenance of way expenses were due primarily to a $17.0 million reduction attributable to an increase in and a change in classification of the capitalization of indirect costs. In 1993, these capitalized costs were classified as a reduction in other expenses. Equipment related materials and supplies expenses decreased due to the 186 locomotive rebuilds capitalized (as a result of more extensive work performed) in 1994 compared to 61 in 1993, while 41 locomotive overhauls were expensed in 1994 compared to 158 in 1993.

     - Equipment rental costs decreased $10.3 million, or 3.0%, for 1994 compared to 1993. The decrease included an $8.0 million decrease in car hire and a $2.3 million decrease in locomotive and other lease costs. Included in the 1993 amount were increased rental costs associated with the midwest flooding. Partially offsetting the decreased expense were additional equipment rental costs during 1994 associated with increased traffic volume.

     - Depreciation expense decreased $0.2 million, or 0.1%, for 1994 compared to 1993.

     - Other expenses increased $57.1 million, or 8.6%, for 1994 compared to 1993. This category of expense includes outside repairs and services, joint facility rent and maintenance costs, casualty costs and property and other taxes. Expenses in this category which increased significantly over the prior year were information system outsourcing costs, property taxes, excise taxes and joint facility rent expense and the capitalized costs referred to above. Expenses in this category which decreased significantly from the prior year included costs associated with the midwest flooding in 1993 and other professional services costs. Expenses for management information system outsourcing, implemented on January 1, 1994, were $41.6 million for 1994 (partially offset by decreased labor costs as discussed above). Property taxes in 1994 showed a $15.1 million increase over 1993 because the 1993 amount was reduced by the favorable settlement of disputed property taxes in California. Excise taxes increased $11.9 million over the prior year due to the enactment of an increase in the federal excise tax on fuel in October 1993. Joint facility rent expense increased $4.5 million in 1994 over 1993 because the 1993 amount was reduced by the favorable settlement of joint facility agreements with another railroad. Joint facility maintenance costs and detour costs showed a decrease in 1994 due to costs incurred in 1993 associated with the midwest flooding. In addition, professional services expenses deceased $7.7 million in 1994 from 1993.

     Other Income and Interest Expense. Other income was $236.6 million for 1994 compared to $11.1 million for 1993, an increase in income of $225.5 million. The increase was due primarily to increased gains on sales of property of $250.6 million, most of which resulted from the December 1994 sale of a transit corridor and other related properties located between downtown Los Angeles and the ports of Los Angeles and Long Beach (the "Alameda Corridor") for proceeds of $235 million. Real estate rental income, net, increased $5.2 million due primarily to reduced expenses associated with real estate activities. Interest income increased $1.8 million due to the higher average cash balance outstanding during 1994. The remaining portion of other income was an expense of $77.2 million in 1994 compared to an expense of $45.1 million in 1993, an increased expense of $32.1 million. Included in the 1994 amount is an increase in expense of $12.0 million associated with the sale of accounts receivable. In December 1994, the Company recorded expenses of $15.2 million for the write-off of deferred loan costs and for redemption premiums attributable to the repayment of $290 million principal amount Senior Secured Notes. During 1993, the Company recorded expenses of $12.3 million for the write-off of deferred loan costs. In addition, in November 1993, the Company received $27.1 million in cash from Southern Pacific Telecommunications Company ("SP Telecom") in full redemption of the SP Telecom preferred stock owned by the Company plus accrued dividends on the preferred stock, resulting in other income of $14.9 million.

      Interest expense was $118.2 million for 1994 compared to $104.4 million for 1993, an increase of $13.8 million. The increase was due primarily to increased expense on capitalized lease obligations in 1994 as well as to $5.2 million charge attributable to the Company's interest rate swap agreements.

OTHER

      In prior years, the Company has experienced increased costs due to the effect of inflation on the cost of compensation and benefits, and in the replacement of or additions to property and equipment. A portion of the increased labor costs directly affects expenses through increased operating costs. Fuel costs have fluctuated with market conditions and have directly affected operating results. Operating efficiencies have, however, partially offset this impact. Competition and other market factors may continue to restrict the Company's ability to recover all increases in costs through
increases in the price of services.   Certain of the wage agreements obtained in
1991, 1992 and 1993 have reduced the effects of inflation on operating costs but provide for cost of living increases beginning in 1995. A substantial portion of those agreements expire and are subject to renegotiation in 1995 (1988 with respect to the agreement covering the Western Lines).

      To ensure stability of its fuel costs, the Company has entered into fuel hedging agreements covering approximately 95% of its estimated 1995 fuel needs at an average purchase price of $.49 per gallon (excluding handling costs). However, in the event that fuel prices decline below the average purchase price under the hedging agreements the Company will not receive any benefit from these fuel hedging agreements and may in fact pay more for fuel than it would have paid in the absence of such agreements.

     The Company's Consolidated Financial Statements are prepared on the historical accounting basis. SPRC reports its financial position and results of operations on the purchase accounting basis. As a result, the Company reflects more depreciation expense than its parent, as well as larger gains on sales of property.



ITEM  8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The consolidated financial statements, including supplementary data and accompanying report of independent auditors are listed in the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules filed as part of this annual report.


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

      2.     Exhibits:

DOCUMENT
 NUMBER                      DOCUMENT DESCRIPTION
--------                     --------------------

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

  3.3 Certificate of Amendment of Certificate of Incorporation of the Company dated August 9, 1993 (incorporated by reference to Exhibit
           3.3 to the Company's Annual Report on From 10-K for the year ended December 31, 1993).

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

 10.3 Receivables Purchase Agreement between The Denver and Rio Grande Western Railroad Company and Rio Grande Receivables, Inc. dated as of November 1, 1989 (incorporated by reference to Exhibit 10.3 to SPRC's Annual Report on Form 10-K for the year ended December 31, 1994).

 10.4 Southern Pacific Rail Corporation Employment Agreement with E. L. Moyers dated July 16, 1993 (incorporated by reference to Exhibit
           10.14 to SPRC's Registration Statement on Form S-1 that was initially filed on May 12, 1993 (File No. 33-62608) ); Southern Pacific Rail Corporation Agreement dated March 3, 1994 (accepted March 7, 1994) with E. L. Moyers (incorporated by reference to Exhibit 10.17 to SPRC's Annual Report on Form 10-K for the year ended December 31,
           1993); and Agreement with E. L. Moyers dated February 14, 1995 (incorporated by reference to Exhibit 10.4 to SPRC's Annual Report on Form 10-K for the year ended December 31, 1994).*

DOCUMENT
 NUMBER                         DOCUMENT DESCRIPTION
--------                        --------------------

 10.5       Form of Registration Rights Agreement (incorporated by reference to
            Exhibit 10.19 to SPRC's Registration Statement on Form S-1 that was initially filed on May 12, 1993 (File No. 33-62608)).

 10.6       Form of Corporate Matters Agreement (incorporated by reference to
            Exhibit 10.20 to SPRC's Registration Statement on Form S-1 that was initially filed on May 12, 1993 (File No. 33-62608)).

 10.7       Form of 1993 Equity Incentive Plan (incorporated by reference to
            Exhibit 10.21 to SPRC'S Registration Statement on Form S-1 that was initially filed on May 12, 1993 (File No. 33-62608)).

 10.8 Employment Agreement with Cannon Y. Harvey dated June 1, 1993 (incorporated by reference to Exhibit 10.15 to SPRC's Registration Statement on Form S-1 that was initially filed on December 17, 1993 (File No. 33-73116)); and Amendment to such Agreement dated December 1, 1994 (accepted December 7, 1994) (incorporated by reference to
            Exhibit 10.8 to SPRC's Annual Report on Form 10-K for the period ending December 31, 1994).*

 10.9 Employment Agreement with Thomas J. Matthews dated August 1, 1993 (incorporated by reference to Exhibit 10.16 to SPRC's Registration Statement on Form S-1 that was initially filed on December 17, 1993 (File No. 33-73116)); and Amendment to such Agreement dated January 1, 1995 (incorporated by reference to Exhibit 10.9 to SPRC's Annual Report on Form 10-K for the period ending December 31, 1994).*

10.10 Employment Agreement with Robert F. Starzel dated October 26, 1994 (incorporated by reference to Exhibit 10.10 to SPRC's Annual Report on Form 10-K for the period ending December 31, 1994).*

10.11 Employment Agreement with Donald C. Orris dated February 21, 1995 (incorporated by reference to Exhibit 10.11 to SPRC's Annual Report on Form 10-K for the period ending December 31, 1994).*

10.12 Employment Agreement with Jerry R. Davis dated February 20, 1995 (incorporated by reference to Exhibit 10.12 to SPRC's Annual Report on Form 10-K for the period ending December 31, 1994).*

21.1        Subsidiaries of the Company

The Registrant will furnish to a requesting security holder any Exhibit requested upon payment of the Registrant's reasonable copying charges and expenses in furnishing the Exhibit.

__________
* Management contract or compensatory plan, contract or arrangement required to be filed as an Exhibit pursuant to Item 14(c).

   B.   Reports on Form 8-K.

      The Company did not file any reports on Form 8-K during the three months ended December 31, 1994.

   C.  Other Exhibits:

     No exhibits in addition to those previously filed or listed in Item 14(a)(3) are filed herein.

   D.  Other Financial Statement Schedules:

     No additional financial statement schedules are required.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTH ORIZED.

                                       SOUTHERN PACIFIC TRANSPORTATION
                                                   COMPANY


                                       By:  /s/  B. C. Kane
                                          -----------------------------------
                                                 B. C. Kane
                                                 Controller
                                           (Principal Accounting Officer)
                                               Date:  March 23, 1995

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

Date:  March 23, 1995                  By:  /s/ Jerry R. Davis
                                          ----------------------------------
                                                Jerry R. Davis
                                       Chairman, and Chief Executive Officer and
                                         Director (Principal Executive Officer)

Date:  March 23, 1995                  By:  /s/ Robert F. Starzel
                                          ----------------------------------
                                                Robert F. Starzel
                                           Vice Chairman and Director

Date:  March 23, 1995                  By:  /s/ Donald C. Orris
                                          ----------------------------------
                                                Donald C. Orris
                                          President and Chief Operating
                                              Officer and Director

Date:  March 23, 1995                  By:  /s/ Thomas J. Matthews
                                          ----------------------------------
                                                Thomas J. Matthews
                                        Senior Vice President--Administration
                                                   and Director

Date:  March 23, 1995                  By:  /s/ Lawrence C. Yarberry
                                          ----------------------------------
                                                Lawrence C. Yarberry
                                               Vice President--Finance
                                            (Principal Financial Officer)

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                           AND SUBSIDIARY COMPANIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE


                                                                                                         PAGE
                                                                                                         ----

Report of Independent Auditors.........................................................................   F-1

Consolidated Balance Sheets, December 31, 1994 and 1993................................................   F-2

Consolidated Statements of Operations for the Years Ended December 31, 1994, 1993 and 1992.............   F-4

Consolidated Statements of Stockholder's Equity for the Years Ended December 31, 1994, 1993 and 1992...   F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 1994, 1993 and 1992.............   F-6

Notes to Consolidated Financial Statements, December 31, 1994..........................................   F-7

Schedule:

   VIII. Valuation and Qualifying Accounts and Reserves................................................   F-23


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

                         Independent Auditors' Report
                         ----------------------------


The Board of Directors
Southern Pacific Transportation Company:


We have audited the accompanying consolidated balance sheets of Southern Pacific Transportation Company and Subsidiary Companies (a wholly-owned subsidiary of Southern Pacific Rail Corporation ) as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the years in the three-year period ended December 31, 1994. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule VIII as of and for each of the years in the three-year period ended December 31, 1994. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards required that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern Pacific Transportation Company and Subsidiary Companies as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule VIII, as of and for each of the years in the three-year period ended December 31, 1994, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its methods of accounting for income taxes and post-retirement benefits other than pensions effective January 1, 1993.

As discussed in Note 1 to the consolidated financial statements, Southern Pacific Rail Corporation transferred ownership of the Denver and Rio Grande Western Railroad Company to the Company effective October 1, 1994 by a contribution to capital. The accompanying consolidated financial statements have been restated to reflect the combined financial position and results of operations and cash flows of the companies for all periods presented.



                                               KPMG PEAT MARWICK LLP



San Francisco, California
February 24, 1995

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                           AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                   DECEMBER  31,
                                                                               --------------------
                                                                                 1994        1993
                                                                               --------    --------
                                                                                          (restated)
                                 ASSETS                                            (in millions)
                                 ------
CURRENT ASSETS

Cash and cash equivalents...........................................            $   54.4     $   51.7
   Accounts receivable, net of allowance for doubtful accounts of
           $7.7 in 1994 and $7.0 in 1993 (Note 2)...................               176.6        122.1
   Notes receivable from Rio Grande Receivables, Inc. (Note 2)......                96.1         54.6
   Other notes receivable...........................................                 7.2          2.8
   Materials and supplies, at cost..................................                71.1         56.9
   Other current assets.............................................                62.6         43.0
                                                                                --------     --------
        Total current assets........................................               468.0        331.1
                                                                                --------     --------
PROPERTY, at cost (Notes 3, 5, 9 and 12)

   Roadway and structures...........................................             5,800.6      5,893.1
   Railroad equipment...............................................             1,871.5      1,711.3
   Other property...................................................               239.1        225.1
                                                                                --------     --------
            Total property..........................................             7,911.2      7,829.5
   Less accumulated depreciation....................................             2,779.2      2,960.4
                                                                                --------     --------
        Property, net...............................................             5,132.0      4,869.1
                                                                                --------     --------
OTHER ASSETS AND DEFERRED CHARGES

   Investments in affiliated companies..............................                17.3         17.0
   Notes receivable and other investments...........................                78.0         50.7
   Notes receivable from Rio Grande Receivables, Inc. (Note 2)......                30.0         30.0
   Other............................................................                64.1         90.7
                                                                                --------     --------
     Total other assets.............................................               189.4        188.4
                                                                                --------     --------
     TOTAL..........................................................            $5,789.4     $5,388.6
                                                                                ========     ========

                                                                                           (Continued)

          See accompanying notes to consolidated financial statements.

                   SOUTHERN PACIFIC TRANSPORTATION COMPANY
                           AND SUBSIDIARY COMPANIES

                   CONSOLIDATED BALANCE SHEETS (Continued)

                                                                             DECEMBER 31,
                                                                         -----------------------
                                                                           1994           1993
                                                                         --------       --------
                                                                                       (restated)
          LIABILITIES AND STOCKHOLDER'S EQUITY                                (in millions)
          ------------------------------------
CURRENT LIABILITIES
   Accounts and wages payable.....................................       $  151.0        $  123.5
   Accrued payables
     Taxes........................................................           34.7            47.7
     Interest.....................................................           36.7            26.5
     Vacation pay.................................................           65.7            66.9
   Current portion of long-term debt (Note 5).....................           59.5            66.7
   Redeemable preference shares of a subsidiary (Note 7)..........            1.9             1.8
   Other current liabilities (Note 4).............................          629.3           568.1
                                                                         --------        --------
         Total current liabilities................................          978.8           901.2
                                                                         --------        --------

LONG-TERM DEBT (Note 5)...........................................          725.3           929.9
                                                                         --------        --------
DEFERRED INCOME TAXES (Note 6)....................................        1,038.4           951.4
                                                                         --------        --------
OTHER LIABILITIES (Notes 4 and  10)...............................          720.5           688.0
                                                                         --------        --------
REDEEMABLE PREFERENCE SHARES OF A SUBSIDIARY (Note 7).............           42.3            44.2
                                                                         --------        --------

COMMITMENTS AND CONTINGENCIES (Notes 6, 9, 10 and 12)

STOCKHOLDER'S EQUITY
  Common stock, without par value:  authorized 2,000 shares, issued and outstanding 1,350 shares in 1994 and 1,200
   shares in 1993.................................................          424.9           424.9
   Additional paid-in capital (Note 8)............................        1,090.1           795.7
   Retained income (Note 7).......................................        1,488.2         1,337.5
   Advances to parent.............................................         (719.1)         (684.2)
                                                                         --------        --------
     Total stockholder's equity...................................        2,284.1         1,873.9
                                                                         --------        --------
   TOTAL..........................................................       $5,789.4        $5,388.6
                                                                         ========        ========

          See accompanying notes to consolidated financial statements.

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                           AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN MILLIONS)

                                                                   YEAR ENDED DECEMBER 31,
                                                             -----------------------------------
                                                               1994          1993        1992
                                                             ---------  -------------  ---------
                                                                          (restated)   (restated)
OPERATING REVENUES
   Railroad..............................................    $3,056.4      $2,837.7      $2,810.3
   Other.................................................        63.9        $ 61.0          48.9
                                                             --------       --------     --------
   Total.................................................     3,120.3       2,898.7       2,859.2
                                                             --------       --------     --------
OPERATING EXPENSES
   Railroad
     Labor and fringe benefits (Note 10).................     1,085.1       1,132.5       1,167.0
     Fuel................................................       251.3         252.4         236.9
     Materials and supplies .............................       187.3         217.6         244.7
     Equipment rental  ..................................       330.7         341.0         300.5
     Depreciation and amortization (Note 3)  ............       249.9         250.1         250.4
     Other...............................................       723.5         666.4         624.3
                                                             --------       --------     ---------
        Total railroad...................................     2,827.8       2,860.0       2,823.8
   Other.................................................        60.9          59.5          45.0
                                                             --------       --------    ---------
            Total........................................     2,888.7       2,919.5       2,868.8
                                                             --------       --------    ---------
OPERATING INCOME (LOSS)..................................       231.6         (20.8)         (9.6)
                                                             --------       --------    ----------
OTHER INCOME
   Gains from sales of property and real estate (Note 3).       281.3          30.7         303.0
   Real estate and other rentals, net....................        25.5          20.3          16.7
   Interest income.......................................         7.0           5.2           5.9
   Other income (expense), net (Note 2)..................       (77.2)        (45.1)        (36.5)
                                                             --------       --------    ----------
        Total............................................       236.6          11.1         289.1
                                                             --------       --------    ----------
INTEREST EXPENSE (Note 5)................................       118.2         104.4          94.0
                                                             --------       --------    ----------
INCOME (LOSS) BEFORE INCOME TAXES........................       350.0        (114.1)        185.5
                                                             --------       --------    ----------
INCOME TAXES (BENEFIT) (Note 6)
   Current...............................................        51.3          34.8          21.8
   Deferred..............................................        88.2         (60.1)         51.7
                                                             --------       --------    ----------
        Total............................................       139.5         (25.3)         73.5
                                                             --------       --------    ----------
NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING...................................       210.5         (88.8)        112.0

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  FOR POST-EMPLOYMENT BENEFITS IN 1994 AND
  POST-RETIREMENT BENEFITS OTHER THAN
  PENSIONS IN 1993 (Net income tax benefits
  of $3.8 and $64.3, respectively) (Note 10).............        (6.0)       (104.2)           --
                                                             --------       ---------    ----------
NET INCOME (LOSS)........................................     $ 204.5       $(193.0)     $  112.0
                                                             ========       =========    ==========

         See accompanying notes to consolidated financial statements.

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                           AND SUBSIDIARY COMPANIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                 YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                 (IN MILLIONS)

                                    COMMON STOCK
                                ---------------------       ADDITIONAL                 ADVANCES          TOTAL
                                NUMBER OF                   PAID-IN      RETAINED         TO          STOCKHOLDER'S
                                 SHARES        AMOUNT       CAPITAL       INCOME        PARENT           EQUITY
                                ---------   -----------    ------------  ---------   ------------    ---------------
BALANCES AT DECEMBER 31,
 1991 (RESTATED)................   1,000        $424.9       $330.2       $1,465.2      $(620.8)         $1,599.5
   Net income...................       -             -            -          112.0            -             112.0
   Advances to parent...........       -             -            -              -        (33.3)            (33.3)
                                  ------       -------      -------      ---------     --------         ---------
BALANCES AT DECEMBER 31,
1992 (RESTATED).................   1,000         424.9        330.2        1,577.2       (654.1)          1,678.2
   Net loss.....................       -             -            -         (193.0)           -            (193.0)
   Dividend to Rio Grande
     Holding, Inc. .............       -             -            -          (46.7)           -             (46.7)
   Advances to parent...........       -             -            -              -        (30.1)            (30.1)
   Common stock issued (Note 8).     200             -        445.5              -            -             445.5
   Contribution of capital......       -             -         20.0              -            -              20.0
                                  ------       -------      -------      ---------     --------         ---------
BALANCES AT DECEMBER 31,
1993 (RESTATED).................   1,200         424.9        795.7        1,337.5       (684.2)          1,873.9
   Net income...................       -             -            -          204.5            -             204.5
   Dividend to Rio Grande
     Holding, Inc...............       -             -            -          (53.8)           -             (53.8)
   Advances to parent...........       -             -            -              -        (34.9)            (34.9)
   Common stock issued
     (Note 8)...................     150             -        294.4              -            -             294.4
                                  ------       -------      -------      ---------     --------         ---------
 BALANCES AT DECEMBER 31, 1994..   1,350        $424.9     $1,090.1      $ 1,488.2     $ (719.1)        $ 2,284.1
                                  ======       =======     ========      =========     ========         =========

          See accompanying notes to consolidated financial statements.

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                           AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                              YEAR ENDED DECEMBER 31,
                                                                      --------------------------------------
                                                                         1994          1993          1992
                                                                      ----------     ---------    ----------
                                                                                     (restated)   (restated)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)...............................................     $  204.5       $(193.0)     $ 112.0
                                                                        --------       --------     -------
   Adjustments to net income (loss)
     Depreciation and amortization.................................        249.9         250.1        250.4
     Deferred income taxes.........................................         84.4        (124.4)        51.8
     Gains from sales of property..................................       (281.3)        (30.7)      (303.0)
     Cumulative effect of change in accounting for
       post-employment benefits in 1984 and
       post-retirement benefits in 1993............................          9.8         168.5            -
     Changes in:
       Receivables, net............................................        (95.7)         (9.1)        44.3
       Materials and supplies......................................        (14.2)         (3.1)         1.2
       Other current and non-current assets........................          7.0           5.3          9.7
       Other current and non-current liabilities...................         41.2        (164.7)       (19.5)
                                                                        --------       --------     -------
          Total adjustments........................................          1.1          91.9         34.9
                                                                        --------       --------     -------
     Net cash provided by (used for) operating
       activities..................................................        205.6        (101.1)       146.9
                                                                        --------       --------     -------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures............................................       (270.1)       (313.1)      (335.8)
   Property sold and retired.......................................        343.4          35.7        359.7
   Change in notes receivable and other investments, net...........        (11.1)         (6.1)       (26.3)
                                                                       ----------     ---------    ---------
     Net cash provided by (used for) investing activities..........         62.2        (283.5)        (2.4)
                                                                      ----------      ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of debt, net of costs....................         55.6         430.3        510.7
   Debt and revolver drawdown (repayment), net.....................       (524.5)       (433.0)      (596.6)
   Advances to parent..............................................        (34.9)        (30.1)       (33.3)
   Dividends paid  (Note 8)........................................        (53.8)        (46.7)          -
   Proceeds from issuance of common stock, net of costs............        294.4         445.5           -
   Contribution of capital.........................................          -            20.0           -
   Redeemable preference shares repayment..........................         (1.9)         (2.1)        (2.1)
                                                                      ----------      ---------    ---------
     Net cash provided by (used for) financing activities..........       (265.1)        383.9       (121.3)
                                                                      ----------      ---------    ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS............................          2.7          (0.7)        23.2

CASH AND CASH EQUIVALENTS-BEGINNING OF THE YEAR....................         51.7          52.4         29.2

CASH AND CASH EQUIVALENTS-END OF THE YEAR..........................      $  54.4       $  51.7      $  52.4
                                                                      ==========     =========     =========

          See accompanying notes to consolidated financial statements.

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                           AND SUBSIDIARY COMPANIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Ownership, Principles of Consolidation and Basis of Presentation - Southern Pacific Transportation Company ("SPT") is a wholly-owned subsidiary of Southern Pacific Rail Corporation ("SPRC"); therefore, per share data are not shown in the accompanying consolidated financial statements. As used in this document, the Company refers to SPT together with its subsidiaries. The consolidated financial statements are prepared on the historical cost basis of accounting and include the accounts of SPT and all significant subsidiary companies, including St. Louis Southwestern Railway Company ("SSW"), the Denver and Rio Grande Western Railroad Company ("D&RGW") and SPCSL Corp. ("SPCSL"), on a consolidated basis. All significant intercompany balances and transactions have been eliminated in consolidation. SPRC transferred ownership of D&RGW to SPT effective October 1, 1994 by a contribution to capital. The consolidated financial statements have been restated to reflect the combined financial position and results of operations and cash flows of the companies for all periods presented.

     Cash and Cash Equivalents - For statement of cash flows purposes, the Company considers commercial paper, municipal securities and certificates of deposit with original maturities when purchased of three months or less to be cash equivalents.

     Investments - Investments in affiliated companies (those in which the Company has a 20 percent to 50 percent ownership interest) are accounted for by the equity method. Other investments are stated at cost which does not exceed market.

     Property - Property accounting procedures followed by the Company and its railroad subsidiaries are prescribed by the Interstate Commerce Commission (" ICC"). In accordance with the Company's definition of unit of property, all costs associated with the installation of rail, ties, ballast and other track improvements are capitalized. Other costs are capitalized to the extent they increase asset values or extend useful lives. Retirements are generally recorded using a system-wide first-in, first-out basis. The cost of property and equipment (including removal and restoration costs) is depreciated on the straight line composite group method, generally based on estimated service lives. Pursuant to ICC regulation, periodic depreciation and cost studies are required and changes in service life estimates are subject to the review and approval of the ICC. Gains or losses from disposition of depreciable railroad operating property are credited or charged to accumulated depreciation except for significant disposal of property. Certain railroad properties that are not essential to transportation operations may be sold or held for sale. Gains or losses resulting from sales of real estate no longer required for railroad operations are recognized as other income in the consolidated statement of operations.

     Revenues - Freight revenues from rail transportation operations are recognized based on the percentage of completed service method. Other railroad revenues and other revenues are recognized as earned.

     Retiree Welfare Benefits - Prior to January 1, 1993, the Company expensed retiree welfare benefits when paid. Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions" and recorded the estimate of its liability under Statement No. 106 of $168.5 million, which net of income taxes resulted in a charge to earnings of $104.2 million (see Note
10). Statement of Financial Accounting Standards No. 106 requires that all employers sponsoring a retiree welfare plan use a single actuarial cost method as is required for pension plan accounting and that they disclose specific information about their plan in their financial statements.

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Post-employment Benefits - In November 1992, the Financial Accounting Standards Board ("FAS") issued Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Post-employment Benefits". FAS 112 requires employers to recognize the obligation to provide benefits to former or inactive employees after employment but before retirement, if certain conditions are met. Effective January 1, 1994, the Company adopted FAS 112 and recorded a $9.8 million pre-tax charge ($6.0 million after tax). The Company's policy continues to be to fund the cost of post-employment benefits as the benefits are payable.

     Income Taxes - The Company records income taxes using the liability method prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

     A change in the tax laws or rates results in adjustment to the deferred tax liabilities and assets. The effect of such adjustments are included in income in the period in which the tax laws or rates are changed.


2.  SALE OF RECEIVABLES

     Beginning in 1989, the Company began selling certain net receivables (including interline accounts), without recourse, to Rio Grande Receivables, Inc. ("RGR"), a subsidiary of SPRC. Also in 1989, RGR began selling the receivables purchased from the Company, with certain limited recourse provisions, to ABS Commercial Paper, Inc. ("ABS"), an unaffiliated third party, on a continuing basis for a period of up to five years subject to certain terms and conditions. The Company has agreed to service the receivables sold and is paid a fee for such services. The sale price for the receivables sold is based upon the face amount of the receivables and is reduced by discounts for expected defaults, servicing costs and anticipated collection periods. The Company retains a residual interest in the receivables should actual collections exceed the projected collections upon which the default discounts are calculated.

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

     As of December 31, 1994, 1993 and 1992, the Company had sold $454.3 million, $391.7 million and $366.5 million of net outstanding receivables, respectively, and had notes receivable from RGR for receivables sold of $126.1 million, $84.6 million and $65.7 million, of which $ 30.0 million were interest bearing at December 31, 1994, and 1993, respectively, and are included in other assets. Included in other income (expense), net, is approximately $(54.0) million in 1994, $(42.0) million in 1993 and $(31.1) million in 1992 of discounts and other expenses associated with the sales of accounts receivable. The initial term of the agreements expires on October 31, 1995. The Company is currently in the process of replacing the facility with another facility prior to the expiration date.

3.   PROPERTY

     The average depreciation rates for the Company's property and equipment ranged from 1 to 5 percent for roadway and structures, 4 to 7 percent for locomotives and 3 to 6 percent for freight cars for 1994.

     The Company received cash proceeds from sales and retirements of real estate and property of $343.4 million,

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

$35.7 million and $359.7 million in 1994, 1993 and 1992, respectively. The 1994 amount includes proceeds of $235.0 million for the sale of a transit corridor to the ports of Los Angeles and Long Beach (the "Alameda Corridor"). The 1992 amount includes $124.0 million from sales to the Peninsula Corridor Joint Powers Board ("JPB"), $45.0 million from sales to Metro Transit of Houston, Texas, $83.0 million from sales to the Los Angeles County Transportation Commission ("LACTC") and $36.5 million from the sale/leaseback of locomotives and freight cars in June 1992. The Company recorded expenditures of $13 million in 1994, $12 million in 1993 and $18 million in 1992 in costs relating to environmental conditions on properties held for sale.

     The Company has granted the JPB options to purchase additional rights-of-way and land within five years after the closing of the sale of the Peninsula Main Line for $110 million of which approximately $79 million has not lapsed, been exercised or extinguished. The Company will retain exclusive freight rights on the sold properties.


4.  OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

     Other current liabilities include the following amounts:

                                                              DECEMBER 31,
                                                             ---------------
                                                              1994     1993
                                                             ------   ------
                                                              (in millions)
Reserves for casualty, freight-related claims and other
       (current portion)..................................   $225.4   $165.3
Accrued repairs, equipment rentals and other payables.....    375.2    357.2
Post-retirement and post-employment benefit obligations...     17.2     20.6
Reserve for employee separation and relocation (current
       portion)...........................................     11.5     25.0
                                                             ------   ------
              Total.......................................   $629.3   $568.1
                                                             ======   ======

     Included in other non-current liabilities are $322.0 million and $329.0 million for casualty and freight-related claims and $-0-million and $35.3 million for employee separation and relocation at December 31, 1994 and 1993, respectively, in addition to $157.5 million and $148.8 million for post-retirement and post-employment benefits other than pensions at December 31, 1994 and 1993, respectively.

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.   LONG-TERM DEBT

Long-term debt is summarized as follows (in millions):

                                                              DECEMBER 31,
                                                            ----------------
                                                            1994      1993
                                                            ------    ------
Equipment obligations (9.125-14.25%; due 1995 to 2007)...   $324.5    $380.4
Mortgage bonds (8.2%; due 1995 to 2001)..................     34.7      39.6
Credit agreement (various; due 1996).....................        -     125.0
Senior secured notes (10.5%; due 1999)...................        -     290.0
Other debt (4.0-6.0%; due 1995 to 2018)..................     93.0      88.1
Capitalized lease obligations (Note 8)...................    332.6      73.5
                                                            ------    ------
   Total.................................................    784.8     996.6
Less current portion.....................................    (59.5)    (66.7)
                                                            ------    ------
   Total long-term.......................................   $725.3    $929.9
                                                            ======    ======

     On March 2, 1994, SPRC closed an offering of 25,000,000 shares of common stock for net proceeds of $503.6 million. In connection with the foregoing transaction, the Company issued 150 shares of common stock to SPRC for total consideration of $294.4 million from its parent. Proceeds from this transaction were used for repayment of the $175 million outstanding under the SPT Credit agreement (including interest thereon) and for general corporate purposes.

     In November 1994, the Company entered into a new $300 million three-year revolving credit agreement to replace its existing $200 million credit agreement. This agreement contains quarterly financial covenants including minimum tangible net worth, a maximum funded debt to net worth ratio and a minimum fixed charge coverage ratio. No borrowings have been made under the new facility.

     In December 1994, the Company entered into a bank agreement permitting the Company to borrow up to $150 million as a term loan maturing in 1999. The agreement contains quarterly financial covenants identical to those contained in the revolving credit agreement. Any borrowing under the facility must be made by December 27, 1995. No borrowings have been made under this facility.

     In December 1994, using proceeds from the sale of the Alameda Corridor of $235 million, together with other funds on hand, the Company retired the $290 million outstanding under the Senior Secured Notes. The repayment was accomplished by placing approximately $297 million of government securities in a defeasance trust in December 1994. In connection with the retirement of the Senior Secured Notes, the Company wrote-off in other expenses $9.4 million of unamortized debt issuance costs and paid a prepayment premium of $5.8 million and expensed in interest expense $5.2 million attributable to the Company's interest rate swap agreement.

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Contractual maturities of long-term debt (including capital lease obligations) during each of the five years subsequent to 1994 and thereafter are as follows (in millions):

        1995...................................  $   59.5
        1996...................................      53.0
        1997...................................      53.0
        1998...................................      45.6
        1999...................................      54.4
     Thereafter................................     519.3

     Management estimates the fair value of the Company's debt at December 31, 1994 and 1993 was approximately $783 million and $1,085 million, respectively, based on interest rates for similar issues and financings.

     At December 31, 1994, the Company was a party to interest rate swap agreements for which it pays a variable rate on an aggregate notional amount of $100 million, which is used to hedge its fixed interest rate exposure on certain debt and is accounted for as an adjustment of interest expense over the life of the debt. The approximate expense to terminate the swap at December 31, 1994 was $4 million.

A significant portion of railroad equipment and certain railroad property is subject to liens securing the mortgage bonds, equipment obligations or other debt.

6.   INCOME TAXES
     The following summarizes income tax expense (benefit) for the years indicated:

                                                                      YEAR ENDED DECEMBER 31,
                                                               ---------------------------------
                                                                   1994      1993      1992
                                                               ----------  ---------  ----------
                                                                         (in millions)
CURRENT
   Federal..................................................   $  43.5     $  30.7    $  19.1
   State....................................................       7.8         4.1        2.7
                                                               ----------  ---------  ----------
       Total................................................      51.3        34.8       21.8
                                                               ----------  ---------  ----------
DEFERRED
   Federal..................................................      74.6       (48.4)      43.1
   State....................................................      13.6       (11.7)       8.6
                                                               ----------  ---------  ----------
       Total................................................      88.2       (60.1)      51.7
                                                               ----------  ---------  ----------
DEFERRED TAXES ON CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  FOR POST-EMPLOYMENT BENEFITS IN 1994 AND POST-RETIREMENT
  BENEFITS OTHER THAN PENSIONS IN 1993
    Federal.................................................      (3.3)      (54.6)         -
    State...................................................       (.5)       (9.7)         -
                                                               ----------  ---------  ----------
       Total deferred taxes on cumulative effect............      (3.8)      (64.3)         -
                                                               ----------  ---------  ----------
   TOTAL INCOME TAX EXPENSE (benefit).......................   $ 135.7     $ (89.6)   $  73.5
                                                               ==========  =========  ==========

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Deferred tax expense in 1993 includes $21.2 million related to the change in the federal tax rate. Total income tax expense (benefit) from continuing operations differed from the amounts computed by applying the statutory Federal income tax rate to income before income taxes as a result of the following:


                                                                     YEAR ENDED DECEMBER 31,
                                                                    --------------------------
                                                                    1994       1993       1992
                                                                    ----       ----       ----
   Statutory rate..........................................         35.0%      (35.0)%    34.0%
   State income taxes (net of federal income tax
        benefit)...........................................          4.7        (4.3)      4.0
   Cumulative effect of federal tax rate change (from
        34% to 35%)........................................            -        18.6         -
   Other, net..............................................          0.2        (1.5)      1.6
                                                                    ----        ------    ----
   Effective rate..........................................         39.9%      (22.2)%    39.6%
                                                                    ====        ======    ====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in millions):

                                                                   DECEMBER 31,    DECEMBER 31,
                                                                      1994            1993
                                                                   -----------     ------------
DEFERRED TAX ASSETS:
   Accruals and reserves not deducted for tax purposes
        until paid...........................................    $       386.6      $     361.9
   Net operating loss carryforwards..........................            501.9            546.7
   Capital lease obligation..................................            135.7             36.2
   Other.....................................................            110.1            109.0
                                                                   -----------     ------------
          Total gross deferred tax assets....................          1,134.3          1,053.8
                                                                   -----------     ------------

DEFERRED TAX LIABILITIES:
  Differences in depreciation and cost capitalization
        methods (including deferred gains on property).......         (2,171.6)        (1,994.7)
  Other......................................................             (1.1)           (10.5)
                                                                   -----------     ------------
          Total gross deferred tax liabilities...............         (2,172.7)        (2,005.2)
                                                                   -----------     ------------
          Net deferred tax liability.........................     $   (1,038.4)     $    (951.4)
                                                                   ===========     ============

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

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The former parent of the Company has agreed to indemnify SPRC, SPT and its subsidiaries against any federal income tax liability that may be imposed on the Company or its 80%-owned subsidiaries for tax periods ending on or prior to October 13, 1988 ("the Acquisition Date"). Years prior to 1984 are closed.
SPRC agreed to pay or cause SPT and its subsidiaries to pay to the former parent any refund of federal income taxes attributable to the 80%-owned subsidiaries received by SPRC, SPT or its subsidiaries after the Acquisition Date for any tax period ending on or prior to the Acquisition Date. Further, the former parent also agreed to indemnify SPRC, SPT and its subsidiaries, at least in part, for state, local and other taxes in respect of periods to and including the Acquisition Date, but only to the extent that such taxes are due or reportable for periods prior to the Acquisition Date.

     The intercompany tax allocation agreement between the Company and SPRC, which became effective following the closing of the Acquisition, was amended effective January 1, 1992, to provide that SPT and its subsidiaries will pay to SPRC the lesser of either the amount equal to that which the Company would have paid (or received) had the Company filed a separate consolidated tax return or which SPRC would pay as current taxes.

      SPRC's consolidated federal income tax returns, in which the Company is included, for the period October 14, 1988 through 1990, have been examined and are currently being considered by the Appeals Office of the Internal Revenue Service ("IRS") regarding various unagreed issues. SPRC's consolidated Federal income tax returns are currently being examined for the tax years 1991 through 1993. Management believes adequate provision has been made for any potential adverse result.

     The IRS's audit of RGH's returns, in which D&RGW is included, for 1983 and the period ended October 31, 1984, led to the issuance of a Notice of Deficiency in October 1992 for 1980, 1983 and the period ended October 31, 1984. The audit of the Anschutz Corporation ("TAC"), of which RGH and D&RGW were members from November 1, 1984, through October 13, 1988, also led to the issuance of a Notice of Deficiency for the 1979 and 1982 years as the result of the disallowance of net operating loss ("NOL") and investment tax credit carrybacks from the July 31, 1985 through July 31, 1987 periods. Both notices have been petitioned to the United State Tax Court. RGH does not expect a resolution of these cases in 1995. RGH's taxable periods from July 1, 1987 through October 13, 1988, included in the consolidated returns of TAC are currently under IRS audit as part of the TAC audit. However, management believes adequate reserves have been provided to cover any anticipated deficiencies for these tax years.

     As of December 31, 1994, the Company had approximately $1.2 billion of NOLs that will expire in 2003 through 2008. The NOLs are subject to review and possible disallowance, in whole or in part, by the IRS upon audit of the Federal income tax returns of the Company.

     Section 382 of the Internal Revenue Code of 1986, as amended, limits a corporation's utilization of its NOLs when certain changes in the ownership of the corporation's stock occur within a three-year period. Such a change has occurred with respect to SPRC and therefore the Company will be permitted to deduct a limited amount of its NOLs in each taxable year, commencing with the year ending December 31, 1994. The Company currently does not expect, however, that the limitation imposed under Section 382 will have a material adverse impact on the Company's ability to utilize its NOLs prior to their expiration. Nevertheless, the limitation could under certain circumstances delay the Company's utilization of its NOLs and thereby increase the current portion of the Company's Federal income taxes. Further, the limitation under certain circumstances could also cause a portion of the Company's NOLs to expire unutilized.

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.   REDEEMABLE PREFERENCE SHARES OF A SUBSIDIARY

     SSW, a 99.9%-owned subsidiary of SPT, originally issued $53.5 million ($48.5 million Series A and $5.0 million Series B) of SSW's non-voting redeemable preference shares. The current carrying amount on the balance sheets at December 31, 1994 and 1993 reflects the outstanding balances of the redeemable preference shares of $44.2 million and $46.0 million, respectively.

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

     Mandatory redemptions and mandatory dividends of Series A and Series B shares scheduled for payment during each of the five years subsequent to 1994 are $4.2 million per year.

     The Series A and Series B shares restrict certain dividend payments by SSW to its common and preferred shareholders. Under these provisions, at December 31, 1994, $53.2 million of SSW's historical cost basis retained income was not restricted. No estimate of the fair value of the preference shares was made by the Company.


8.   CAPITAL AND DEBT TRANSACTIONS

     In August 1993 and March 1994 SPRC closed the offering and sale of 30,783,750 shares and 25,000,000 shares of common stock, respectively. In connection with these offerings, the Company issued 200 shares of common stock in 1993 and 150 shares of common stock in 1994 for consideration of $445.5 million and $294.4 million from SPRC, respectively. Proceeds from these transactions were used to repay debt, purchase equipment operated pursuant to operating leases and for general corporate purposes.

     In 1993 and 1994, D&RGW paid dividends of $46.7 million and $53.8 million to RGH, respectively.

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.    LEASES

     The Company leases certain freight cars, locomotives, data processing equipment and other property. Future minimum lease payments under noncancellable leases as of December 31, 1994 are summarized as follows (in millions):

                                                                       Capital                  Operating
                                                                       Leases                   Leases
                                                                       -------                  ---------
YEAR ENDED DECEMBER 31,
1995..........................................................         $ 24.3                   $152.7
1996..........................................................           44.5                    140.2
1997..........................................................           40.9                    130.3
1998..........................................................           39.8                    121.8
1999..........................................................           46.7                    106.5
Thereafter....................................................          503.9                    349.4
                                                                       ------                  -------
Total minimum payments........................................          700.1                 $1,000.9
                                                                                              ========
Less amount representing interest (at rates
ranging from 7.2% to 13.1%)...................................         (367.5)
                                                                       -------
Present value of minimum lease payments.......................         $332.6
                                                                       =======

     Rental expense for noncancellable operating leases with terms over one year was $168.7 million, $156.5 million and $117.6 million for the years ended December 31, 1994, 1993 and 1992, respectively. Contingent rentals and sublease rentals were not significant.

     In late 1993 and 1994, as part of a program to upgrade its locomotive fleet, the Company acquired 150 new locomotives, 17 of which were delivered in the last quarter of 1993 with the balance delivered in 1994. Additionally, the Company acquired 133 remanufactured locomotives of which 115 were delivered in 1994 and the balance in early 1995. These locomotives were financed by capital leases (for which the total capitalized lease obligation in 1994 was
approximately $221 million).    The Company acquired through capital lease
financing approximately 1,400 freight cars (700 newly manufactured and 700 remanufactured) for which the total capitalized lease obligation in 1994 was approximately $56 million. The Company also received approximately 1,600 additional reconditioned freight cars in 1994 on which it expects to complete capital lease financing in 1995. In addition, the Company acquired 350 used freight cars in 1994 under operating leases.

     The Company has ordered an additional 206 AC powered locomotives to be financed by capitalized lease financing that are scheduled to be delivered during the second and third quarters of 1995. In addition, the Company has ordered 920 new hopper cars and expects to receive approximately 1,500 reconditioned freight cars in 1995. The Company expects to finance these acquisitions though capitalized lease financing. The total expected capitalized lease obligation to be incurred in 1995, including the 1,600 reconditioned freight cars received in 1994 for which financing is scheduled to be arranged in 1995, is approximately $400 million.

     In 1984, the Company entered into a long-term lease agreement with the ports of Los Angeles and Long Beach relating to the Company's Intermodal Container Transfer Facility (the "Facility"). Under the terms of the lease, the Company is obligated to make certain future minimum lease payments and is subject to additional contingent rentals which are based

                  SOUTHERN CALIFORNIA TRANSPORTATION COMPANY
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

on the annual volume of container movement at the Facility. The minimum lease payments, ranging from approximately $3.9 million to $4.5 million for 1995 and 1996, respectively, are included in the table above. However, for each five-year period from 1987 through 2036, the amount of the annual minimum lease payments and contingent rentals will be determined by the ports based on independent appraisals of the fair rental value of the property and, therefore, no amounts are included in the above table for such years. The 1994 expense was $7.6 million.

     The Company leases operating rights on track owned by other railroads and shares costs of transportation facilities and operations with other railroads. These include rights on Union Pacific lines between Kansas City and St. Louis and on Burlington Northern Railroad Company lines between Kansas City and Chicago. The Company has the right to terminate its usage with certain notice periods. Net rent expense for trackage rights was $6.4 million in 1994, $1.9 million in 1993 and $13.0 million in 1992. The 1993 amount includes the benefit of the negotiated settlement of a joint facility case of approximately $10 million.

     The Company pays for the use of transportation equipment owned by others and receives income from others for the use of its equipment. It also shares the cost of other transportation facilities with other railroads. Rental expense and income from equipment and the operation of joint facilities are included in operating expenses on a net basis. Total net equipment lease, rent and car hire expense was $331 million, $341 million and $301 million for 1994, 1993 and 1992, respectively.


10.  EMPLOYEE BENEFIT AND COMPENSATION PLANS

     Pension Plan. The Company is a participating employer under the SPRC Pension Plan (the "SPRC Pension Plan"). The SPRC Pension Plan is a defined benefit noncontributory pension plan covering primarily employees not covered by a collective bargaining agreement. The SPRC Pension Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). Pension benefits for normal retirement are calculated under a formula which utilizes average compensation, years of benefit service and Railroad Retirement and Social Security pay levels. The Company's funding policy is to contribute each year an amount not less than the minimum required contribution under ERISA nor greater than the maximum tax deductible contribution. The assets of the SPRC Pension Plan consist of a variety of investments including U.S. Government and agency securities, corporate stocks and bonds and money market funds.

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The following summarizes the components the Company's net periodic pension cost under the provisions of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" (in millions):

                                                             YEAR ENDED DECEMBER 31,
                                                      -------------------------------------
                                                          1994          1993         1992
                                                      -----------   ----------   ----------
Service costs - benefits covered during the year...       $  5.1       $  5.5       $  4.9
Interest cost on projected benefit obligation......         29.9         31.2         31.5
Actual (return)/loss on plan assets................          0.7        (40.1)       (17.6)
Net amortization and deferral......................        (32.0)         7.5        (16.1)
                                                          ------       ------       ------
   Net periodic pension cost.......................       $  3.7       $  4.1       $  2.7
                                                          ======       ======       ======

       The following summarizes the funded status and amounts recognized in the Company's consolidated balance sheets for the SPRC Pension Plan (in millions):

                                                                                  DECEMBER 31,
                                                                          --------------------------
                                                                               1994             1993
                                                                          ---------         --------
Actuarial present value of benefit obligations
       Vested benefits................................................    $   335.1         $  366.0
       Non-vested benefits............................................          6.0              7.8
                                                                          ---------         --------
       Accumulated benefit obligation.................................    $   341.1         $  373.8
                                                                          =========         ========
Projected benefit obligation..........................................    $   376.9         $  420.8
Fair value of assets in plan..........................................        328.3            363.2
                                                                          ---------         --------
Projected benefit obligation in excess of plan assets.................        (48.6)           (57.6)
Unrecognized transition amount........................................         (3.9)            (4.6)
Unrecognized gain or loss.............................................          7.8             20.7
Unrecognized prior service cost.......................................          4.3              4.8
                                                                          ---------         --------
   Net pension liability included in the balance sheet................    $   (40.4)        $  (36.7)
                                                                          =========         ========

     The following summarizes the significant assumptions used in accounting for the SPRC Pension Plan:

                                                                                         DECEMBER 31,
                                                                               ------------------------------
                                                                               1994         1993         1992
                                                                               ----         ----         ----
Weighted average discount rate........................................         8.5%         7.25%        8.0%
Expected rate of increase in future compensation
levels................................................................         6.0%         6.0%         6.0%
Weighted average expected long-term rate of return on
plan assets...........................................................         9.0%         9.0%         9.0%

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Thrift Plan. SPRC has established a defined contribution plan (the "SPRC Thrift Plan") as an individual account savings and investment plan primarily for employees of SPRC who are not subject to a collective bargaining agreement. Eligible participants may contribute a percentage of their compensation and the Company also contributes using a formula based on participant contributions.

     Post-retirement Benefits Other Than Pensions. The Company sponsors several plans which provide health care and life insurance benefits to retirees who have met age and service requirements. The contribution rates that are paid by retirees are adjusted annually to offset increases in health care costs, if any, and fix the amounts payable by the Company. The life insurance plans provide life insurance benefits for certain retirees. The amount of life insurance is dependent upon length of service, employment dates and several other factors and increases in coverage beyond certain minimum levels are borne by the employee. Prior to January 1, 1993, the Company's policy was to expense and fund the cost of all retiree welfare benefits only as the benefits were payable.

     The Company adopted FAS No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions", effective January 1, 1993. The effect of adopting FAS No. 106 on net income and the net periodic benefit cost (expense) for 1993 was a charge to earnings of $168.5 million (less income taxes of $64.3 million). The Company's policy continues to be to fund the cost of all retiree welfare benefits only as the benefits are payable. Accordingly, there are no plan assets.

     The following table summarizes the plan's accumulated post-retirement benefit obligation (in millions):

                                                                    DECEMBER 31,
                                            ---------------------------------------------------------------
                                                         1994                            1993
                                            ----------------------------    -------------------------------
                                            HEALTH      LIFE                  HEALTH      LIFE
                                            CARE      INSURANCE   TOTAL        CARE     INSURANCE    TOTAL
                                            ------  ------------ -------    ---------  -----------  -------
Retirees.................................   $41.1     $92.0       $133.1      $47.2     $107.7      $154.9
Fully eligible plan participants.........     8.6       5.4         14.0       10.9        7.7        18.6
                                            -----     -----       ------      -----     ------      ------
Accumulated post-retirement benefit
         obligation......................   $49.7     $97.4       $147.1      $58.1     $115.4      $173.5
                                            =====     =====                   =====     ======
Unrecognized net gain (loss).............                           13.7                              (8.4)
Plan amendment...........................                            4.1                               4.3
                                                                   -----                             -----
Accrued post-retirement benefit cost
         included in other liabilities...                         $164.9                            $169.4
                                                                   =====                             =====

     As of December 31, 1994 and 1993, the current portion of accrued post-retirement benefit cost was approximately $16.3 million and $20.6 million, respectively, and the long-term portion was approximately $148.6 million and $148.8 million, respectively.

     The net periodic post-retirement benefit costs include the following components (in millions):

                                                1994    1993
                                               ------   -----
Service cost................................   $ 0.8    $ 0.7
Interest cost...............................    12.0     12.7
Amortization of plan amendment..............    (0.2)       -
                                               -----    -----
Net periodic post-retirement benefit cost...   $12.6    $13.4
                                               =====    =====

     For measurement purposes, the Company has not assumed an annual rate of increase in the per capita cost of covered benefits for future years since the Company has limited its future contributions to current levels. The weighted average

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

discount rate used in determining the benefit obligation was 8.5 percent.

     Post-employment Benefits. In November 1992, the FAS issued Statement No. 112 "Employers' Accounting for Post-employment Benefits". FAS 112 requires employers to recognize the obligation to provide benefits to former or inactive employees after employment but before retirement, if certain conditions are met. Effective January 1, 1994, the Company adopted FAS 112 and recorded a $9.8 million pre-tax charge ($6.0 million after tax). The Company's policy continues to be to fund the cost of post-employment benefits as the benefits are payable.

     1990-1994 Long-Term Earnings Growth Incentive Plan and Annual Incentive Compensation Plans. Certain officers of the Company were covered by the 1990-1994 Long-Term Earnings Growth Incentive Plan of the Company. The 1992 and 1993 Annual Incentive Compensation Plans covered all exempt employees of the Company. Based on the provisions of these plans, no amounts were paid or charged to expense in 1994, 1993 or 1992.

     Equity Incentive Plan. The SPRC Compensation Committee has authorized a grant of stock bonuses under SPRC's Equity Incentive Plan covering up to 1,555,000 shares of SPRC Common Stock, in the aggregate, to 28 key executive employees of the Company, contingent upon the attainment of certain pre-established corporate financial and individual performance objectives. A portion of each stock bonus grant is subject to the achievement of an operating ratio for SPRC of 89.5 for 1994, 88.0 for 1995, 85.0 for 1996, or 83.0 for
1997, as well as individual performance objectives during those same years. If the required SPRC operating ratio for any year is not achieved, or if the required individual performance objectives are not achieved, the SPRC Compensation Committee of the Board of Directors may in its discretion award a portion of such shares. In 1994, the Company charged to expense approximately $7.5 million representing the value of approximately 413,000 shares which were awarded in January 1995 pursuant to the Equity Incentive Plan.


11.  RELATED PARTIES

     The Company has maintained separate accountability for the operating activities of its principal railroad subsidiaries as to the sharing of freight revenues and charges for use of railroad equipment and joint facilities. Interline accounts receivable and payable continue to be settled through the traditional clearing process between railroads. The railroads are coordinating and, where appropriate, consolidating the marketing, administration, transportation and maintenance operations of the railroads.

     The Company paid $1.3 million, $6.8 million and $4.2 million in 1994, 1993, 1992, respectively, to SP Environmental Systems, Inc. ("SPES"), a wholly-owned subsidiary of SPRC, for professional services regarding environmental matters, excluding services provided by third parties billed through SPES.

     Subsidiaries of Anschutz Company perform specific services for the Company, primarily relating to the purchase and administration of locomotive fuel and fuel futures contracts and fiber optic telecommunications. The amount paid by the Company in 1994 for these transactions was $7.9 million. The Company believes that the terms of the transactions are comparable to those that could be obtained from unaffiliated parties.


12.  COMMITMENTS AND CONTINGENCIES

     The Company is dependent upon its rail operations and real estate activities to meet its debt obligations, to make payments to buy-out surplus employees, to make capital expenditures and to pay dividends or make advances to SPRC in order for SPRC to make principal and interest payments relating to the $375 million 9-3/8% Senior Notes due 2005. The various debt agreements of the Company contain restrictions as to payment of dividends to SPRC. The Company is permitted

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

to make advances or dividends to its parent in order for certain specified interest to be paid by its parent.

     On November 4, 1993, the Company and Integrated Systems Solutions Corporation ("ISSC"), a subsidiary of IBM, entered into a ten-year agreement under which ISSC will handle all of the Company's management information services ("MIS") functions. These include systems operations, application development and implementation of a disaster recovery plan. Pursuant to the agreement, the Company is obligated to pay annual base charges of between $45 million and $50 million (which covers, among other things, payments for MIS equipment and personnel) over a ten-year period subject to adjustments for cost of living increases and variations in the levels of service provided under the agreement.

     Inherent in the operations of the transportation and real estate business is the possibility that there may exist environmental conditions as a result of current and past operations which might be in violation of various federal and state laws relating to the protection of the environment. In certain instances, the Company has received notices of asserted violation of such laws and regulations and has taken or plans to take steps to address the problems cited or to contest the allegations of violation. The Company has recorded reserves to provide for environmental costs on certain operating and non-operating properties. Environmental costs include site remediation and restoration on a site-by-site basis, as well as costs for initial site surveys and environmental studies of potentially contaminated sites. The Company has made and will continue to make substantial expenditures relating to environmental conditions on its properties, including properties held for sale. In assessing its potential environmental liabilities, the Company typically causes on-going examinations of newly identified sites and evaluations of existing clean-up efforts to be performed by environmental engineers. These assessments which usually consider a combination of factors such as the engineering reports, site visits, area investigations and other steps, are reviewed periodically by counsel. Due to uncertainties as to various issues such as the required level of remediation and the extent of participation in clean-up efforts by others, the Company's total clean-up costs for environmental matters cannot be predicted with certainty. The Company has accrued reserves for environmental matters with respect to operating and non-operating properties not held for sale, as well as certain properties previously sold, based on the costs estimated to be incurred when such estimated amounts (or at least a minimum amount) can be reasonably determined based on information available. During the years ended December 31, 1994, 1993 and 1992, the Company recognized expenses of $15.4 million, $11.8 million and $8.0 million, respectively, related to environmental matters. At December 31, 1994 and 1993 the Company had accrued reserves for environmental contingencies of $65.0 million and $61.7 million, respectively, which includes $13.2 million and $16.5 million, respectively, in current liabilities. These reserves relate to estimated liabilities for operating and non-operating properties not held for sale and certain properties previously sold and were exclusive of any significant future recoveries from insurance carriers. Based on the Company's assessments described above, other available information and the amounts of the Company's established reserves, management does not believe that disposition of environmental matters known to the Company will have a material adverse effect on the Company's financial position. However, there can be no assurance that material liabilities or costs related to environmental matters will not be incurred in the future.

     A substantial portion of the Company's railroad employees are covered by collective bargaining agreements with national railway labor organizations that are organized along craft lines. These agreements are generally negotiated on a multi-employer basis with the railroad industry represented by a bargaining committee. The culmination of various Presidential and legislative events in 1992 resulted in the Company negotiating most of its labor agreements separately. Certain of the wage agreements obtained in 1991, 1992 and 1993 have reduced the effects of inflation on operating costs but provide for cost of living increases beginning in 1995. A substantial number of the labor agreements expire and are subject to renegotiation in 1995.

     To ensure stability of its fuel costs, the Company has entered into fuel hedging agreements covering approximately 95% of its 1995 estimated fuel needs at an average purchase price of $.49 per gallon (excluding handling costs). However, in the event that fuel prices decline below the average purchase price under the hedging agreements, the Company will not receive any benefit from these fuel hedging agreements and may in fact pay more for fuel than it would have paid in the absence of such agreements.

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     As a condition to its approval of the consolidation of Union Pacific, Missouri Pacific Railroad Company ("MP") and Western Pacific Railroad Company in 1982, the ICC awarded SSW trackage rights to operate over the MP lines between Kansas City and St. Louis. The ICC's initial decision did not fix the compensation SSW would pay for the trackage rights, which commenced in January 1983. After a series of hearings, the ICC set forth new principles to govern the computation of charges. Union Pacific has asserted a claim for additional amounts due against the Company of approximately $63 million (including interest) as of December 31, 1994 and filed a collection action in Federal
District Court.    In early  1995, the court issued an order finding that the
Company owes Union Pacific the amount of $60.99 million as of January 31, 1995 plus additional accrued amounts occurring since that date, but allowing the Company to pursue a counterclaim for losses due to alleged discrimination against the Company's trains using the joint facility. The Company and Union Pacific have agreed in principle concerning settlement of the litigation. Whether or not final agreement to settle on the proposed terms is reached, the Company's payment to Union Pacific will be substantial. Management has made adequate provision for this matter in current liabilities in its financial statements.

     In July 1991, a derailment occurred near Dunsmuir, California. While certain aspects of the matter have not been resolved and the total amount of damages and related costs cannot be determined at this time, SPT is insured against most types of damages and related costs involved with the Dunsmuir derailment to the extent that they exceed $10 million. As of December 31, 1994, SPT has paid approximately $46.8 million related to the Dunsmuir derailment, of which $12 million was charged to expense primarily to cover the $10 million deductible. The balance has been or is in the process of being collected from insurance carriers. As of December 31, 1994, approximately $31.9 million has been recovered by SPT from insurers. SPT expects to recover substantially all additional damages and costs under its insurance policies. As a result, disposition of these matters is not expected to have a material adverse effect on the Company's financial condition.

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



13.  SUPPLEMENTAL CASH FLOW INFORMATION


                                                              DECEMBER 31,
                                                         ----------------------
                                                          1994    1993    1992
                                                         -----   ------  ------
                                                             (in millions)
Cash payments (refunds):
   Interest...........................................   $ 93.2   $72.7   $78.2
   Income taxes.......................................     61.6    60.6     9.3
Non-cash transactions:
   Sales of real estate for notes receivable..........     27.9      --      --
   Capital lease obligations for railroad equipment...    265.2    57.0      --

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.  RESTATED QUARTERLY DATA (UNAUDITED)

                                     FIRST            SECOND           THIRD           FOURTH
                                    QUARTER           QUARTER         QUARTER          QUARTER
                                ---------------    -------------   --------------   -------------
                                                             (in millions)
1994
   Operating revenues........         $ 742.1          $801.7          $801.5           $775.0
   Operating income..........            34.5            75.5            65.9             55.7
   Other income (expense)....             2.9             9.9            (3.2)           227.0 (c)
   Net income (loss) (a) ....           (45.9)           50.2            30.0            170.2 (c)
1993
   Operating revenues........         $ 671.9          $740.9          $748.5           $737.4
   Operating income (loss)...           (11.9)           27.2           (32.1)            (4.0)
   Other income (expense)....             6.2            (0.4)          (17.9)            23.2
   Net income (loss) (b) ....          (119.6)           (2.1)          (69.0)            (2.3)

------------
 (a) First quarter 1994 data includes an extraordinary charge of $6.0 million (net of taxes) for the change in accounting for post-employment benefits (FAS 112).

 (b) First quarter 1993 data includes an extraordinary charge of $104.2 million (net of taxes) for the change in accounting for post-retirement benefits other than pensions (FAS 106).

 (c) Fourth quarter 1994 data includes a pre-tax gain of approximately $227 million on the sale of the Alameda Corridor.

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                           AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.  HISTORICAL STATEMENTS OF OPERATIONS

  Effective October 1, 1994, the stock of D&RGW was contributed to the Company. The historical results of operations of SPT and its subsidiaries including D&RGW commencing October 1, 1994 are as follows for the years ended December 31, 1994, 1993, and 1992:


                                                                1994            1993            1992
                                                             ---------       ---------       ---------
                                                                             (in millions)
Operating Revenues........................................    $2,825.0        $2,550.7        $2,523.8
Operating Expense.........................................     2,644.4         2,604.6         2,548.5
                                                             ---------       ---------       ---------
Operating Income (Loss)...................................       180.6           (53.9)          (24.7)
                                                             ---------       ---------       ---------
Other Income..............................................       239.0             8.6           292.1
                                                             ---------       ---------       ---------
Interest Expense..........................................       115.9           101.5            89.2
                                                             ---------       ---------       ---------
Income (Loss) Before Income Taxes.........................       303.7          (146.8)          178.2
                                                             ---------       ---------       ---------
Income Tax (Benefit)......................................       120.9           (40.9)           68.7
                                                             ---------       ---------       ---------
Net Income (Loss) Before Cumulative Effect of Change in
  Accounting..............................................       182.8          (105.9)          109.5
                                                             ---------       ---------       ---------
Cumulative Effect of Change in Accounting.................        (4.0)          (98.9)             --
                                                             ---------       ---------       ---------
Net Income (Loss).........................................  $    178.8      $   (204.8)       $  109.5
                                                            ==========      ==========       =========


                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                           AND SUBSIDIARY COMPANIES

        SCHEDULE VIII.  VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                                BALANCE AT                                      BALANCE AT
                                                                BEGINNING       CHARGED TO                         END
                                                                  OF YEAR        EXPENSE        DEDUCTIONS       OF YEAR
                                                                -----------     -----------     -----------     -----------
                                                                                        (in millions)
YEAR ENDED DECEMBER 31, 1994
  Casualty and other claims..................................       $448.4           $146.8          $102.8          $492.4
  Post-retirement and post-employment benefit
    obligations..............................................        169.4             23.2            17.9           174.7
  Employee separation and relocation and other...............         60.3               --            48.8            11.5
                                                                  --------         --------        --------        --------
  Total......................................................       $678.1           $170.0          $169.5          $678.6
                                                                  ========         ========        ========        ========
YEAR ENDED DECEMBER 31, 1993 (RESTATED)
  Casualty and other claims..................................       $467.6           $157.7          $176.9          $448.4
  Post-retirement benefit obligation.........................           --            181.9            12.5           169.4
  Employee separation and relocation and other...............        113.2              2.5            55.4            60.3
                                                                  --------         --------        --------        --------
  Total......................................................       $580.8           $342.1          $244.8          $678.1
                                                                  ========         ========        ========        ========
YEAR ENDED DECEMBER 31, 1992 (RESTATED)
  Casualty and other claims..................................       $481.0           $147.7          $161.1          $467.6
  Employee separation and relocation and other...............        195.9               --            82.7           113.2
                                                                  --------         --------        --------        --------
  Total......................................................       $676.9           $147.7          $243.8          $580.8
                                                                  ========         ========        ========        ========


                                 EXHIBIT INDEX

          EXHIBITS:
          ---------

             21.1     Subsidiaries

             27       Financial Data Schedule