Form 10-Q
period 1995-03-31
SOUTHERN PACIFIC TRANSPORTATION CO
filed 1995-05-12
CIK 92259

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                                       OR


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

                         Commission file number 1-6146

                    SOUTHERN PACIFIC TRANSPORTATION  COMPANY
             (Exact name of registrant as specified in its charter)

                Delaware                                 94-6001323W
        ----------------------------                  -----------------
        (State or other jurisdiction                  (I.R.S. employer
        of organization)                              identification no.)

                           Southern Pacific Building
                               One Market Plaza
                           San Francisco, CA  94105
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

                              Yes   X      No
                                   ---         ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                             Outstanding
               Class                                      at April 30, 1995
  -----------------------------------                   ---------------------
    Common stock, without par value                         1,350 shares

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS

       SOUTHERN PACIFIC TRANSPORTATION COMPANY AND SUBSIDIARY COMPANIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                MARCH 31,    DECEMBER 31,
                                                  1995           1994
                                              ------------   ------------
                                                     (in millions)
                   ASSETS
                   ------
CURRENT ASSETS
  Cash and cash equivalents...................  $      -       $   54.4
  Accounts and notes receivable, net of
    allowance for doubtful accounts...........     170.7          176.6
  Notes receivable from Rio Grande
    Receivables, Inc..........................      83.1           96.1
  Materials and supplies, at cost.............      73.1           71.1
  Other notes receivable......................       7.5            7.2
  Other current assets........................      65.1           62.6
                                                --------       --------
    Total current assets......................     399.5          468.0
                                                --------       --------
PROPERTY, AT COST
  Roadway and structures......................   5,806.0        5,800.6
  Railroad equipment..........................   1,917.3        1,871.5
  Other property..............................     243.0          239.1
                                                --------       --------
    Total property............................   7,966.3        7,911.2
  Less accumulated depreciation and
    amortization..............................   2,759.2        2,779.2
                                                --------       --------
    Property, net.............................   5,207.1        5,132.0
                                                --------       --------
OTHER ASSETS AND DEFERRED CHARGES
  Notes receivable and other investments......      96.4           95.3
  Other assets and deferred charges...........      98.2           94.1
                                                --------       --------
    Total other assets........................     194.6          189.4
                                                --------       --------
    Total assets..............................  $5,801.2       $5,789.4
                                                ========       ========

                                                              (Continued)

    See accompanying notes to consolidated condensed financial statements.

       SOUTHERN PACIFIC TRANSPORTATION COMPANY AND SUBSIDIARY COMPANIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                    MARCH 31,    DECEMBER 31,
                                                      1995           1994
                                                  ------------   ------------
                                                         (in millions)
       LIABILITIES AND STOCKHOLDER'S EQUITY
       ------------------------------------
CURRENT LIABILITIES
  Accounts and wages payable......................  $  128.9       $  151.0
  Accrued payables................................     121.1          137.1
  Current portion of long-term debt...............      60.8           59.5
  Redeemable preference shares of a subsidiary....       1.9            1.9
  Other current liabilities.......................     605.3          629.3
                                                    --------       --------
    Total current liabilities.....................     918.0          978.8
                                                    --------       --------

ADVANCES PAYABLE TO PARENT........................      32.5              -
                                                    --------       --------

LONG-TERM DEBT....................................     774.6          725.3
                                                    --------       --------

DEFERRED INCOME TAXES.............................   1,044.2        1,038.4
                                                    --------       --------

OTHER LIABILITIES.................................     702.2          720.5
                                                    --------       --------

REDEEMABLE PREFERENCE SHARES OF A
  SUBSIDIARY......................................      41.9           42.3
                                                    --------       --------
STOCKHOLDER'S EQUITY
   Common Stock...................................     424.9          424.9
   Additional paid-in capital.....................   1,090.1        1,090.1
   Retained income................................   1,491.9        1,488.2
   Advances to parent                                 (719.1)        (719.1)
                                                    --------       --------
     Total stockholder's equity...................   2,287.8        2,284.1
                                                    --------       --------

     Total liabilities and stockholder's equity...  $5,801.2       $5,789.4
                                                    ========       ========

    See accompanying notes to consolidated condensed financial statements.

       SOUTHERN PACIFIC TRANSPORTATION COMPANY AND SUBSIDIARY COMPANIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                        THREE MONTHS
                                                       ENDED MARCH 31,
                                                   ------------------------
                                                    1995              1994
                                                   ------            ------
                                                   (IN MILLIONS) (RESTATED)
OPERATING REVENUES
  Railroad.......................................  $744.3            $726.1
  Other..........................................    16.1              16.0
                                                   ------            ------
    Total........................................   760.4             742.1
                                                   ------            ------
OPERATING EXPENSES
   Railroad......................................   718.4             692.3
   Other.........................................    15.3              15.3
                                                   ------            ------
     Total.......................................   733.7             707.6
                                                   ------            ------

OPERATING INCOME.................................    26.7              34.5
                                                   ------            ------
OTHER INCOME
  Gains from sales of property...................    15.8              10.5
  Real estate rentals, net.......................     5.1               4.8
  Interest income................................     1.7               0.9
  Other income (expense), net....................   (19.0)            (13.3)
                                                   ------            ------
    Total........................................     3.6               2.9
                                                   ------            ------

INTEREST EXPENSE.................................    24.1              28.2
                                                   ------            ------

INCOME BEFORE INCOME TAXES.......................     6.2               9.2
                                                   ------            ------
INCOME TAXES
  Current........................................     0.1              61.1
  Deferred.......................................     2.4             (57.4)
                                                   ------            ------
    Total........................................     2.5               3.7
                                                   ------            ------
INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING...........................     3.7               5.5

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR
  POST-EMPLOYMENT BENEFITS IN 1994
  (Net of income tax benefits of $3.8)...........       -              (6.0)
                                                   ------            ------
NET INCOME (LOSS)................................  $  3.7            $ (0.5)
                                                   ======            ======

    See accompanying notes to consolidated condensed financial statements.

       SOUTHERN PACIFIC TRANSPORTATION COMPANY AND SUBSIDIARY COMPANIES
           CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDER'S EQUITY
                                  (UNAUDITED)

                       THREE MONTHS ENDED MARCH 31, 1995

                                              COMMON STOCK
                                         ----------------------    ADDITIONAL                 ADVANCES
                                          NUMBER OF                 PAID-IN      RETAINED        TO
                                           SHARES       AMOUNT      CAPITAL       INCOME       PARENT       TOTAL
                                         ----------   ----------   ----------   ----------   ----------   ----------
                                                           (IN MILLIONS, EXCEPT NUMBER OF SHARES)

BALANCES AT DECEMBER 31, 1994.......          1,350       $424.9     $1,090.1     $1,488.2      $(719.1)    $2,284.1

NET INCOME..........................              -            -            -          3.7            -          3.7
                                              -----       ------     --------     --------      -------     --------

BALANCES AT MARCH 31, 1995..........          1,350       $424.9     $1,090.1     $1,491.9      $(719.1)    $2,287.8
                                              =====       ======     ========     ========      =======     ========



    See accompanying notes to consolidated condensed financial statements.

       SOUTHERN PACIFIC TRANSPORTATION COMPANY AND SUBSIDIARY COMPANIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                         THREE MONTHS
                                                                        ENDED MARCH 31,
                                                                   ------------------------
                                                                    1995              1994
                                                                   ------            ------
                                                                   (in millions) (restated)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss).............................................   $  3.7            $ (0.5)
                                                                   ------            ------
  Adjustments to net income (loss):
    Gains from sales of property................................    (15.8)            (10.5)
    Depreciation and amortization...............................     63.1              61.1
    Deferred income taxes.......................................      2.4             (61.3)
    Cumulative effect of change in accounting for post-
      employment benefits in 1994...............................        -               9.8
    Other adjustments...........................................    (67.1)            (65.0)
                                                                   ------            ------
      Total adjustments.........................................    (17.4)            (65.9)
                                                                   ------            ------
    Net cash used for operating activities......................    (13.7)            (66.4)
                                                                   ------            ------

CASH FLOWS FROM INVESTING ACTIVITIES
  Property sold and retired.....................................     17.9              14.2
  Capital expenditures..........................................    (77.2)            (55.3)
  Change in notes receivable and other investments, net.........     (3.7)             (2.4)
                                                                   ------            ------
  Net cash used for investing activities........................    (63.0)            (43.5)
                                                                   ------            ------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of debt, net of costs..................        -              54.4
  Debt and revolver drawdown (repayment), net...................     (9.8)           (190.7)
  Advances to parent, net.......................................     32.5             (17.3)
  Dividends paid................................................        -             (53.8)
  Proceeds from issuance of stock, net of costs.................        -             294.4
  Redeemable preference shares repayment........................     (0.4)             (0.4)
                                                                   ------            ------
    Net cash provided by financing activities...................     22.3              86.6
                                                                   ------            ------

NET CHANGE IN CASH AND CASH EQUIVALENTS.........................    (54.4)            (23.3)

CASH AND CASH EQUIVALENTS - BEGINNING OF
  THE PERIOD....................................................     54.4              51.7
                                                                   ------            ------

CASH AND CASH EQUIVALENTS - END OF THE
  PERIOD........................................................   $    -            $ 28.4
                                                                   ======            ======

    See accompanying notes to consolidated condensed financial statements.

       SOUTHERN PACIFIC TRANSPORTATION COMPANY AND SUBSIDIARY COMPANIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                MARCH 31, 1995
                                  (UNAUDITED)


(1)  OWNERSHIP AND PRINCIPLES OF CONSOLIDATION
     -----------------------------------------

     Southern Pacific Transportation Company ("SPT") is a wholly-owned subsidiary of Southern Pacific Rail Corporation ("SPRC"); therefore, per share data are not shown in the accompanying consolidated condensed financial statements. As used in this document, the Company refers to SPT together with its subsidiaries. The consolidated financial statements are prepared on the historical cost basis of accounting and include the accounts of SPT and all significant subsidiary companies, including St. Louis Southwestern Railway Company ("SSW"), the Denver and Rio Grande Western Railroad Company ("D&RGW")
and SPCSL Corp. ("SPCSL"), on a consolidated basis.   SPRC transferred ownership
of D&RGW to SPT effective October 1, 1994 by a contribution to capital. The consolidated financial statements have been restated to reflect the combined results of operations and cash flows of the companies for prior periods presented. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the
year ended December 31, 1994.   In the opinion of management, all adjustments
(consisting of normal, recurring accruals) necessary for a fair presentation of interim period results have been included. However, these results are not necessarily indicative of results for a full year.


(2)  SUPPLEMENTAL CASH FLOW INFORMATION
     ----------------------------------

                                                THREE MONTHS
                                               ENDED MARCH 31,
                                               ---------------
                                                1995     1994
                                               ------   ------
                                                (IN MILLIONS)

        CASH PAYMENTS:
          Interest.........................     $ 4.6    $23.7

        NON-CASH TRANSACTIONS:
          Capital lease obligations for
            railroad equipment.............      60.4      8.6

(3)  OTHER
     -----


     In November 1994, the Burlington Northern Railroad Company ("BN") and the Atchison, Topeka & Santa Fe Railway Company ("ATSF") filed an application with the Interstate Commerce Commission ("ICC") for approval of a proposed merger of the two companies. The BN/ATSF application is currently pending before the ICC. In connection with the proposed merger, on April 13, 1995, the Company entered into an agreement with BN and ATSF to provide trackage and haulage rights over portions of each other's rail lines, effective upon the completion of the proposed BN/ATSF merger. As a result of this agreement, the Company will not seek further conditions and will not oppose the proposed BN/ATSF merger.

     On March 31, 1995, the Company and Union Pacific entered into an agreement to settle the outstanding litigation, which was reported in the Company's Annual Report on Form 10-K for the period ending December 31, 1994, relating to the compensation SSW would pay for trackage rights over Union Pacific Railroad Company lines between Kansas City and St. Louis. Under the settlement agreement, the Company paid Union Pacific $30.76 million on April 3, 1995 and executed a note agreeing to pay Union Pacific $30.76 million, plus interest at 7%, on April 3, 1996. As a result of the settlement agreement, both parties agreed to dismiss their claims in the ICC and court proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- ---------------------

     Three Months Ended March 31, 1995 Compared to Three Months Ended March 31,
     --------------------------------------------------------------------------
     1994
     ----
     The Company had net income of $3.7 million for the first quarter of 1995 compared to a net loss of $0.5 million for the first quarter of 1994 (which included a $6.0 million charge for the cumulative effect of a change in accounting for post-employment benefits under Statement of Financial Accounting Standards ("FAS") No. 112 adopted by the Company effective January 1, 1994). The Company had operating income of $26.7 million for the first quarter 1995 compared to $34.5 million for the 1994 quarter. For the first quarter of 1995, railroad operating revenues increased 2.5% and railroad operating expenses increased 3.8% over the 1994 period.

Operating Revenues. In the first quarter of 1995, railroad operating revenues
- ------------------
increased $18.2 million, or 2.5%, compared to the first quarter of 1994. Railroad freight operating revenues increased $17.8 million, or 2.5%, due primarily to increased shipments of coal, metals and ores and intermodal traffic. Carloads for chemicals and petroleum products and forest products declined for the 1995 quarter compared to the 1994 quarter. Other railroad revenues (primarily switching and demurrage) increased $0.4 million during the first quarter of 1995 compared to the the 1994 quarter due primarily to the increase in traffic volume. For the first quarter of 1995, carloads increased 2.5% and revenue ton-miles increased 11.1% compared to the same period in 1994. The average net freight revenue per ton-mile for the first quarter of 1995 declined by 7.7% compared to the first quarter of 1994 due principally to an increase in traffic volume for commodities which generate lower revenue per ton-mile (e.g., coal and intermodal traffic).

      The following table compares traffic volume (in carloads), gross freight revenues (before contract allowances and adjustments) and gross freight revenue per carload by commodity group for the three months ended March 31, 1995 and 1994.

                  CARLOAD AND GROSS FREIGHT REVENUE COMPARISON
                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                                                                                          Gross Freight
                                           Carloads                  Gross Freight Revenues            Revenue per Carload
                                ------------------------------   ------------------------------   ------------------------------
                                  1995       1994     % Change     1995       1994     % Change     1995       1994     % Change
                                --------   --------   --------   --------   --------   --------   --------   --------   --------
INTERMODAL...................      172.8      163.6        5.6%    $205.1     $188.7        8.7%    $1,187     $1,153        2.9%
COAL.........................       87.0       74.3       17.1       82.9       70.7       17.3        953        952        0.1
CHEMICAL AND PETROLEUM
  PRODUCTS...................       77.3       88.4      (12.6)     142.4      156.1       (8.8)     1,842      1,766        4.3
FOOD AND AGRICULTURAL
  PRODUCTS...................       57.0       57.0          -       96.8       96.6        0.2      1,698      1,695        0.2
FOREST PRODUCTS..............       51.9       56.8       (8.6)     101.1      107.0       (5.5)     1,948      1,884        3.4
METALS AND ORES..............       49.1       43.7       12.4       71.7       69.4        3.3      1,460      1,588       (8.1)
CONSTRUCTION MATERIALS
  AND MINERALS...............       41.0       40.0        2.5       40.3       38.9        3.6        983        973        1.0
AUTOMOTIVE...................       18.8       17.6        6.8       44.4       46.0       (3.5)     2,356      2,611       (9.8)
                                   -----      -----                ------     ------
    TOTAL....................      554.9      541.4        2.5%    $784.7     $773.4        1.5%    $1,414     $1,428       (1.0)%
                                   =====      =====                ======     ======

        - Intermodal carloads and revenue for the first quarter 1995 increased over the same period in 1994 due to increased container-on-flatcar ("COFC") business with major steamship accounts. The increase in revenue per carload was due to an increase in length of haul for both COFC and trailer-on-flatcar traffic.

        - Coal carloadings and revenue increased for the 1995 period due to continued demand for the low-sulfur high-BTU content coal produced by Company-served mines. This demand was from both existing utility customers and new utility customers and was enhanced by the customers' ability to blend the low-sulfur coal with higher sulfur coal in order to satisfy requirements of the Clean Air Act.

        - Chemical and petroleum products carloads and revenue decreased during the first quarter of 1995. A portion of this decrease was attributable to reduced fertilizer traffic attributable to the flooding in California during January and March 1995, a longer than planned maintenance shutdown for a primary crude oil customer, and to a change in the classification of certain plastics traffic. Revenue per carload increased for the 1995 quarter over the 1994 quarter due primarily to changes in the commodity mix.

        - Forest products carloads and revenue decreased during the first quarter of 1995 due, in part, to reduced lumber and paper traffic caused by severe weather and flooding in California during the first quarter of 1995, to a slowdown in the construction markets affecting lumber traffic and to a strike by millworkers affecting paper traffic which ended in March 1995.

        - Carloads and revenue for metals and ores traffic increased in the first quarter of 1995 compared to the first quarter of 1994 due primarily to the startup of iron ore traffic between Minnesota and Utah in August 1994 and to a strong sulfuric acid market. Revenue per carload decreased for the 1995 period due to the higher share of lower-rated iron ore traffic in the commodity mix.

        - Construction materials and minerals carloads and revenue increased for the 1995 period due principally to increased demand for minerals shipments from existing shippers partially offset by limited growth for aggregates and cement shipments attributable to the severe weather and flooding in California during the first quarter of 1995.

        - Automotive carloads increased during the first quarter of 1995 compared to the first quarter of 1994 due to strong northbound shipments from Mexico. The decline in revenue and revenue per carload is due to competitive rate pressures.

Operating Expenses.  Railroad operating expenses for the first quarter of 1995
- ------------------
increased $26.1 million, or 3.8%, compared to the first quarter of 1994. The following table sets forth a comparison of the Company's railroad operating expenses during the three months ended March 31, 1995 and 1994.

                     RAILROAD OPERATING EXPENSE COMPARISON
                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                                   1995       1994     % Change
                                                 --------   --------   --------
                                                        (in millions)
                LABOR AND FRINGE BENEFITS......    $269.7     $273.6       (1.4)%
                FUEL...........................      62.1       57.5        8.0
                MATERIALS AND SUPPLIES.........      47.4       45.7        3.7
                EQUIPMENT RENTAL...............      77.1       81.9       (5.9)
                DEPRECIATION AND AMORTIZATION..      63.1       61.1        3.3
                OTHER..........................     199.0      172.5       15.4
                                                   ------     ------
                  TOTAL........................    $718.4     $692.3        3.8%
                                                   ======     ======




        - Labor and fringe benefit costs decreased $3.9 million, or 1.4%, for the first quarter of 1995 compared to the first quarter of 1994. The Company reduced employment by 1.0% to a total of 18,685 as of the end of March 1995 compared to 18,882 at the end of March 1994. The expense decrease includes an adjustment in the first quarter of 1995 to reflect reduced costs associated with non-agreement fringe benefits as well as reduced payroll taxes attributable to the reduced number of employees. Partially offsetting these expense reductions were increased labor costs attributable to the increase in traffic volume for the first quarter of 1995 compared to the first quarter of 1994. There was a 4.3% increase in train crew starts for the 1995 period over the 1994 period, while gross ton-miles increased 8.8%.

                Expressed as a percentage of operating revenues, labor and fringe benefit expenses declined to 35.5% for the first quarter of 1995 compared to 36.9% for the first quarter of 1994.

        - Fuel expenses increased $4.6 million, or 8.0%, for the first quarter of 1995 compared to the same period in 1994. The increase is a result of an increase in fuel consumption of 6.5% for the 1995 quarter compared to the 1994 quarter attributable to the increase in traffic volume, coupled with an increase in the average price per gallon of fuel (which includes handling and fuel hedging costs) from $.55 during the first quarter of 1994 to $.56 during the first quarter of 1995. Included in the first quarter 1995 fuel expense is $2.5 million related to fuel hedging contracts compared to $4.2 million for the 1994 quarter. While total fuel expense increased for the 1995 quarter, fuel efficiency also increased by approximately 4% as measured by gallons consumed per gross ton-mile.

        - Material and supplies expenses increased $1.7 million, or 3.7%, for the first quarter of 1995 compared to the first quarter of 1994 due primarily to increased freight car repair material and transportation safety equipment expenses.

        - Equipment rental costs decreased $4.8 million, or 5.9%, for the first quarter of 1995 compared to the first quarter of 1994. The decrease is primarily attributable to the conversion of freight car equipment from operating lease to capital lease late in 1994. In addition, short-term locomotive lease expenses were lower compared to the 1994 quarter. Partially offsetting these expense decreases was a $2.6 million increase in net car hire attributable to the increase in traffic volume.

        - Depreciation and amortization expense increased $2.0 million, or 3.3%, for the first quarter of 1995 due to an increase in the depreciable property base.

        - Other expenses increased $26.5 million, or 15.4%, for the first quarter of 1995 compared to the first quarter of 1994. This category of expense includes outside repairs and services, joint facility rent and maintenance costs, casualty costs and property and other taxes. Expenses in this category which increased significantly over the prior period were casualty costs, joint facility costs, purchased equipment repair costs and information system outsourcing costs. Casualty costs increased $10.1 million for the first quarter of 1995 compared to the 1994 quarter due primarily to the severe weather and flooding in California as well as to increased equipment costs associated with derailments during the first quarter of 1995. Partially offsetting these increased casualty costs was a $5 million insurance recovery received as a partial settlement of claims relating to the 1993 midwest flood. Joint facility costs increased $9.9 million due to increased billings for maintenance, increased interest rental payments as well as costs associated with a new haulage agreement for traffic between Memphis and Chicago. Purchased equipment repair costs increased $4.2 million and included increased freight car pool maintenance costs and increased power-by-the-mile costs. Information system outsourcing costs increased $2.1 million for the first quarter of 1995 compared to the same period in 1994.

Other Income and Interest Expense.  Other income was $3.6 million for the first
- ---------------------------------
quarter of 1995 compared to $2.9 million for the same period in 1994. The increased income was due primarily to a $5.3 million increase in gains on sales of property and a $0.8 million increase in interest income attributable to increased notes receivable from land and property sales. Partially offsetting the increased income for first quarter of 1995 were increased expenses of $4.8 million associated with the sale of accounts receivable. Interest expense was $24.1 million for the first quarter of 1995 compared to $28.2 million for the first quarter of 1994, a decrease of $4.1 million associated primarily with the repayment of the Company's $290 million Senior Secured Notes in December 1994, partially offset by increased interest expense associated with the higher level of capitalized lease obligations for new locomotives and freight cars outstanding during the first quarter of 1995 compared to the first quarter of 1994.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------


          The Company's business is capital intensive and requires on-going substantial expenditures for, among other things, improvements to roadway, structures and technology, acquisitions and repair of equipment, and maintenance of the rail system. During the first quarter of 1995, and for a number of years before that, the Company's railroad operations did not produce sufficient cash flows to meet its capital expenditure, debt service and other cash needs. As a result, the Company relied on proceeds from transit corridor, real estate and other asset sales, borrowings and other financings for these purposes.

          The capital and debt transactions completed over the last two years have substantially improved the Company's liquidity. The Company anticipates that, for the next few years, cash flows generated by rail operations, while expected to continue to improve, will be insufficient to meet its cash needs including acquisition of equipment and other necessary capital expenditures. In order to satisfy these cash flow requirements, as well as satisfy financial covenants in its credit facilities, the Company must continue to improve its operating results and obtain equipment financing while maintaining its bank credit facilities for use from time to time as required. In addition, in order to reduce the need for further borrowing, the Company expects to continue to sell real estate assets with substantial values that are not necessary to its transportation operations. However, levels of assets sales may vary substantially from period to period, which in turn can cause significant variations in the Company's net income or loss, cash flows and liquidity.

          As of March 31, 1995, the Company had no cash and cash equivalents. The Company had $300 million available under its revolving credit facility and $150 million available under a separate term loan facility.

          Continued implementation of the Company's strategic plan will require the ongoing availability of additional sources of funding, including secured equipment and capital lease financing to upgrade the Company's locomotive and railcar fleet, as well as borrowings under the Company's bank credit facilities. The Company will remain leveraged to a significant extent and its debt service and capital lease obligations will continue to be substantial.


                              Operating Activities
                              --------------------

          As shown in the Consolidated Condensed Statements of Cash Flows, cash used for operating activities was $13.7 million for the first quarter of 1995 compared to $66.4 million for the first quarter of 1994. The change between periods is due primarily to the net effect of changes in taxes and in accounts receivable and payable between periods based on the timing of receipts and payments. The Company expects to fund its operations (including scheduled interest and capital lease payments) over the next twelve months with cash from operations, property sales, secured equipment financing, capital leases and borrowings under its bank credit facilities.

          The Company had working capital deficits of $518.5 million and $541.6 million at March 31, 1995 and 1994, respectively. The decreased deficit is due primarily to increased receivables on hand at March 31, 1995 compared to March 31, 1994.

          The Company received cash proceeds from sales and retirements of real estate and other property totalling $17.9 million and $14.2 million for the first quarter of 1995 and 1994, respectively.



                              Capital Expenditures
                              --------------------

          Capital expenditures (exclusive of capital leases) for the first quarter of 1995 were $77.2 million compared to $55.3 million for the same period in 1994. The 1995 amount includes approximately $63.9 million for roadway and
structures and $8.0 million for rebuilt locomotives.   The 1994 amount includes
approximately $33.0 million for roadway and structures and $18.1 million for
rebuilt locomotives.   During the first quarter of 1995, the Company rebuilt 22
locomotives compared to 49 locomotives during the first quarter of 1994. The Company expects 1995 capital expenditures for railroad operations to be approximately $324 million (exclusive of capital leases).

          The Company is continuing its plan of expansion and upgrading of its locomotive and freight car fleets principally through capitalized lease financing. The Company received 18 remanufactured locomotives during the first quarter of 1995 and has 282 new locomotives on order to be delivered by year end 1995, 203 of which, along with 17 of the remanufactured locomotives, are being financed by capitalized lease financing and 76 to be acquired under an
operating lease with a purchase option.   During the first quarter of 1995, the
Company received 210 of 920 new hopper cars on order and 269 of 1,500 reconditioned freight cars with the remainder to be received by the end of 1995. The Company has completed capitalized lease financing for the 203 new locomotives, 17 remanufactured locomotives and 920 new hopper cars. The total expected capitalized lease obligation to be incurred in 1995 is approximately $380 million.



                              Financing Activities
                              --------------------

          During the first quarter of 1995, the Company incurred $60.4 million of capitalized lease obligations related to locomotive and freight car acquisitions and repaid $9.8 million of debt.

          In May 1995, the Company completed the capitalized leveraged lease financing for 203 new locomotives, 17 remanufactured locomotives and 920 new hopper cars. This financing includes the issuance of non-recourse debt of $302 million for the leveraged portion of the leases. As of March 31, 1995, $10.5 million of equipment has been received and included in the capital lease obligations incurred during the first quarter of 1995.

                                 Other
                                 -----

          In November 1994, the Burlington Northern Railroad Company ("BN") and the Atchison, Topeka & Santa Fe Railway Company ("ATSF") filed an application with the Interstate Commerce Commission ("ICC") for approval of a proposed merger of the two companies. The BN/ATSF application is currently pending before the ICC. In connection with the proposed merger, on April 13, 1995, the Company entered into an agreement with BN and ATSF to provide trackage and haulage rights over portions of each other's rail lines, effective upon the completion of the proposed BN/ATSF merger. As a result of this agreement, the Company will not seek further conditions and will not oppose the proposed BN/ATSF merger.

          On March 31, 1995, the Company and Union Pacific entered into an agreement to settle the outstanding litigation, which was reported in the Company's Annual Report on Form 10-K for the period ending December 31, 1994, relating to the compensation SSW would pay for trackage rights over Union Pacific Railroad Company lines between Kansas City and St. Louis. Under the settlement agreement , the Company paid Union Pacific $30.76 million on April 3, 1995 and executed a note agreeing to pay Union Pacific $30.76 million, plus interest at 7%, on April 3, 1996. As a result of the settlement agreement, both parties agreed to dismiss their claims in the ICC and court proceedings.

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

                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM 1.   LEGAL PROCEEDINGS

          Union Pacific-Missouri Pacific Trackage Rights Compensation. - On March 31, 1995, the Company and Union Pacific entered into an agreement to settle the outstanding litigation, which was reported in the Company's Annual Report on Form 10-K for the period ending December 31, 1994, relating to the compensation SSW would pay for trackage rights over Union Pacific Railroad Company lines between Kansas City and St. Louis. Under the settlement agreement, the Company paid Union Pacific $30.76 million on April 3, 1995 and executed a note agreeing to pay Union Pacific $30.76 million, plus interest at 7%, on April 3, 1996. As a result of the settlement agreement, both parties agreed to dismiss their claims in the ICC and court proceedings.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                     (A) During the quarter ended March 31, 1995, no reports on Form 8-K were filed by the Company.

                                   SIGNATURE
                                   ---------


          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SOUTHERN PACIFIC TRANSPORTATION
                                                   COMPANY


Date:  May  12, 1995                    By  /s/ B. C. Kane
      ---------------                      ----------------------------
                                                   Controller
                                          (Principal Accounting Officer)

                                 EXHIBIT INDEX


        Exhibit No.             Description
        -----------             -----------

            27                  Financial Data Schedule
