Form 10-Q
period 1995-06-30
SOUTHERN PACIFIC TRANSPORTATION CO
filed 1995-08-09
CIK 92259

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from __________________to______________________


                         Commission file number 1-6146


                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
             (Exact name of registrant as specified in its charter)


           Delaware                                  94-6001323W
-------------------------------------       --------------------------------
  (State or other jurisdiction                     (I.R.S. employer
        of organization                            identification no.)

                           Southern Pacific Building
                                One Market Plaza
                            San Francisco, CA 94105
                        Telephone Number (415) 541-1000

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes X  No
                                   ---    ---


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


                                                        Outstanding at
                Class                                   July 31, 1995
--------------------------------------        ----------------------------------
    Common stock, without par value                      1,350 shares

                         PART 1.  FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS


                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                           AND SUBSIDIARY COMPANIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                                          June 30,  December 31,
                                                            1995        1994
                                                         ---------  ------------
                                                              (in millions)
                        ASSETS
                        ------
CURRENT ASSETS
  Cash and cash equivalents............................  $       -   $    54.4
  Accounts and notes receivable, net of allowance
    for doubtful accounts..............................      151.8       176.6
  Notes receivable from Rio Grande Receivables, Inc....       90.4        96.1
  Materials and supplies, at cost......................       72.8        71.1
  Other notes receivable...............................        7.4         7.2
  Other current assets.................................       63.4        62.6
                                                         ---------   ---------
    Total current assets...............................      385.8       468.0
                                                         ---------   ---------

PROPERTY, AT COST
  Roadway and structures...............................    5,860.1     5,800.6
  Railroad equipment...................................    2,200.0     1,871.5
  Other property.......................................      259.0       239.1
                                                         ---------   ---------
    Total property.....................................    8,319.1     7,911.2
  Less accumulated depreciation and amortization.......    2,854.4     2,779.2
                                                         ---------   ---------
    Property, net......................................    5,464.7     5,132.0
                                                         ---------   ---------

OTHER ASSETS AND DEFERRED CHARGES
  Note receivable and other investments................       97.4        95.3
  Other assets and deferred charges....................       96.1        94.1
                                                         ---------   ---------
    Total other assets.................................      193.5       189.4
                                                         ---------   ---------
      Total assets.....................................  $ 6,044.0   $ 5,789.4
                                                         =========   =========

                                                                     (continued)

    See accompanying notes to consolidated condensed financial statements.

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                           AND SUBSIDIARY COMPANIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                                          June 30,  December 31,
                                                            1995        1994
                                                         ---------  ------------
                                                              (in millions)
       LIABILITIES AND STOCKHOLDER'S EQUITY
       ------------------------------------

CURRENT LIABILITIES
  Accounts and wages payable...........................  $   125.0   $   151.0
  Accrued payables.....................................      114.5       137.1
  Current portion of long-term debt....................       54.9        59.5
  Redeemable preference shares of a subsidiary.........        1.9         1.9
  Other current liabilities (Note 4)...................      604.7       629.3
                                                         ---------   ---------
    Total current liabilities..........................      901.0       978.8
                                                         ---------   ---------

ADVANCES PAYABLE TO PARENT.............................      117.5           -
                                                         ---------   ---------

LONG-TERM DEBT (Notes 2 and 3).........................    1,042.8       725.3
                                                         ---------   ---------

DEFERRED INCOME TAXES..................................    1,001.8     1,038.4
                                                         ---------   ---------

OTHER LIABILITIES (Note 4).............................      718.4       720.5
                                                         ---------   ---------

REDEEMABLE PREFERENCE SHARES OF A SUBSIDIARY...........       41.5        42.3
                                                         ---------   ---------

STOCKHOLDER'S EQUITY
  Common stock.........................................      424.9       424.9
  Additional paid-in capital...........................    1,090.1     1,090.1
  Retained income......................................    1,425.1     1,488.2
  Advances to parent...................................     (719.1)     (719.1)
                                                         ---------   ---------
    Total stockholder's equity.........................    2,221.0     2,284.1
                                                         ---------   ---------
      Total liabilities and stockholder's equity.......  $ 6,044.0   $ 5,789.4
                                                         =========   =========

    See accompanying notes to consolidated condensed financial statements.

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                           AND SUBSIDIARY COMPANIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                              Three Months           Six Months
                                             Ended June 30,        Ended June 30,
                                           -----------------   ---------------------
                                             1995      1994       1995       1994
                                           -------   -------   ---------   ---------
                                                        (in millions)
OPERATING REVENUES
  Railroad...............................  $ 782.8   $ 784.8   $ 1,527.0   $ 1,511.0
  Other..................................     16.5      16.9        32.7        32.8
                                           -------   -------   ---------   ---------
    Total................................    799.3     801.7     1,559.7     1,543.8
                                           -------   -------   ---------   ---------

OPERATING EXPENSES
  Railroad...............................    752.5     709.9     1,470.9     1,402.2
  Special charge (Note 4)................    112.6         -       112.6           -
  Other..................................     15.9      16.3        31.2        31.6
                                           -------   -------   ---------   ---------
    Total................................    881.0     726.2     1,614.7     1,433.8
                                           -------   -------   ---------   ---------

OPERATING INCOME (LOSS)..................    (81.7)     75.5       (55.0)      110.0
                                           -------   -------   ---------   ---------

OTHER INCOME
  Gains from sales of property...........      2.6      12.2        18.4        22.7
  Real estate rentals, net...............      4.4       6.9         9.5        11.7
  Interest...............................      2.4       2.3         4.1         3.2
  Other income (expense), net............    (12.4)    (11.5)      (31.4)      (24.8)
                                           -------   -------   ---------   ---------
    Total................................     (3.0)      9.9         0.6        12.8
                                           -------   -------   ---------   ---------

INTEREST EXPENSE.........................     24.5      28.9        48.6        57.1
                                           -------   -------   ---------   ---------

INCOME (LOSS) BEFORE INCOME TAXES........   (109.2)     56.5      (103.0)       65.7
                                           -------   -------   ---------   ---------

INCOME TAXES (BENEFIT)
  Current................................        -      (1.0)        0.1        60.1
  Deferred...............................    (42.4)     23.1       (40.0)      (34.3)
                                           -------   -------   ---------   ---------
    Total................................    (42.4)     22.1       (39.9)       25.8
                                           -------   -------   ---------   ---------

INCOME (LOSS) BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING.........    (66.8)     34.4       (63.1)       39.9

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING FOR POST-EMPLOYMENT
  BENEFITS IN 1994
  (Net of income tax benefit of $3.8)....        -         -           -        (6.0)
                                           -------   -------   ---------   ---------

NET INCOME (LOSS)........................  $ (66.8)  $  34.4   $   (63.1)  $    33.9
                                           =======   =======   =========   =========

    See accompanying notes to consolidated condensed financial statements.

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                           AND SUBSIDIARY COMPANIES
           CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDER'S EQUITY
                                  (Unaudited)

                                      Common Stock
                                    -----------------     Additional                 Advances
                                    Number of              Paid-in      Retained        To
                                     Shares    Amount      Capital       Income       Parent        Total
                                    ---------  -------     ---------    ---------    --------     ---------
                                                  (in millions, except for number of shares)
Balances at December 31, 1994.....    1,350    $ 424.9     $ 1,090.1    $ 1,488.2    $ (719.1)    $ 2,284.1

Net loss..........................        -          -             -        (63.1)          -         (63.1)
                                      -----    -------     ---------    ---------    --------     ---------
Balances at June 30, 1995.........    1,350    $ 424.9     $ 1,090.1    $ 1,425.1    $ (719.1)    $ 2,221.0
                                      =====    =======     =========    =========    ========     =========

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                           AND SUBSIDIARY COMPANIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                          Six Months
                                                        Ended June 30,
                                                    ---------------------
                                                      1995         1994
                                                    --------     --------
                                                        (in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)...............................  $  (63.1)    $   33.9
                                                    --------     --------
  Adjustments to net income (loss):
    Gains from sales of property..................     (18.4)       (22.7)
    Depreciation and amortization.................     130.4        125.0
    Deferred income taxes.........................     (40.0)       (38.2)
    Special charge................................     112.6            -
    Cumulative effect of change in accounting for
      post-employment benefits in 1994............         -          9.8
    Other adjustments.............................     (91.3)      (143.8)
                                                    --------     --------
        Total adjustments.........................      93.3        (69.9)
                                                    --------     --------
    Net cash provided by (used for) operating
      activities..................................      30.2        (36.0)
                                                    --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Property sold and retired.......................      15.7         26.5
  Capital expenditures............................    (164.8)      (117.1)
  Change in notes receivable and other
    investments, net..............................      (5.8)        (2.3)
                                                    --------     --------
    Net cash used for investing activities........    (154.9)       (92.9)
                                                    --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of debt, net of costs....      25.0         54.4
  Debt and revolver drawdown (repayment), net.....     (71.4)      (225.3)
  Advances from (to) parent, net..................     117.5         13.7
  Dividends paid..................................         -        (53.8)
  Proceeds from issuance of stock, net of costs...         -        294.4
  Redeemable preference shares repayment..........      (0.8)        (0.8)
                                                    --------     --------
    Net cash provided by financing activities.....      70.3         82.6
                                                    --------     --------

NET CHANGE IN CASH AND CASH EQUIVALENTS...........     (54.4)       (46.3)

CASH AND CASH EQUIVALENTS-BEGINNING
  OF THE PERIOD...................................      54.4         51.7
                                                    --------     --------

CASH AND CASH EQUIVALENTS-END OF THE PERIOD.......  $      -     $    5.4
                                                    ========     ========

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                            AND SUBSIDIARY COMPANIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 1995

                                  (Unaudited)

(1)  OWNERSHIP AND PRINCIPLES OF CONSOLIDATION
     -----------------------------------------

     Southern Pacific Transportation Company ("SPT") is a wholly-owned subsidiary of Southern Pacific Rail Corporation ("SPRC"); therefore, per share data are not shown in the accompanying consolidated condensed financial statements. As used in this document, the Company refers to SPT together with its subsidiaries. The consolidated condensed financial statements are prepared on the historical cost basis of accounting and include the accounts of SPT and all significant subsidiary companies, including St. Louis Southwestern Railway Company ("SSW"), the Denver and Rio Grande Western Railroad Company ("D&RGW") and SPCSL Corp. ("SPCSL), on a consolidated basis. SPRC transferred ownership of D&RGW to SPT effective October 1, 1994 by a contribution to capital. The consolidated condensed financial statements have been restated to reflect the combined results of operations and cash flows of the companies for prior periods
presented.   These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1994. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of interim period results have been included. However, these results are not necessarily indicative of results for a full year.

(2)  SUPPLEMENTAL CASH FLOW INFORMATION
     ----------------------------------

                                                           Six Months
                                                         Ended June 30,
                                                        -----------------
                                                          1995     1994
                                                        --------  -------
                                                         (in millions)
 Cash payments:
      Interest                                           $ 20.0    $40.6
 Non-cash transactions:
      Capital lease obligations for railroad equipment    359.3     26.5

(3)  CAPITAL LEASE FINANCING
     -----------------------

          During May and June 1995, the Company completed the capitalized leveraged lease financing for 278 new locomotives, 17 remanufactured locomotives and 920 new hopper cars. This financing includes the issuance of non-recourse debt of $395 million for the leveraged portion of the leases. As of June 30, 1995, $359.3 million of equipment has been received and included in the capital lease obligations incurred during the first six months of 1995. An additional $168.0 million of equipment to be financed under capital leases (including 97 locomotives, 17 hopper cars and approximately 1,200 reconditioned freight cars) is expected to be received by year end.

(4)   SPECIAL CHARGE
      --------------

          In June 1995, the Board of Directors approved plans aimed at reducing future operating costs and increasing productivity which resulted in a $112.6 million pretax charge. Approximately $41 million of the charge is related to severance payments to be made during the next year for up to 600 employees (both management and labor), approximately $4 million of the charge is related to costs associated with terminating certain leased facilities, and approximately $68 million is for the expected loss associated with the sale, lease or abandonment of 600 miles of light density rail lines. Current liabilities, non-current liabilities and accumulated depreciation at June 30, 1995 were increased by approximately $28 million, $17 million and $68 million, respectively, as a result of this charge. As part of the plans to increase productivity, the Company also approved the relocation and training of up to 300 employees for which future expected costs of approximately $8 million will be expensed as incurred under current accounting principles.

(5)   OTHER
      -----

          In November 1994, the Burlington Northern Railroad Company ("BN") and the Atchison, Topeka & Santa Fe Railway Company ("ATSF") filed an application with the Interstate Commerce Commission ("ICC") for approval of a proposed merger of the two companies. On April 13, 1995, the Company entered into an agreement with BN and ATSF to provide trackage and haulage rights over portions of each other's rail lines, effective upon the completion of the proposed BN/ATSF merger. At a conference on July 20, 1995, the ICC voted to approve the proposed merger. A written ICC decision and order approving the merger is expected to be served on or prior to August 23, 1995. The order is expected to set an effective date of 30 days after service.

          On March 31, 1995, the Company and Union Pacific ("UPRR") entered into an agreement to settle the outstanding litigation, which was reported in the Company's Annual Report on Form 10-K for the period ending December 31, 1994, relating to the compensation SSW would pay for trackage rights over UPRR railroad lines between Kansas City and St. Louis. Under the settlement agreement, the Company paid UPRR $30.76 million on April 3, 1995 and executed a note agreeing to pay UPRR $30.76 million, plus interest at 7%, on April 3, 1996. As a result of the settlement agreement, both parties agreed to dismiss their claims in the ICC and court proceedings.

(6)   SUBSEQUENT EVENT
      ----------------

          On August 3, 1995, the Board of Directors of SPRC approved an agreement providing for the merger of SPRC and UPRR, a wholly-owned subsidiary of Union Pacific Corporation ("UP"). Under the terms of the agreement, a first-step cash tender offer would be commenced on or before August 9, 1995 by a subsidiary of UP for up to 25% of the common stock of SPRC at a price of $25.00 per share. The shares purchased in the tender offer would be held in a voting trust pending approval of the merger by the ICC. Following completion of the offer, receipt of ICC approval and the satisfaction of other conditions (including approval by SPRC stockholders), SPRC (and the UP subsidiary that purchases SPRC stock in the cash tender offer) will be merged into UPRR. In the SPRC/UPRR merger, each share of SPRC stock would be converted, at the holder's election (subject to proration), into the right to receive $25.00 in cash or
0.4065 shares of UP common stock. As a result of the transaction, 60% of the outstanding SPRC stock will be converted into UP stock and the remaining 40% into cash, including the shares acquired in the original tender offer. The two companies expect to file an application with the ICC late this year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

          Three Months Ended June 30, 1995 Compared to Three Months Ended June
          --------------------------------------------------------------------
          30, 1994
          --------

          The Company had a net loss of $66.8 million for the second quarter of
1995 after a $112.6 million   pre-tax special charge compared to net income of
$34.4 million  for the second of quarter of 1994.   The   Company had an
operating loss of $81.7 million for the second quarter 1995 including the
special charge   (an operating income of $30.9 million excluding the special
charge) compared to an operating income of   $75.5 million for the 1994 quarter.
For the second quarter of 1995, railroad operating revenues decreased   0.3% and
railroad operating expenses increased 6.0% (excluding the special charge) over
the 1994   period.  The $112.6 million special charge includes provisions for
employee separation and for the sale,   lease or abandonment of light density
rail lines (see Note 4 to the Consolidated Condensed Financial   Statements).

Operating Revenues.  In the second quarter of 1995, railroad operating revenues
------------------
decreased $2.0 million, or 0.3%, compared to the second quarter of 1994. Railroad freight operating revenues decreased $3.5 million, or 0.5%, due primarily to decreased shipments of intermodal traffic, chemical and petroleum products, forest products and food and agricultural products. Carloads for coal, metals and ores and construction materials and minerals increased for the 1995 quarter compared to the 1994 quarter. Other railroad revenues (primarily switching and incidental) increased $1.5 million during the second quarter of 1995 compared to the 1994 quarter due primarily to the increase in traffic volume. For the second quarter of 1995, carloads increased 1.2% and revenue ton-miles increased 9.2% compared to the same period in 1994. The average net freight revenue per ton-mile for the second quarter of 1995 declined by 8.8% compared to the second quarter of 1994 due principally to an increase in traffic volume for commodities which generate lower revenue per ton-mile (e.g., coal traffic).

          The following table compares traffic volume (in carloads), gross freight revenues (before contract allowances and adjustments) and gross freight revenue per carload by commodity group for the three months ended June 30, 1995 and 1994.

                 Carload and Gross Freight Revenue Comparison
                   Three Months Ended June 30, 1995 and 1994

                                                                          Gross Freight                    Gross Freight
                                              Carloads                  Gross Freight Revenues          Revenue Per Carload
                                  ---------------------------------    -------------------------     --------------------------
                                    1995        1994       % Change      1995    1994   % Change       1995    1994   % Change
                                  --------    --------    ---------    -------  ------  --------     ------   ------  ---------
                                          (in thousands)                  (dollars in millions, except revenue per carload)
Intermodal.....................   178.2         190.5        (6.5) %   $209.0   $ 220.6    (5.3)%    $1,172   $1,158      1.3 %

Coal...........................    94.6          75.7        25.0        92.5      75.9    21.9         978    1,003     (2.5)

Chemical and petroleum
 products......................    82.8          89.9        (7.9)      148.6     154.9    (4.1)      1,795    1,723      4.1

Food and agricultural
 products......................    59.8          61.4        (2.7)      103.9     106.3    (2.2)      1,739    1,731      0.5

Forest products................    53.6          57.3        (6.5)      101.0     109.2    (7.6)      1,885    1,906     (1.1)

Metals and ores................    52.4          44.2        18.5        77.7      67.8    14.7       1,483    1,534     (3.3)

Construction materials and
 minerals......................    50.4          45.9         9.8        47.4      47.4       -         940    1,033     (9.0)

Automotive.....................    20.2          20.1         0.4        46.2      51.1    (9.6)      2,294    2,548    (10.0)
                                  -----         -----                  ------   -------
 Total.........................   592.0         585.0         1.2%     $826.3   $ 833.2    (0.8)%    $1,396   $1,424     (2.0)%
                                  =====         =====                  ======   =======

       . Intermodal carloads and revenue declined for the second quarter of 1995 compared to the same period in 1994 due to reduced trailer-on-flatcar ("TOFC") traffic. This decline was generated by a slowing economy and changes in customer distribution and shipping patterns.

       . Coal carloadings and revenue increased for the 1995 period due to continued demand for the low-sulfur high-BTU content coal produced by Company-served mines. This demand was from both existing utility customers and new utility customers and was enhanced by the customers' ability to blend the low-sulfur coal with higher sulfur coal in order to satisfy requirements of the Clean Air Act. Coke traffic and revenue also increased during the 1995 period due to higher coal coke imports.
       Revenue per carload declined due to the effect of new short-haul traffic.

       .   Chemical and petroleum products carloads and revenue decreased during the second quarter of 1995 compared to the same period in 1994. A portion of this decrease was attributable to reduced traffic caused by the flooding in California and Texas during the spring of 1995, to a change in the classification of certain plastics traffic and to changes in the customer mix for certain crude oil traffic. Revenue per carload increased for the 1995 quarter over the 1994 quarter due primarily to changes in the commodity mix.

       . Food and agricultural products carloads and revenue decreased during the second quarter of 1995 compared to the same period in 1994 due to reduced shipments of grain, temperature control products, alcoholic beverages and vegetable oils, partially offset by increased shipments of sugar beets, canned foods and cotton.

       .   Forest products carloads and revenue decreased during the second quarter of 1995 due, in part, to reduced lumber and paper traffic caused by severe weather and flooding in California during the spring of 1995 and to a slowdown in the construction markets affecting lumber traffic.

       .   Carloads and revenue for metals and ores traffic increased in the second quarter of 1995 compared to the second quarter of 1994 due primarily to the startup of iron ore traffic between Minnesota and Utah in August 1994, to increased copper concentrate traffic due to shifts in customers' markets and to a strong sulfuric acid market. Revenue per carload decreased for the 1995 period due to the higher share of lower-rated iron ore traffic in the commodity mix.

       . Construction materials and minerals carloads increased for the 1995 period due to increased shipments of minerals, cement and other aggregates. The revenue per carload reduction was due to the reduced length of haul associated with aggregates traffic.

       .   Automotive revenue and revenue per carload declined during the second quarter of 1995 due to lower rates in effect during 1995.

Operating Expenses.  Railroad operating expenses for the second quarter of 1995
------------------
increased $42.6 million (excluding the special charge), or 6.0%, compared to the second quarter of 1994. The following table sets forth a comparison of the Company's railroad operating expenses, excluding the special charge, during the three months ended June 30, 1995 and 1994.

                     Railroad Operating Expense Comparison
                   Three Months Ended June 30, 1995 and 1994
                                 (in millions)

                                                          %
                                     1995      1994     Change
                                   -------   --------  --------
                                             (Restated)
Labor and fringe benefits.......    $280.8      $267.6      4.9%
Fuel............................      65.2        63.4      2.9
Materials and supplies..........      47.9        53.9    (11.1)
Equipment rental................      81.4        83.3     (2.3)
Depreciation and amortization...      67.3        63.9      5.3
Other...........................     209.9       177.8     18.0
                                    ------      ------
         Total..................    $752.5      $709.9      6.0%
                                    ======      ======

       . Labor and fringe benefit costs increased $13.2 million, or 4.9%, for the second quarter of 1995 compared to the second quarter of 1994. The Company increased employment by 1.3% to a total of 19,028 as of the end of June 1995 compared to 18,775 at the end of June 1994. The increase in employment was due primarily to an increase in train and engine crews in order to improve customer service. Train crew starts increased by 3.7% for the second quarter of 1995 compared to the same period in 1994 and
       gross ton-miles increased by 6.7% over the same period.   The increased
       expense is also due to increased cost per start associated with training new train and engine crew employees. Expressed as a percentage of operating revenues, labor and fringe benefit expenses were 35.1% for the second quarter of 1995 compared to 33.4% for the second quarter of 1994.

       . Fuel expenses increased $1.8 million, or 2.9%, for the second quarter of 1995 compared to the same period in 1994. The increase is a result of an increase in gallons consumed of 1.2% for the 1995 quarter compared to the 1994 quarter attributable to the increase in traffic volume, coupled with an increase in the average price per gallon of fuel (which includes handling and fuel hedging costs) from $.57 during the second quarter of 1994 to $.58 during the second quarter of 1995. Included in the second quarter 1995 fuel expense is $0.2 million related to fuel hedging contracts compared to $3.9 million for the 1994 quarter. While total fuel expense increased for the 1995 quarter, fuel efficiency also increased by approximately 4% as measured by gallons consumed per gross ton-mile.

       . Materials and supplies expenses decreased $6.0 million, or 11.1%, for the second quarter of 1995 compared to the second quarter of 1994 due primarily to reduced locomotive material expenses and running repairs. During the second quarter of 1995, the Company rebuilt or overhauled 54 locomotives compared to 85 during the 1994 period. This decrease was partially offset by increased freight car repair material expenses and transportation train supplies expenses.

       . Equipment rental costs decreased $1.9 million, or 2.3%, for the second quarter of 1995 compared to the second quarter of 1994. The decrease is primarily attributable to the conversion of freight car equipment from operating lease to capital lease late in 1994. Partially offsetting these expense decreases was a $0.9 million increase in net car hire attributable to the increase in traffic volume.

       . Depreciation and amortization expense increased $3.4 million, or 5.3%, for the second quarter of 1995 due to an increase in the depreciable property base.

       . Other expenses increased $32.1 million, or 18.0%, for the second quarter of 1995 compared to the second quarter of 1994. This category of expense includes outside repairs and services, joint facility rent and maintenance costs, casualty costs and property and other taxes. Expenses in this category which increased significantly over the prior period were casualty and detour costs, joint facility costs, intermodal rent and equipment repair costs, information system outsourcing costs and other costs including utilities, travel expenses, meals and lodging expenses and user fees. Casualty costs, including destroyed equipment, increased $4.7 million and detour expenses increased $4.9 million for the second quarter of 1995 compared to the 1994 quarter due primarily to the severe
       weather and flooding in California during the spring of 1995.    Joint
       facility costs increased $5.9 million due to increased billings for maintenance, increased interest rental payments as well as costs associated with a new haulage agreement for traffic between Memphis and
       Chicago.   Intermodal rent and equipment repair costs increased $5.1
       million due to increased facility rent and crane repair costs. Information system outsourcing costs increased $1.9 million for the second quarter of 1995 compared to the same period in 1994. Other costs including user fees, meals and lodging expenses, utilities and travel expenses increased $7.5 million in the second quarter of 1995 compared to the 1994 period.


Other Income and Interest Expense.  Other income was an expense of $3.0 million
---------------------------------
for the second quarter of 1995 compared to income of $9.9 million for the same period in 1994. The reduced income was due primarily to a $9.6 million decrease in gains on sales of property and a $2.5 million decrease in real estate rentals, net due to increased expenses on leased property and expenses related to property sales. Interest expense was $24.5 million for the second quarter of 1995 compared to $28.9 million for the second quarter of 1994, a decrease of $4.4 million associated primarily with the repayment of the Company's $290 million Senior Secured Notes in December 1994. Other decreases were offset by increased interest expense associated with the higher level of capitalized lease obligations for new locomotives and freight cars outstanding during the second quarter of 1995 compared to the second quarter of 1994.

  Six Months Ended June 30, 1995 Compared to Six Months Ended June 30, 1994
  -------------------------------------------------------------------------
  The Company had net loss of $63.1 million for the first six months of 1995 after a $112.6 million pre-tax special charge compared to net income of $33.9 million for the first six months of 1994 (which included a $6.0 million charge for the cumulative effect of a change in accounting for post-employment benefits under Statement of Financial Accounting Standards ("FAS") No. 112 adopted by the Company effective January 1, 1994). The Company had an operating loss of $55.0 million for the first six months 1995 including the special charge (an operating income of $57.6 million excluding the special charge) compared to $110.0 million for the 1994 period. For the first six months of 1995, railroad operating revenues increased 1.1% and railroad operating expenses increased 4.9% (excluding the special charge) over the 1994 period. The $112.6 million special charge includes provisions for employee separation and for the sale, lease or abandonment of light density rail lines (see Note 4 to the Consolidated Condensed Financial Statements).

Operating Revenues.  In the first six months of 1995, railroad operating
------------------
revenues increased $16.0 million, or 1.1%, compared to the first six months of 1994. Railroad freight operating revenues increased $14.4 million, or 1.0%, due primarily to increased shipments of coal, metals and ores and construction materials and minerals. Carloads for chemicals and petroleum products, food and agricultural products, forest products and intermodal traffic declined for the 1995 period compared to the 1994 period. Other railroad revenues (primarily switching and incidental) increased $1.6 million during the first six months of 1995 compared to the 1994 period due primarily to the increase in traffic volume. For the first six months of 1995, carloads increased 1.8% and revenue ton-miles increased 10.1% compared to the same period in 1994. The average net freight revenue per ton-mile for the first six months of 1995 declined by 8.3% compared to the first six months of 1994 due principally to an increase in traffic volume for commodities which generate lower revenue per ton-mile (e.g., coal traffic).

  The following table compares traffic volume (in carloads), gross freight revenues (before contract allowances and adjustments) and gross freight revenue per carload by commodity group for the six months ended June 30, 1995 and 1994.

                 Carload and Gross Freight Revenue Comparison
                    Six Months Ended June 30, 1995 and 1994

                                                                                                               Gross Freight
                                              Carloads                    Gross Freight Revenues            Revenue Per Carload
                                  ---------------------------------    ----------------------------     --------------------------
                                    1995        1994       % Change      1995       1994   % Change       1995    1994   % Change
                                  --------    --------    ---------    -------     ------  --------     ------   ------  ---------
                                      (in thousands)                   (dollars in millions, except revenue per carload)
Intermodal.....................     351.1        354.1      (0.8)%     $  414.0      409.3    1.2 %     $1,179     $1,156     2.0 %
Coal...........................     181.6        150.0      21.1          175.5      146.6   19.7          966        977    (1.1)
Chemical and petroleum
 products......................     160.1        178.3     (10.2)         290.9      311.0   (6.5)       1,817      1,744     4.2
Food and agricultural
 products......................     116.8        118.4      (1.4)         200.8      202.9   (1.0)       1,719      1,714     0.3
Forest products................     105.5        114.1      (7.6)         202.1      216.2   (6.5)       1,916      1,895     1.1
Metals and ores................     101.5         87.9      15.5          149.4      137.2    8.9        1,472      1,561    (5.7)
Construction materials and
 minerals......................      91.3         85.9       6.3           87.7       86.3    1.6          960      1,005    (4.5)
Automotive.....................      39.0         37.7       3.4           90.6       97.1   (6.7)       2,324      2,578    (9.9)
                                  -------      -------                 --------   --------
   Total.......................   1,146.9      1,126.4       1.8 %     $1,611.0   $1,606.0    0.3 %     $1,405     $1,426    (1.5)%
                                  =======      =======                 ========   ========


       . Intermodal carloads declined slightly for the first six months of 1995 compared to the same period for 1994 due to the combined effects of a decrease in TOFC traffic due to a slowing economy and to changes in customer distribution and shipping patterns, partially offset by increased container-on-flatcar ("COFC") business with major steamship accounts. The increase in revenue per carload was due to an increase in length of haul for both COFC and TOFC traffic.

       . Coal carloadings and revenue increased for the 1995 period due to continued demand for the low-sulfur high-BTU content coal produced by Company-served mines. This demand was from both existing utility customers and new utility customers and was enhanced by the customers' ability to blend the low-sulfur coal with higher sulfur coal in order to satisfy requirements of the Clean Air Act. The revenue per carload declined due to the effect of new short-haul traffic.

       . Chemical and petroleum products carloads and revenue decreased during the first quarter of 1995. A portion of this decrease was attributable to reduced fertilizer traffic caused by the flooding in California during the spring of 1995, a longer than planned maintenance shutdown for a primary crude oil customer, and to a change in the classification of certain plastics traffic. Revenue per carload increased for the 1995 period over the 1994 period due primarily to changes in the commodity mix.

       . Food and agricultural products carloads and revenue decreased during the first six months of 1995 compared to the same period in 1994 due to reduced shipments of grain, temperature control products, alcoholic beverages and vegetable oils, partially offset by increased shipments of sugar beets, canned foods and cotton.

       . Forest products carloads and revenue decreased during the first six months of 1995 due, in part, to reduced lumber and paper traffic caused by severe weather and flooding in California during the spring of 1995, to a slowdown in the construction markets affecting lumber traffic and to a strike by millworkers affecting paper traffic that ended in March 1995.

       .   Carloads and revenue for metals and ores traffic increased in the first six months of 1995 compared to the first six months of 1994 due primarily to the startup of iron ore traffic between Minnesota and Utah in August 1994, to increased copper concentrate traffic due to shifts in customers' markets and to a strong sulfuric acid market. Revenue per carload decreased for the 1995 period due to the higher share of lower-rated iron ore traffic in the commodity mix.

       .   Construction materials and minerals carloads and revenue increased for the 1995 period due principally to increased shipments of minerals, cement and other aggregates. The revenue per carload reduction was due to the reduced length of haul associated with aggregates traffic.

       .   Automotive carloads increased during the first six months of 1995 compared to the first six months of 1994 due to strong northbound shipments from Mexico. The decline in revenue and revenue per carload is due to lower rates in effect during 1995.


Operating Expenses.  Railroad operating expenses for the first six months of
-------------------
1995 increased $68.7 million (excluding the special charge), or 4.9%, compared to the first six months of 1994. The following table sets forth a comparison of the Company's railroad operating expenses, excluding the special charge, during the six months ended June 30, 1995 and 1994.

                     Railroad Operating Expense Comparison
                    Six Months Ended June 30, 1995 and 1994
                                 (in millions)

                                                            %
                                     1995       1994      Change
                                   -------    --------   -------
                                             (Restated)
Labor and fringe benefits........  $ 550.5     $ 541.2      1.7%
Fuel.............................    127.2       120.9      5.3
Materials and supplies...........     95.3        99.5     (4.3)
Equipment rental.................    158.5       165.3     (4.1)
Depreciation and amortization....    130.4       125.0      4.3
Other............................    409.0       350.3     16.8
                                  --------    --------
         Total................... $1,470.9    $1,402.2      4.9%
                                  ========    ========

       . Labor and fringe benefit costs increased $9.3 million, or 1.7%, for the first six months of 1995 compared to the first six months of 1994. The Company increased employment by 1.3% to a total of 19,028 as of the end of June 1995 compared to 18,775 at the end of June 1994. The increase in employment was due primarily to an increase in train and engine crews in order to improve customer service. Train crew starts increased by 4.0% for the first six months of 1995 compared to the same period in 1994 and gross ton-miles increased by 7.7% over the same period. The increased expense is also due to increased cost per start associated with training the new train and engine crew employees. Partially offsetting the expense increase was an adjustment in the first quarter of 1995 to reflect reduced costs associated with non-agreement fringe benefits. Expressed as a percentage of operating revenues, labor and fringe benefit expenses were 35.3% for the first six months of 1995 compared to 35.1% for the first six months of 1994.

       . Fuel expenses increased $6.3 million, or 5.3%, for the first six months of 1995 compared to the same period in 1994. The increase is a result of an increase in gallons consumed of 3.7% for the 1995 period compared to the 1994 period attributable to the increase in traffic volume, coupled with an increase in the average price per gallon of fuel (which includes handling and fuel hedging costs) from $.56 during the first six months of 1994 to $.57 during the first six months of 1995. Included in the six month 1995 fuel expense is $2.7 million related to fuel hedging contracts compared to $8.1 million for the 1994 period. While total fuel expense increased for the 1995 period, fuel efficiency also increased by approximately 3.9% as measured by gallons consumed per gross ton-mile.

       . Materials and supplies expenses decreased $4.2 million, or 4.3%, for the first six months of 1995 compared to the first six months of 1994 due primarily to reduced locomotive material expenses and running repairs. During the first six months of 1995, the Company rebuilt or overhauled
       101 locomotives compared to 164 during the 1994 period.   This decrease
       was partially offset by increased freight car repair material expenses during the second quarter of 1995 as well as increased transportation safety equipment and train supplies expenses.

       . Equipment rental costs decreased $6.8 million, or 4.1%, for the first six months of 1995 compared to the first six months of 1994. The decrease is primarily attributable to the conversion of freight car equipment from operating lease to capital lease late in 1994. Partially offsetting these expense decreases was a $3.5 million increase in net car hire attributable to the increase in traffic volume.

       . Depreciation and amortization expense increased $5.4 million, or 4.3%, for the first six months of 1995 due to an increase in the depreciable property base.

       . Other expenses increased $58.7 million, or 16.8%, for the first six months of 1995 compared to the first six months of 1994. This category of expense includes outside repairs and services, joint facility rent and maintenance costs, casualty costs and property and other taxes. Expenses in this category which increased significantly over the prior period were casualty and detour costs, joint facility costs, intermodal rent and equipment repair costs, information system outsourcing costs and other costs including utilities, travel expenses, meals and lodging expenses and user fees. Casualty costs, including destroyed equipment, increased $19.8 million and detour expenses increased $5.6 million for the first six months of 1995 compared to the 1994 period due primarily to the severe weather and flooding in California during the spring of 1995. Partially offsetting these increased casualty costs was a $5 million insurance recovery received as a partial settlement of claims relating to the 1993 midwest flood. Joint facility costs increased $15.8 million due to increased billings for maintenance, increased interest rental payments as well as costs associated with a new haulage agreement for traffic
       between Memphis and Chicago.    Intermodal rent and equipment repair
       costs increased $5.6 million due to increased facility rent and crane repair costs. Information system outsourcing costs increased $4.0 million for the first six months of 1995 compared to the same period in 1994. Other costs including user fees, meals and lodging expenses, utilities and travel expenses increased $9.2 million for the first six months of 1995 compared to the same period in 1994.


Other Income and Interest Expense.  Other income was $0.6 million for the first
---------------------------------
six months of 1995 compared to $12.8 million for the same period in 1994. The decreased income was due primarily to a $4.3 million decrease in gains on sales of property and a $2.2 million decrease in real estate rental income attributable to increased leased property expenses and expenses related to property sales. Interest expense was $48.6 million for the first six months of 1995 compared to $57.1 million for the first six months of 1994, a decrease of $8.5 million associated primarily with the repayment of the Company's $290 million Senior Secured Notes in December 1994. Other decreases were offset by increased interest expense associated with the higher level of capitalized lease obligations for new locomotives and freight cars outstanding during the first six months of 1995 compared to the first six months of 1994.

Liquidity and Capital Resources
-------------------------------

  The Company's business is capital intensive and requires on-going substantial expenditures for, among other things, improvements to roadway, structures and technology, acquisitions and repair of equipment, and maintenance of the rail system. During the first six months of 1995, and for a number of years before that, the Company's railroad operations did not produce sufficient cash flows to meet its capital expenditure, debt service and other cash needs. As a result, the Company relied on proceeds from transit corridor, real estate and other asset sales, borrowings and other financings for these purposes.

  The capital and debt transactions completed over the last two years have substantially improved the Company's liquidity. The Company anticipates that, for the next few years, cash flows generated by rail operations will be insufficient to meet its cash needs including acquisition of equipment and other necessary capital expenditures. In order to satisfy these cash flow requirements, as well as satisfy financial covenants in its credit facilities, the Company must continue to improve its operating results and obtain equipment financing while maintaining its bank credit facilities for use from time to time as required. In addition, in order to reduce the need for further borrowing, the Company expects to continue to sell real estate assets with substantial values that are not necessary to its transportation operations. However, levels of asset sales may vary substantially from period to period, which in turn can cause significant variations in the Company's net income or loss, cash flows and liquidity.

  As of June 30, 1995, the Company had no cash, cash equivalents or short-term investments. The Company had $300 million available under its revolving credit facility and $150 million available under a separate term loan facility which
expires, if unused, by December 31, 1995.   In July 1995, the Company borrowed
$25 million under its revolving credit facility.


  Continued implementation of the Company's strategic plan will require the ongoing availability of additional sources of funding, including secured equipment and capital lease financing to complete the upgrade of the Company's locomotive and railcar fleet, as well as borrowings under the Company's bank credit facilities. The Company will remain leveraged to a significant extent and its debt service and capital lease obligations will continue to be substantial.

                              Operating Activities
                              --------------------

  As shown in the Consolidated Condensed Statements of Cash Flows, cash provided by operating activities was $30.2 million for the first six months of 1995 compared to cash used for operating activities of $36.0 million for the first six months of 1994. The change between periods is due primarily to the net effect of changes in accounts receivable and payable between periods based on the timing of receipts and payments. The Company expects to fund its operations (including scheduled interest and capital lease payments and severance payments attributable to items provided for in the special charge) over the next twelve months with cash from operations, property sales, secured equipment financing, capital leases and borrowings under its bank credit facilities.

  The Company had working capital deficits of $515.2 million and $479.2 million at June 30, 1995 and 1994, respectively. The increased deficit is due primarily to increased utilization of working capital for capital expenditures at June 30, 1995 compared to June 30, 1994, as well as the inclusion of a Special Charge liability at June 30, 1995.

  The Company received cash proceeds from sales and retirements of real estate and other property totaling $15.7 million and $26.5 million for the first six months of 1995 and 1994, respectively.

                              Capital Expenditures
                              --------------------

  Capital expenditures (exclusive of capital leases) for the first six months of 1995 were $164.8 million compared to $117.1 million for the same period in 1994. The 1995 amount included approximately $135.9 million for roadway and structures and $16.9 million for rebuilt locomotives. The 1994 amount includes approximately $78.8 million for roadway and structures and $32.3 million for rebuilt locomotives. During the first six months of 1995, the Company rebuilt 37 locomotives compared to 95 locomotives during the 1994 period. The Company expects 1995 capital expenditures for railroad operations to be approximately $408 million (exclusive of capital leases).

  The Company is continuing its plan of expansion and upgrading of its locomotive and freight car fleets principally through capitalized lease financing. During the first six months of 1995, the Company received 18 remanufactured locomotives, 181 of the 282 new locomotives on order, 903 of the 920 new hopper cars on order, 1,050 used hopper cars and 269 of 1,500 reconditioned freight cars. All of the remaining equipment is expected to be received by year end. The Company has completed capitalized lease financing for 278 of the new locomotives, 17 of the remanufactured locomotives and all of the new and used hopper cars. The total expected capitalized lease obligation to be incurred in 1995 is approximately $527 million.

                              Financing Activities
                              --------------------

  During the first six months of 1995, the Company incurred $359.3 million of capitalized lease obligations related to locomotive and freight car acquisitions and repaid $46.4 million of debt (net of a $25 million credit facility borrowing and repayment).

  During May and June 1995, the Company completed the capitalized leveraged lease financing for 278 new locomotives, 17 remanufactured locomotives and 920 new hopper cars. This financing includes the issuance of non-recourse debt of $395 million for the leveraged portion of the leases. As of June 30, 1995, $359.3 million of equipment has been received and included in the capital lease obligations incurred during the first six months of 1995. An additional $168.0 million of equipment to be financed under capital leases (including 97 locomotives, 17 hopper cars and approximately 1,200 reconditioned freight cars) is expected to be received by year end.

  The Company is in the process of replacing its facility to sell accounts receivable which expires on October 31, 1995. In connection with this process, the Company is seeking to increase the size of the facility from $300 million to $400 million.

                                     Other
                                     -----

  In November 1994, the Burlington Northern Railroad Company ("BN") and the Atchison, Topeka & Santa Fe Railway Company ("ATSF") filed an application with the Interstate Commerce Commission ("ICC") for approval of a proposed merger of
the two companies.   On April 13, 1995, the Company entered into an agreement
with BN and ATSF to provide trackage and haulage rights over portions of each other's rail lines, effective upon the completion of the proposed BN/ATSF merger. At a conference on July 20, 1995, the ICC voted to approve the proposed merger. A written ICC decision and order approving the merger is expected to be served on or prior to August 23, 1995. The order is expected to set an effective date of 30 days after service.

  On March 31, 1995, the Company and Union Pacific Railroad Company ("UPRR") entered into an agreement to settle the outstanding litigation, which was reported in the Company's Annual Report on Form 10-K for the period ending December 31, 1994, relating to the compensation SSW would pay for trackage rights over UPRR lines between Kansas City and St. Louis. Under the settlement agreement, the Company paid UPRR $30.76 million on April 3, 1995 and executed a note agreeing to pay UPRR $30.76 million, plus interest at 7%, on April 3, 1996. As a result of the settlement agreement, both parties agreed to dismiss their claims in the ICC and court proceedings.

  In June 1995, the Board of Directors approved plans aimed at reducing future operating costs and increasing productivity which resulted in a $112.6 million pretax charge. Approximately $41 million of the charge is related to severance payments to be made during the next year for up to 600 employees (both management and labor), approximately $4 million of the charge is related to costs associated with terminating certain leased facilities, and approximately $68 million is for the expected loss associated with the sale, lease or abandonment of 600 miles of light density rail lines. Current liabilities, non-current liabilities and accumulated depreciation at June 30, 1995 were increased by approximately $28 million, $17 million and $68 million, respectively, as a
result of this charge.   As part of the plans to increase productivity, the
Company also approved the relocation and training of up to 300 employees for which future expected costs of approximately $8 million will be expensed as incurred under current accounting principles.

  On August 3, 1995, the Board of Directors of SPRC approved an agreement providing for the merger of SPRC and UPRR, a wholly-owned subsidiary of Union Pacific Corporation ("UP"). Under the terms of the agreement, a first-step cash tender offer would be commenced on or before August 9, 1995 by a subsidiary of UP for up to 25% of the common stock of SPRC at a price of $25.00 per share.
The shares purchased in the tender offer would be held in a voting trust pending approval of the merger by the ICC. Following completion of the offer, receipt of ICC approval and the satisfaction of other conditions (including approval by SPRC stockholders), SPRC (and the UP subsidiary that purchases SPRC stock in the cash tender offer) will be merged into UPRR. In the SPRC/UPRR merger, each share of SPRC stock would be converted, at the holder's election (subject to proration), into the right to receive $25.00 in cash or 0.4065 shares of UP common stock. As a result of the transaction, 60% of the outstanding SPRC stock will be converted into UP stock and the remaining 40% into cash, including the shares acquired in the original tender offer. The two companies expect to file an application with the ICC late this year.

  Earlier this year, the Financial Accounting Standards Board issued Statement No. 121, "Impairment of Long-Lived Assets", which is required to be adopted by January 1, 1996. The Company has not evaluated the potential impact of adopting this Statement.

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

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1.  LEGAL PROCEEDINGS

Union Pacific-Missouri Pacific Trackage Rights Compensation - On March 31, 1995, the Company and UPRR entered into an agreement to settle the outstanding litigation, which was reported in the Company's Annual Report on Form 10-K for the period ending December 31, 1994, relating to the compensation SSW would pay for trackage rights over UPRR lines between Kansas City and St. Louis. Under the settlement agreement, the Company paid UPRR $30.76 million on April 3, 1995 and executed a note agreeing to pay UPRR $30.76 million, plus interest at 7%, on April 3, 1996. As a result of the settlement agreement, both parties agreed to dismiss their claims in the ICC and court proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (A) During the quarter ended June 30, 1995, no reports on Form 8-K were filed by the Company.

                                   SIGNATURE


  Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         SOUTHERN PACIFIC TRANSPORTATION COMPANY


Date:  August 8, 1995                    By        /s/  B. C. Kane
                                            --------------------------------
                                                      Controller
                                              (Principal Accounting Officer)