Form 10-Q
period 1995-09-30
SOUTHERN PACIFIC TRANSPORTATION CO
filed 1995-11-13
CIK 92259

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1995


                                       OR


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934


For the transition period from ____________________to______________________



                         Commission file number 1-6146



                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
             (Exact name of registrant as specified in its charter)



         Delaware                                       94-6001323W
         --------                                       -----------
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


                                Yes  X     No
                                    ---        ---



     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


                                                            Outstanding at
             Class                                         October 31, 1995
-------------------------------                            ----------------
Common stock, without par value                              1,350 shares

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                           AND SUBSIDIARY COMPANIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                                               September 30,    December 31,
                                                                    1995            1994
                                                               -------------    ------------
                                                                        (in millions)
                            ASSETS
                            ------
CURRENT ASSETS
    Cash and cash equivalents.................................   $  124.7        $   54.4
    Accounts receivable, net of allowance for
       doubtful accounts......................................      149.9           176.6
    Notes receivable from Rio Grande Receivables, Inc.........      106.2            96.1
    Other notes receivable....................................        7.5             7.2
    Materials and supplies, at cost...........................       74.1            71.1
    Other current assets......................................       66.3            62.6
                                                                 --------        --------
      Total current assets....................................      528.7           468.0
                                                                 --------        --------
PROPERTY, AT COST
    Roadway and structures....................................    5,859.0         5,800.6
    Railroad equipment........................................    2,279.1         1,871.5
    Other property............................................      248.6           239.1
                                                                 --------        --------
      Total property..........................................    8,386.7         7,911.2
    Less accumulated depreciation and amortization............    2,797.7         2,779.2
                                                                 --------        --------
      Property, net...........................................    5,589.0         5,132.0
                                                                 --------        --------
OTHER ASSETS AND DEFERRED CHARGES
    Notes receivable and other investments....................       98.7            95.3
    Other assets and deferred charges.........................      104.0            94.1
                                                                 --------        --------
      Total other assets......................................      202.7           189.4
                                                                 --------        --------
         Total assets.........................................   $6,320.4        $5,789.4
                                                                 ========        ========

                                                                     (continued)

    See accompanying notes to consolidated condensed financial statements.

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                           AND SUBSIDIARY COMPANIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                                 September 30,    December 31,
                                                     1995             1994
                                                 ------------     -----------
                                                          (in millions)
      LIABILITIES AND STOCKHOLDER'S EQUITY
      ------------------------------------

CURRENT LIABILITIES
   Accounts and wages payable.....................  $  140.5      $  151.0
   Accrued payables...............................     137.3         137.1
   Current portion of long-term debt..............      57.0          59.5
   Redeemable preference shares of a subsidiary...       1.9           1.9
   Other current liabilities (Note 4).............     602.4         629.3
                                                    --------      --------
     Total current liabilities....................     939.1         978.8
                                                    --------      --------

ADVANCES PAYABLE TO PARENT........................     130.0
                                                    --------      --------

LONG-TERM DEBT (Notes 2 and 3)....................   1,289.3         725.3
                                                    --------      --------

DEFERRED INCOME TAXES.............................   1,000.8       1,038.4
                                                    --------      --------

OTHER LIABILITIES (Note 4).........................     706.8        720.5
                                                    --------      --------
REDEEMABLE PREFERENCE SHARES OF A
  SUBSIDIARY......................................      41.4          42.3
                                                    --------      --------
STOCKHOLDER'S EQUITY
   Common stock...................................     424.9         424.9
   Additional paid-in capital.....................   1,090.1       1,090.1
   Retained income................................   1,417.1       1,488.2
   Advances to parent.............................    (719.1)       (719.1)
                                                    --------      --------
     Total stockholder's equity...................   2,213.0       2,284.1
                                                    --------      --------
       Total liabilities and stockholder's equity.  $6,320.4      $5,789.4
                                                    ========      ========


    See accompanying notes to consolidated condensed financial statements.

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                           AND SUBSIDIARY COMPANIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                               Three Months Ended           Nine Months Ended
                                                 September 30,                 September 30,
                                             ---------------------        ------------------------
                                              1995           1994           1995            1994
                                             -------        ------        --------        --------
                                                                (in millions)
OPERATING REVENUES
  Railroad...............................     $773.0        $787.6        $2,300.1        $2,298.6
  Other..................................       16.1          13.9            48.7            46.7
                                             -------        ------        --------        --------
    Total................................      789.1         801.5         2,348.8         2,345.3
                                             -------        ------        --------        --------
OPERATING EXPENSES
  Railroad...............................      754.5         722.1         2,225.4         2,124.3
  Special charge (Note 4)................          -             -           112.6               -
  Other..................................       15.2          13.5            46.4            45.1
                                             -------        ------        --------        --------
    Total................................      769.7         735.6         2,384.4         2,169.4
                                             -------        ------        --------        --------
OPERATING INCOME (LOSS)..................       19.4          65.9           (35.6)          175.9
                                             -------        ------        --------        --------
OTHER INCOME (EXPENSE)
  Gains from sales of property...........        5.0           3.8            23.4            26.5
  Real estate rentals, net...............        6.1           5.6            15.6            17.3
  Interest...............................        2.4           2.1             6.5             5.3
  Other income (expense), net............      (13.6)        (14.7)          (45.0)          (39.5)
                                             -------        ------        --------        --------
    Total................................       (0.1)         (3.2)            0.5             9.6
                                             -------        ------        --------        --------
INTEREST EXPENSE.........................       28.5          28.0            77.1            85.1
                                             -------        ------        --------        --------
INCOME (LOSS) BEFORE INCOME TAXES........       (9.2)         34.7          (112.2)          100.4
                                             -------        ------        --------        --------
INCOME TAXES (BENEFIT)
  Current................................       (0.1)         (3.2)              -            56.9
  Deferred...............................       (1.1)         18.3           (41.1)          (16.0)
                                             -------        ------        --------        --------
    Total................................       (1.2)         15.1           (41.1)           40.9
                                             -------        ------        --------        --------
INCOME (LOSS) BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING.........       (8.0)         19.6           (71.1)           59.5
CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING FOR POST-EMPLOYMENT
  BENEFITS IN 1994
 (Net of income tax benefit of $3.8).....          -             -               -            (6.0)
                                             -------        ------        --------        --------
NET INCOME (LOSS)........................    $  (8.0)       $ 19.6        $  (71.1)       $   53.5
                                             =======        ======        ========        ========

     See accompanying notes to consolidated condensed financial statements

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                           AND SUBSIDIARY COMPANIES
           CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDER'S EQUITY
                                  (Unaudited)

                     Nine Months Ended September 30, 1995

                                           Common Stock
                                       ------------------   Additional                 Advances
                                         Number               Paid-in      Retained        to
                                       of Shares   Amount     Capital       Income       Parent     Total
                                       ---------   -------  ----------     --------    --------    --------
                                                       (in millions, except number of shares)
Balances at December 31, 1994.........   1,350     $424.9     $1,090.1     $1,488.2     $(719.1)   $2,284.1
Net income............................       -          -            -        (71.1)          -       (71.1)
                                         -----     ------     --------     --------     --------   --------
Balances at September 30, 1995........   1,350     $424.9     $1,090.1     $1,417.1     $(719.1)   $2,213.0
                                         =====     ======     ========     ========     =======    ========

     See accompanying notes to consolidated condensed financial statements

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                           AND SUBSIDIARY COMPANIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                         Nine Months
                                                      Ended September 30,
                                                     ---------------------
                                                      1995          1994
                                                     -------       -------
                                                         (in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)................................  $ (71.1)      $  53.5
                                                     -------       -------
  Adjustments to net income (loss):
    Gains from sales of property...................    (23.4)        (26.5)
    Depreciation and amortization..................    201.8         191.7
    Deferred income taxes..........................    (41.1)        (19.8)
    Special charge.................................    112.6             -
    Cumulative effect of change in accounting for
      post-employment benefits in 1994.............        -           9.8
    Other adjustments..............................    (92.8)       (155.2)
                                                     -------       -------
      Total adjustments............................    157.1             -
                                                     -------       -------
    Net cash provided by operating activities......     86.0          53.5
                                                     -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES

  Property sold and retired........................     23.6          31.1
  Capital expenditures.............................   (256.2)       (177.3)
  Change in notes receivable and other
    investments, net...............................     (8.0)         (4.9)
                                                     -------       -------
    Net cash used for investing activities.........   (240.6)       (151.1)
                                                     -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from issuance of debt, net of costs.....    225.0          55.6
  Debt and revolver repayment......................   (129.2)       (232.7)
  Advances from (to) parent, net...................    130.0          (8.4)
  Dividends paid...................................        -         (53.8)
  Proceeds for issuance of stock, net of costs.....        -         294.4
  Redeemable preference shares repayment...........     (0.9)         (1.3)
                                                     -------       -------
    Net cash provided by financing activities......    224.9          53.8
                                                     -------       -------
NET CHANGE IN CASH AND CASH EQUIVALENTS............     70.3         (43.8)

CASH AND CASH EQUIVALENTS-BEGINNING OF THE PERIOD..     54.4          51.7
                                                     -------       -------
CASH AND CASH EQUIVALENTS-END OF THE PERIOD........  $ 124.7       $   7.9
                                                     =======       =======

    See accompanying notes to consolidated condensed financial statements.

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                           AND SUBSIDIARY COMPANIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1995
                                  (Unaudited)

(1)  OWNERSHIP AND PRINCIPLES OF CONSOLIDATION
     -----------------------------------------

     Southern Pacific Transportation Company ("SPT") is a wholly-owned subsidiary of Southern Pacific Rail Corporation ("SPRC"); therefore, per share data are not shown in the accompanying consolidated condensed financial statements. As used in this document, the Company refers to SPT together with its subsidiaries. The consolidated condensed financial statements prepared on the historical cost basis of accounting and include the accounts of SPT and all significant subsidiary companies, including St. Louis Southwestern Railway Company ("SSW"), the Denver and Rio Grande Western Railroad Company ("D&RGW") and SPCSL Corp. ("SPCSL"), on a consolidated basis. SPRC transferred ownership of D&RGW to SPT effective October 1, 1994 by a contribution to capital. The consolidated condensed financial statements have been restated to reflect the combined results of operations and cash flows of the companies for prior periods presented. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1994. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of interim period results have been included. However, these results are not necessarily indicative of results for a full year.


(2)  SUPPLEMENTAL CASH FLOW INFORMATION
     ----------------------------------

                                                           Nine Months
                                                       Ended September 30,
                                                       -------------------
                                                        1995         1994
                                                       ------       ------
                                                          (in millions)
Cash payments:
   Interest                                             $49.1        $68.3
Non-cash transactions:
   Capital lease obligations for railroad equipment     465.6        146.2

(3)  CAPITAL LEASE FINANCING
     -----------------------

     As of September 30, 1995, $465.6 million of equipment has been received and included in the capital lease obligations incurred during the first nine months of 1995. An additional $48.0 million of equipment to be financed under capital leases (including 28 locomotives and approximately 373 reconditioned freight cars) is expected to be received by year end.

(4)  SPECIAL CHARGE
     --------------

     In June 1995, the Board of Directors approved plans aimed at reducing future operating costs and increasing productivity which resulted in a $112.6 million pretax charge. Approximately $41 million of the charge is related to severance payments to be made during the next year for approximately 582 employees (both management and labor), approximately $4 million of the charge is related to costs associated with terminating certain leased facilities, and approximately $68 million is for the expected loss associated with the sale, lease or abandonment of 600 miles of light density rail lines. Current liabilities, non-current liabilities and accumulated depreciation at June 30, 1995 were increased by approximately $28 million, $17 million and $68 million, respectively, as a result of this charge. As part of the plans to increase productivity, the Company also approved the relocation and training of up to 300 employees for which future expected costs of approximately $8 million will be expensed as incurred under current accounting principles. As of September 30, 1995, 25 employees have been terminated and $0.7 million has been charged to the reserve. The Company continues to evaluate the costs and benefits of the special charge approved by the Board in June, 1995 as it considers the 1996 business plan.

(5)  OTHER
     -----

     In November 1994, the Burlington Northern Railroad Company ("BN") and the Atchison Topeka & Santa Fe Railway Company ("ATSF") filed an application with the Interstate Commerce Commission ("ICC") for approval of a proposed merger of the two companies. On April 13, 1995, the Company entered into an agreement with BN and ATSF to provide trackage and haulage rights over portions of each other's rail lines, effective upon the completion of the proposed BN/ATSF merger. On August 23, 1995 the ICC served a written decision approving the proposed merger. The decision was effective September 22, 1995, and on that date, the BN/ATSF merger was consummated.

      On March 31, 1995, the Company and Union Pacific Railroad Company ("UPRR") entered into an agreement to settle the outstanding litigation, which was reported in the Company's Annual Report on Form 10-K for the period ending December 31, 1994, relating to the compensation SSW would pay for trackage rights over UPRR lines between Kansas City and St. Louis. Under the settlement agreement, the Company paid UPRR $30.76 million on April 3, 1995 and executed a note agreeing to pay UPRR $30.76 million, plus interest at 7%, on April 3, 1996. As a result of the settlement agreement, both parties dismissed their claims in the ICC and court proceedings.

(6)  PROPOSED MERGER WITH UNION PACIFIC
     ----------------------------------

     On August 3, 1995, the Board of Directors of SPRC approved an agreement providing for the merger of SPRC and UPRR, a wholly-owned subsidiary of Union Pacific Corporation ("UP"). Under the terms of the agreement, a subsidiary of UP acquired 25% of the common stock of SPRC at a price of $25.00 per share pursuant to a tender offer. The shares purchased in the tender offer are held in a voting trust pending approval of the merger by the ICC. Following receipt of ICC approval and the satisfaction of other conditions (including approval by SPRC stockholders), SPRC (and the UP subsidiary that purchased SPRC stock in the cash tender offer) will be merged into UPRR. In the SPRC/UPRR merger, each share of SPRC stock would be converted, at the holder's election (subject to proration), into the right to receive $25.00 in cash or 0.4065 shares of UP common stock. Of the shares of SPRC common stock outstanding immediately prior to the merger (other than the shares previously acquired by UP in the tender offer), 20% of such shares will be acquired for cash and 80% of such shares will be acquired in exchange for shares of UP common stock. The two companies expect to file an application with the ICC on or before December 1, 1995.

(7)  COMMITMENTS AND CONTINGENCIES
     -----------------------------

     The Company is subject to Federal, state and local environmental laws and regulations and is currently participating in the investigation and remediation of numerous sites. Where the remediation costs can be reasonably determined, and where such remediation is probable, the Company has recorded a liability. The Company does not believe that disposition of environmental matters known to the Company will have a material adverse effect on the Company's financial condition or liquidity; however, there can be no assurance that the impact of these matters on its results of operations for any given reporting period will not be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Three Months Ended September 30, 1995 Compared to Three Months Ended September
------------------------------------------------------------------------------
30, 1994
--------

     The Company had net a net loss of $8.0 million for the third quarter of 1995 compared to net income of $19.6 million for the third quarter of 1994. The Company had operating income of $19.4 million for the third quarter of 1995 compared to operating income of $65.9 million for the 1994 quarter. For the third quarter of 1995, railroad operating revenues decreased 1.9% and railroad operating expenses increased 4.5% over the 1994 period.

Operating Revenues. In the third quarter of 1995, railroad operating revenues
------------------
decreased $14.6 million, or $1.9%, compared to the third quarter of 1994. Revenues have been significantly impacted by increasing service competition from the Company's principal competitors relating to transit times and consistency, areas in which the Company has historically lagged certain of its competitors. Railroad freight operating revenues decreased $11.5 million, or 1.5%, due primarily to decreased shipments of intermodal traffic, forest products and food and agricultural products combined with reduced revenues resulting from lower rates from automotive traffic during the 1995 period. Carloads for coal, metals and ores, construction materials and minerals as well as automotive traffic increased for the 1995 quarter compared to the 1994 quarter. Other railroad revenues (primarily switching and incidental) decreased $3.1 million during the third quarter of 1995 compared to the 1994 quarter due primarily to reduced service revenues associated with reduced temperature controlled traffic volume and to reduced interline switching revenues for the 1995 period. For the third quarter of 1995, carloads increased 2.7% and revenue ton-miles increased 10.6% compared to the same period in 1994. The average net freight revenue per ton-mile for the third quarter of 1995 declined by 10.9% compared to the third quarter of 1994 due principally to an increase in traffic volume for commodities that generate lower revenue per ton-mile (e.g., coal and iron ore traffic).

     The following table compares volume (in carloads,) gross freight revenues (before contract allowances and adjustments) and gross freight revenue per carload by commodity group for the three months ended September 30, 1995 and 1994.

                 CARLOAD AND GROSS FREIGHT REVENUE COMPARISON
                THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                                                                          Gross Freight
                                                Carloads                Gross Freight Revenue           Revenue Per Carload
                                         ------------------------     --------------------------     --------------------------
                                                             %                              %                               %
       Commodity Group                   1995     1994     Change      1995       1994    Change      1995       1994     Change
--------------------------------------   -----    -----    ------     ------     ------   ------     ------     ------    ------
                                         (in thousands)                  (dollars in millions, except revenue per carload)
Intermodal.............................  183.2    193.3     (5.2)     $212.8     $228.7    (7.0)     $1,161     $1,183     (1.8)
Coal...................................   90.7     78.0     16.3        87.6       77.2    13.5         966        990     (2.5)
Chemical and petroleum products........   84.4     83.7      0.9       147.2      154.5    (4.8)      1,743      1,846     (5.6)
Food and agricultural products.........   62.3     63.4     (1.8)      107.8      107.2     0.5       1,731      1,691      2.4
Forest products........................   55.3     57.6     (4.1)      104.6      110.2    (5.0)      1,894      1,913     (1.0)
Metals and ores........................   53.4     44.8     19.3        79.4       68.2    16.5       1,487      1,522     (2.3)
Construction materials and minerals....   50.7     45.5     11.5        46.9       45.5     3.2         925      1,000     (7.5)
Automotive.............................   18.3     16.4     11.4        38.8       42.7    (9.2)      2,123      2,608    (18.6)
                                         -----    -----               ------     ------
    Total..............................  598.3    582.7      2.7      $825.1     $834.2    (1.1)     $1,379     $1,432     (3.7)
                                         =====    =====               ======     ======

    . Intermodal carloads and revenue declined for the third quarter of 1995 compared to the same period in 1994 due to reduced trailer-on-flatcar ("TOFC") traffic. This decline was generated by stagnant industry intermodal traffic, changes in customer distribution and shipping patterns, peso devaluation in Mexico and increases in service competition from major competitors.


    . Coal carloads and revenue increased for the 1995 period due to continued demand for the low-sulfur high-BTU content coal produced by Company-served mines. This demand was from both existing utility customers and new utility customers and was enhanced by the customers' ability to blend the low-sulfur coal with higher sulfur coal in order to satisfy requirements of the Clean Air Act. Revenue per carload declined due to the effect of new short-haul traffic.

    . Chemical and petroleum products carloads increased slightly while revenue decreased during the third quarter of 1995 compared to the same period in 1994. The carload increases were due primarily to increased shipments of environmental wastes substantially offset by decreased shipments of crude oil, plastics and fertilizer traffic. Revenue per carload decreased for the 1995 quarter from the 1994 quarter due primarily to changes in the commodity and traffic mix.


    . Food and agricultural products carloads decreased while revenue increased slightly during the third quarter of 1995 compared to the same period in 1994. The carload decrease was due to reduced shipments of temperature controlled products partially offset by increased shipments of food products and cotton. Revenue per carload increased due primarily to longer hauls for grain traffic during the 1995 period.


    . Forest products carloads and revenue decreased during the third quarter of 1995 due to a slowdown in the construction markets and increases in service competition issues affecting lumber traffic compared to the 1994 period.
    The revenue per carload decrease was due to changes in product mix and length of haul.


    . Carloads and revenue for metals and ores traffic increased in the third quarter of 1995 compared to the third quarter of 1994 due primarily to the startup of iron ore traffic between Minnesota and Utah in August 1994 and to a strong sulfuric acid market. Revenue per carload decreased for the 1995 period due to the higher share of lower-rated iron ore traffic in the commodity mix.


    . Construction materials and minerals carloads and revenues increased for the 1995 period due to increased shipments of minerals, cement and other aggregates. The revenue per carload reduction was due to the reduced length of haul associated with aggregates traffic.


    . Automotive carloads increased during the 1995 period due to new traffic, the startup of a new model year and the short-term impact of the Teamster strike against certain motor carriers which ended in mid-October. Revenue and revenue per carload declined during the third quarter of 1995 due to lower rates in effect during 1995.


Operating Expenses.  Railroad operating expenses for the third quarter of 1995
-------------------
increased $32.4 million, or 4.5%, compared to the third quarter of 1994. The following table sets forth a comparison of the Company's railroad operating expenses during the three months ended September 30, 1995 and 1994.

                     RAILROAD OPERATING EXPENSE COMPARISON
                 THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                 (IN MILLIONS)


                                                            %
                                    1995        1994      Change
                                   ------      ------     ------
                                            (Restated)

Labor and fringe benefits........  $286.6      $268.3       6.8%
Fuel.............................    67.8        67.3       0.7
Materials and supplies...........    42.2        43.9      (3.9)
Equipment rental.................    79.9        83.5      (4.3)
Depreciation and amortization....    71.4        66.7       7.0
Other............................   206.6       192.4       7.4
                                   ------      ------
      Total......................  $754.5      $722.1       4.5%
                                   ======      ======



    . Labor and fringe benefit costs increased $18.3 million, or 6.8%, for the third quarter of 1995 compared to the third quarter of 1994. The Company increased employment by 3.3% to a total of 19,246 as of the end of September 1995 compared to 18,638 at the end of September 1994. The increase in employment was due primarily to an increase in train and engine crews in order to improve customer service and to address congestion in certain high volume corridors. Train crew starts increased by 4.4% for the third quarter of 1995 compared to the same period in 1994. Gross ton-miles increased by 8.4% and carloads increased by 2.7% over the same period. The increased expense was also due to increased cost per start associated with training new train and engine crew employees. Expressed as a percentage of operating revenues, labor and fringe benefit expenses were 36.3% for the third quarter of 1995 compared to 33.5% for the third quarter of 1994.

    . Fuel expenses increased $0.5 million, or 0.7%, for the third quarter of 1995 compared to the same period in 1994. The increase was a result of an increase in gallons consumed of 2.7% for the 1995 quarter compared to the 1994 quarter attributable to the increase in traffic volume, partially offset by a decrease in the average price per gallon of fuel (which includes handling and fuel hedging costs) from $.61 during the third quarter of 1994 to $.60 during the third quarter of 1995. Fuel expense includes amounts paid to the Company's suppliers and amounts paid under fuel hedging contracts. Included in the third quarter 1995 fuel expense was $3.6 million paid under fuel hedging contracts compared to $2.7 million for the 1994 quarter. While total fuel expense increased for the 1995 quarter, fuel efficiency also increased by approximately 5% as measured by gallons consumed per gross ton-mile.

    . Materials and supplies expenses decreased $1.7 million, or 3.9%, for the third quarter of 1995 compared to the third quarter of 1994 due primarily to reduced locomotive material expenses and running repairs. During the third quarter of 1995, the Company rebuilt or overhauled 40 locomotives compared to 65 during the 1994 period. This decrease was partially offset by increased freight car repair material expenses and maintenance of way bridge and signal expenses.

    . Equipment rental costs decreased $3.6 million, or 4.3%, for the third quarter of 1995 compared to the third quarter of 1994. The decrease was primarily attributable to $6 million received in connection with the renegotiation of terms of an equipment utilization agreement as well as to reduced locomotive lease expenses during the 1995 period. Partially offsetting these expense decreases was an $8.0 million increase in net car hire attributable to increases in traffic volume and cycle times.

    . Depreciation and amortization expense increased $4.7 million, or 7.0%, for the third quarter of 1995 due to an increase in the depreciable property base principally from significant equipment acquisitions during the year.


    . Other expenses increased $14.2 million, or 7.4%, for the third quarter of 1995 compared to the third quarter of 1994. This category of expense includes outside repairs and services, joint facility rent and maintenance costs, casualty costs and property and other taxes. Expenses in this category which increased significantly over the prior period were casualty costs, joint facility costs, intermodal rent and equipment repair costs, information system outsourcing costs and sales, use and fuel taxes and user fees. Casualty costs, including destroyed equipment, increased $7.7 million for the third quarter of 1995 compared to the 1994 quarter. Partially offsetting these increased casualty costs were $5.5 million in insurance recoveries received as partial settlement of claims relating to the 1993 midwest flood. Joint facility costs increased $4.8 million due to increased billings for maintenance, increased interest rental payments as well as costs associated with a new haulage agreement for traffic between Memphis and Chicago. Intermodal rent and equipment repair costs increased $3.5 million due to increased facility rent and crane repair costs. Information system outsourcing costs increased $1.2 million for the third quarter of 1995 compared to the same period in 1994. Other costs including sales, use and fuel taxes increased $2.7 million in the third quarter of 1995 compared to the 1994 period.



Other Income (Expense) and Interest Expense.  Other income (expense) was a net
--------------------------------------------
expense of $0.1 million for the third quarter of 1995 compared to a net expense of $3.2 million for the same period in 1994. The reduced net expense was due primarily to a $1.2 million increase in gains on sales of property and a $0.5 million increase in real estate rentals, net due to decreased expenses related to leased property and property sales. Costs associated with the sale of accounts receivable during the 1995 period were approximately $5 million lower than in the 1994 period. Interest expense was $28.5 million for the third quarter of 1995 compared to $28.0 million for the third quarter of 1994, an increase of $0.5 million associated primarily with the increased interest expense associated with the higher level of capitalized lease obligations for new locomotives and freight cars outstanding during the third quarter of 1995 compared to the third quarter of 1994, partially offset by reduced interest expense resulting from repayment of the Company's $290 million Senior Secured Notes in December 1994. It is expected that interest expense in the fourth quarter and later periods will substantially increase as a result of the increase in capitalized lease obligations and debt borrowing.


Nine Months Ended September 30, 1995 Compared to Nine Months Ended September
----------------------------------------------------------------------------
30, 1994
--------


     The Company had a net loss of $71.1 million for the first nine months of 1995 after a $112.6 million pre-tax special charge compared to net income of $53.5 million for the first nine months of 1994 (which included a $6.0 million charge for the cumulative effect of a change in accounting for post-employment benefits under Statement of Financial Accounting Standards ("FAS") No. 112 adopted by the Company effective January 1, 1994). The Company had an operating loss of $35.6 million for the first nine months 1995 including the special charge (operating income of $77.0 million excluding the special charge) compared to operating income of $175.9 million for the 1994 period. For the first nine months of 1995, railroad operating revenues increased 0.1% and railroad operating expenses increased 4.8% (excluding the special charge) over the 1994 period. The $112.6 million special charge includes provisions for employee separation and for the sale, lease or abandonment of light density rail lines (see Note 4 to the Consolidated Condensed Financial Statements).


Operating Revenues.  In the first nine months of 1995, railroad operating
------------------
revenues increased $1.5 million, or 0.1%, compared to the first nine months of 1994. Revenues have been significantly impacted by increasing service competition from the Company's principal competitors relating to transit times and consistency, areas in which the Company has historically lagged certain of its competitors. Railroad freight operating revenues increased $2.9 million, or 0.1%, due primarily to increased shipments of coal, metals and ores and construction materials and minerals. Carloads for chemicals and petroleum products, food and agricultural products, forest products and intermodal traffic declined for the 1995 period compared to the 1994 period. Other railroad revenues (primarily switching and incidental) decreased $1.4 million during the first nine months of 1995 compared to the 1994 period due primarily to reduced service revenues associated with reduced temperature controlled traffic volume and to reduced interline switching revenues for the 1995 period. For the first nine months of 1995, carloads increased 2.1% and revenue ton-miles increased 10.3% compared to the same period in 1994. The average net freight revenue per ton-mile for the first nine months of 1995 declined by 9.2% compared to the first nine months of 1994 due principally to an increase in traffic volume for commodities that generate lower revenue per ton-mile (e.g., coal and iron ore traffic).

     The following table compares traffic volume (in carloads), gross freight revenues (before contract allowances and adjustments) and gross freight revenue per carload by commodity group for the nine months ended September 30, 1995 and 1994.


                 CARLOAD AND GROSS FREIGHT REVENUE COMPARISON
                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                                                                  GROSS FREIGHT
                                        CARLOADS              GROSS FREIGHT REVENUES           REVENUE PER CARLOAD
                               -------------------------   ----------------------------    ---------------------------
                                                    %                              %                             %
      COMMODITY GROUP           1995      1994    CHANGE     1995       1994     CHANGE     1995      1994     CHANGE
      ---------------         -------   -------   ------   --------   --------   ------    ------    ------    -------
                                (IN THOUSANDS)                   (DOLLARS IN MILLIONS, EXCEPT REVENUE PER CARLOAD)
INTERMODAL...................   534.3     547.5    (2.4)   $  626.7   $  637.9    (1.7)    $1,173    $1,165      0.7
COAL.........................   272.3     228.0    19.4       263.1      223.8    17.5        966       981     (1.5)
CHEMICAL AND PETROLEUM
 PRODUCTS....................   244.5     262.0    (6.7)      438.1      465.6    (5.9)     1,792     1,777      0.8
FOOD AND AGRICULTURAL
 PRODUCTS....................   179.1     181.7    (1.5)      308.6      310.0    (0.5)     1,723     1,706      1.0
FOREST PRODUCTS..............   160.7     171.7    (6.4)      306.7      326.5    (6.1)     1,909     1,901      0.4
METALS AND ORES..............   154.9     132.8    16.6       228.9      205.3    11.5      1,477     1,547     (4.5)
CONSTRUCTION MATERIALS AND
 MINERALS....................   142.0     131.4     8.1       134.6      131.9     2.0        948     1,004     (5.6)
AUTOMOTIVE...................    57.3      54.0     6.0       129.4      139.8    (7.4)     2,260     2,587    (12.6)
                              -------   -------            --------   --------
      TOTAL.................. 1,745.1   1,709.1     2.1    $2,436.1   $2,440.8    (0.2)    $1,396    $1,428     (2.2)
                              =======   =======            ========   ========

    . Intermodal carloads and revenue declined slightly for the first nine months of 1995 compared to the same period for 1994 due to the combined effects of a decrease in TOFC traffic due to stagnant industry intermodal traffic, changes in customer distribution and shipping patterns, peso devaluation in Mexico and increases in service competition from major competitors. Partially offsetting these decreases were increased container-on-flatcar ("COFC") business with major steamship accounts. The increase in revenue per carload was due to an increase in length of haul for both COFC and TOFC traffic.

    . Coal carloads and revenue increased for the 1995 period due to continued demand for the low-sulfur high-BTU content coal produced by Company-served mines. This demand was from both existing utility customers and new utility customers and was enhanced by the customers' ability to blend the low-sulfur coal with higher sulfur coal in order to satisfy requirements of the Clean Air Act. The revenue per carload declined due to the effect of new short-haul traffic.


    . Chemical and petroleum products carloads and revenue decreased during the first nine months of 1995. A portion of this decrease was attributable to reduced fertilizer traffic caused by the flooding in California during the spring of 1995, a longer than planned maintenance shutdown for a primary crude oil customer, and to a change in the classification of certain plastics traffic.

    . Food and agricultural products carloads and revenue decreased during the first nine months of 1995 compared to the same period in 1994 due to reduced shipments of grain, temperature controlled products, alcoholic beverages and vegetable oils, partially offset by increased shipments of sugar beets, canned foods and cotton.


    . Forest products carloads and revenue decreased during the first nine months of 1995 due, in part, to reduced lumber and paper traffic caused by severe weather and flooding in California during the spring of 1995, to a slowdown in the construction markets affecting lumber traffic and to a strike by millworkers affecting paper traffic that ended in March 1995.


    . Carloads and revenue for metals and ores traffic increased in the first nine months of 1995 compared to the first nine months of 1994 due primarily to the startup of iron ore traffic between Minnesota and Utah in August 1994, to increased copper concentrate traffic due to shifts in customers' markets and to a strong sulfuric acid market. Revenue per carload decreased for the 1995 period due to the higher share of lower-rated iron ore traffic in the commodity mix.


    . Construction materials and minerals carloads and revenue increased for the 1995 period due principally to increased shipments of minerals, cement and other aggregates. The revenue per carload reduction was due to the reduced length of haul associated with aggregates traffic.


    . Automotive carloads increased during the first nine months of 1995 compared to the first nine months of 1994 due to strong northbound shipments from Mexico, new traffic, the startup of a new model year and the short-term impact of a Teamster strike against certain motor carriers which ended in mid-October. The decline in revenue and revenue per carload was due to lower rates in effect during 1995.


Operating Expenses.  Railroad operating expenses for the first nine months of
-------------------
1995 increased $213.7 million, or 10.0%, compared to the first nine months of 1994. The following table sets forth a comparison of the Company's railroad operating expenses during the nine months ended September 30, 1995 and 1994.



                     RAILROAD OPERATING EXPENSE COMPARISON
                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                 (IN MILLIONS)

                                                             %
                                    1995        1994      Change
                                  --------    --------    -------
                                             (Restated)
Labor and fringe benefits........ $  837.1    $  809.6       3.4%
Fuel.............................    195.0       188.2       3.6
Materials and supplies...........    137.5       143.5      (4.2)
Equipment rental.................    238.4       248.7      (4.1)
Depreciation and amortization....    201.8       191.7       5.3
Other............................    615.6       542.6      13.5
Special Charge...................    112.6           -     100.0
                                  --------    --------
      Total...................... $2,338.0    $2,124.3      10.0%
                                  ========    ========



    . Labor and fringe benefit costs increased $27.5 million, or 3.4%, for the first nine months of 1995 compared to the first nine months of 1994. The Company increased employment by 3.3% to a total of 19,246 as of the end of September 1995 compared to 18,638 at the end of September 1994. The increase in employment was due primarily to an increase in train and engine crews in order to improve customer service and to address congestion in certain high volume corridors. Train crew starts increased by 4.3% for the first nine months of 1995 compared to the same period in 1994. Gross ton-miles increased by 8.0% and carloads increased 2.1% over the same period. The increased expense was also due to increased cost per start associated with training the new train and engine crew employees. Partially offsetting the expense increase was an adjustment in the first quarter of 1995 to reflect reduced costs associated with non-agreement fringe benefits. Expressed as a percentage of operating revenues, labor and fringe benefit expenses were 35.6% for the first nine months of 1995 compared to 34.5% for the first nine months of 1994.

    . Fuel expenses increased $6.8 million, or 3.6%, for the first nine months of 1995 compared to the same period in 1994. The increase was a result of an increase in gallons consumed of 3.4% for the 1995 period compared to the 1994 period attributable to the increase in traffic volume, coupled with a stable average price per gallon of fuel (which includes handling and fuel hedging costs) of $.58 for both periods. Fuel expense includes amounts paid to the Company's suppliers and amounts paid under fuel hedging contracts. Included in the nine month 1995 fuel expense was $6.3 million paid under fuel hedging contracts compared to $10.9 million for the 1994 period. While total fuel expense increased for the 1995 period, fuel efficiency also increased by approximately 4% as measured by gallons consumed per gross ton-mile.

    . Materials and supplies expenses decreased $6.0 million, or 4.2%, for the first nine months of 1995 compared to the first nine months of 1994 due primarily to reduced locomotive material expenses and running repairs. During the first nine months of 1995, the Company rebuilt or overhauled 141 locomotives compared to 227 during the 1994 period. This decrease was partially offset by increased freight car repair material expenses during the second and third quarters of 1995 as well as increases in maintenance of way bridge and signal expenses and transportation safety equipment.

    . Equipment rental costs decreased $10.3 million, or 4.1%, for the first nine months of 1995 compared to the first nine months of 1994. The decrease was primarily attributable to the conversion of freight car equipment from operating lease to capital lease late in 1994, to reduced locomotive lease expenses during the 1995 period, as well as to $6 million received in connection with the renegotiation of terms of an equipment utilization agreement. Partially offsetting these expense decreases was an $11.5 million increase in net car hire attributable to increases in traffic volume and cycle times.

    . Depreciation and amortization expense increased $10.1 million, or 5.3%, for the first nine months of 1995 due to an increase in the depreciable property base principally from significant equipment acquisitions during the year.


    . Other expenses increased $73.0 million, or 13.5%, for the first nine months of 1995 compared to the first nine months of 1994. This category of expense includes outside repairs and services, joint facility rent and maintenance costs, casualty costs and property and other taxes. Expenses in this category which increased significantly over the prior period were casualty and detour costs, joint facility costs, intermodal rent and equipment repair costs, information system outsourcing costs and other costs including utilities, taxes, travel expenses, meals and lodging expenses and user fees. Casualty costs, including destroyed equipment, increased $22.3 million and detour expenses increased $4.6 million for the first nine months of 1995 compared to the 1994 period due primarily to the severe weather and flooding in California during the spring of 1995. Partially offsetting these increased casualty costs were $10.5 million in insurance recoveries received as a partial settlement of claims relating to the 1993 midwest flood. Joint facility costs increased $20.6 million due to increased billings for maintenance, increased interest rental payments as well as costs associated with a new haulage agreement for traffic between Memphis and Chicago. Intermodal rent and equipment repair costs increased $9.1 million due to increased facility rent and crane repair costs. Information system outsourcing costs increased $5.2 million for the first nine months of 1995 compared to the same period in 1994. Other costs including utilities, taxes, travel expenses, meals and lodging expenses and user fees increased $21.6 million for the first nine months of 1995 compared to the same period in 1994.


    . In June 1995, the Board of Directors approved plans aimed at reducing future operating costs and increasing productivity which resulted in a $112.6 million pretax special charge. Approximately $41 million of the charge was related to severance payments to be made during the next year for approximately 582 employees (both management and labor), approximately $4 million of the charge was related to costs associated with terminating certain leased facilities, and approximately $68 million was for the expected loss associated with the sale, lease or abandonment of 600 miles of light density rail lines. The Company continues to evaluate the costs and benefits of the special charge approved by the Board in June, 1995 as it considers its 1996 business plan.

Other Income (Expense) and Interest Expense.  Other income (expense) was a net
--------------------------------------------
income of $0.5 million for the first nine months of 1995 compared to a net income of $9.6 million for the same period in 1994. The decreased net income was due primarily to a $3.1 million decrease in gains on sales of property and a $1.7 million decrease in real estate rental income attributable to additional real estate lease and signboard rental income received in 1994 and increased 1995 expenses related to property sales. The 1995 amount also included $2.3 million of costs associated with the repayment of the Company's $290 million
Senior Secured Notes.   Interest expense was $77.1 million for the first nine
months of 1995 compared to $85.1 million for the first nine months of 1994, a decrease of $8.0 million associated primarily with the repayment of the Company's $290 million Senior Secured Notes in December 1994. Other decreases were offset by increased interest expense associated with the higher level of capitalized lease obligations for new locomotives and freight cars outstanding during the first nine months of 1995 compared to the first nine months of 1994. It is expected that interest expense in the fourth quarter and later periods will substantially increase as a result of the increase in capitalized lease obligations and debt borrowing.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's business is capital intensive and requires on-going substantial expenditures for, among other things, improvements to roadway, structures and technology, acquisitions and repair of equipment, and maintenance of the rail system. During the first nine months of 1995, and for at least twelve years before that, the Company's railroad operations did not produce sufficient cash flows to meet its capital expenditure, debt service and other cash needs. As a result, the Company relied on proceeds from transit corridor, real estate and other asset sales, borrowings and other financing for these purposes.


     The Company anticipates that, for the next few years, cash flows generated by rail operations will not be sufficient to meet its cash needs including acquisition of equipment and other necessary capital expenditures. In order to satisfy these cash flow requirements, as well as satisfy financial covenants in its bank credit facilities, the Company must continue to improve its operating results and obtain equipment financing while maintaining its bank credit facilities for use as required. Based on projected operating results and land sales in the fourth quarter of 1995, the Company presently believes it should meet the financial covenant tests in its bank credit facilities by a small margin. In addition, in order to reduce the amounts the Company will be required to borrow, the Company expects to continue to sell real estate assets with substantial values that are not necessary to its transportation operations. However, levels of asset sales may vary substantially from period to period, which in turn can cause significant variations in the Company's net income or loss, cash flows and liquidity.

     In September 1995, the Company borrowed $150 million under its term loan facility and repaid $50 million previously borrowed under its separate revolving credit facility. As of September 30, 1995, the Company had cash and cash equivalents of $124.7 million. In addition, the Company had $300 million available under its revolving credit facility.


     Continued implementation of the Company's strategic plan will require the ongoing availability of additional sources of funding, including secured equipment and capital lease financing to complete the upgrade of the Company's railcar fleet and technology and facility improvements, as well as borrowings under the Company's bank credit facilities. The Company will remain leveraged to a significant extent and its debt service and capital lease obligations will continue to be substantial.


       The Company faces large capital investment requirements in order to meet the challenges of its major competitors, particularly as a result of the recent BN/ATSF merger. The intense service competition that has developed and will be accelerating will require capital expenditures for additional equipment, track improvements and other new facilities and technology. The Company's two major competitors have substantially stronger cash flow, financial capabilities and facilities and technology that are more advanced than those of the Company. The completion of the BN/ATSF merger and the integration of that system has occurred more quickly than the Company initially anticipated. The combined BN/ATSF has become a substantially stronger competitor than either railroad was separately. The stronger financial condition and resources of the Company's major competitors will allow them to make more investments designed to enhance service, attract new customers, gain market share and achieve even more efficient operations.




                              Operating Activities
                              --------------------


       As shown in the Consolidated Condensed Statements of Cash Flows, cash provided by operating activities was $86.0 million for the first nine months of 1995 compared to $53.5 million for the first nine months of 1994. The change between periods was due primarily to the net effect of changes in income offset by changes in accounts receivable and payable between periods based on the timing of receipts and payments. The Company expects to fund its operations (including scheduled interest payments, capital lease payments and severance payments attributable to items provided for in the special charge) over the next twelve months with cash from operations, cash on hand, property sales, secured equipment financing, capital leases and borrowings under its bank credit facilities.


     For the first time in several years, volumes and revenues on intermodal business have declined. The Company believes this is attributable, in large part, to substantially increased service competition from the Company's major competitors relating to transit time and consistency, areas in which the Company has historically lagged certain of its competitors. The increasing service competition, including new single line service provided by the merged BN/ATSF, is expected to continue and is impacting other commodities as the BN/ATSF merger has created a much stronger competitor. Pressure on the Company to improve service and price more aggressively may continue and could adversely impact operating results because the Company may not be able to reduce costs as rapidly as it would have without the increased service competition from the BN/ATSF merger, and expend capital equivalent to its competitors and compete with equal service.


     The Company had working capital deficits of $410.4 million and $460.0 million at September 30, 1995 and 1994, respectively. The decreased deficit was due primarily to an increase in cash, partially offset by an increase in current liabilities at September 30, 1995. This increase in current liabilities included a higher current portion of casualty and restructuring reserves (including amounts associated with the special charge taken in June 1995) and a higher interest payable balance due primarily to interest associated with the increased capital lease obligations outstanding at September, 30 1995 compared to September 30, 1994.


     The Company received cash proceeds from sales and retirements of real estate and other property totaling $23.6 million and $31.1 million for the first nine months of 1995 and 1994, respectively.

                           1995 Capital Expenditures
                           -------------------------


       Capital expenditures (exclusive of capital leases) for the first nine months of 1995 were $256.2 million compared to $177.3 million for the same period in 1994. The 1995 amount included approximately $226.0 million for roadway and structures and $22.3 million for rebuilt locomotives. The 1994 amount includes approximately $122.2 million for roadway and structures and $42.5 million for rebuilt locomotives. During the first nine months of 1995, the Company rebuilt 57 locomotives compared to 146 locomotives during the 1994 period. The Company expects 1995 capital expenditures for railroad operations to be approximately $395 million (exclusive of capital leases).


     The Company has been engaged in a program to expand and upgrade its locomotive and freight car fleets principally through capitalized lease financing. During the first nine months of 1995, the Company received 18 remanufactured locomotives, 253 of the 282 new locomotives on order, 920 new hopper cars, 1,050 used hopper cars and 827 of 1,200 reconditioned freight cars. All of the remaining equipment is expected to be received by year end. The Company has completed capitalized lease financing for 278 of the new locomotives, 17 of the remanufactured locomotives and all of the new and used hopper cars. The total expected capitalized lease obligation to be incurred in 1995 is approximately $513 million.


                              Financing Activities
                              --------------------


       During the first nine months of 1995, the Company incurred $465.6 million of capitalized lease obligations related to locomotive and freight car acquisitions. In September 1995, the Company borrowed $150 million under a term loan facility and repaid $50 million previously borrowed under the Company's $300 million revolving credit facility. The term loan facility has a final maturity date of December 28, 1999 and has a variable interest rate based on the LIBOR rate plus 125 basis points or the prime rate depending on the Company's credit rating. At September 30, 1995, the effective interest rate on the term loan facility was 7.125%. The $300 million revolving credit facility has a final maturity date of November 8, 1997 and has a variable interest rate based on the LIBOR rate plus 87.5 basis points or the prime rate depending on the Company's credit rating. Interest is payable quarterly. The Company also repaid $54.2 million of other debt during the first nine months of 1995.


      As of September 30, 1995, $465.6 million of equipment has been received and included in the capital lease obligations incurred during the first nine months of 1995. An additional $48.0 million of equipment to be financed under capital leases (including 28 locomotives and approximately 373 reconditioned freight cars) is expected to be received by year end.


     The Company is in the process of replacing its facility to sell accounts receivable which expires on November 30, 1995. The new facility would increase the maximum size of the facility from $300 million to $400 million. The Company expects to replace its accounts receivable facility prior to the expiration of its existing facility.


                                     Other
                                     -----


     In November 1994, the Burlington Northern Railroad Company ("BN") and the Atchison, Topeka & Santa Fe Railway Company ("ATSF") filed an application with the Interstate Commerce Commission ("ICC") for approval of a proposed merger of the two companies. On April 13, 1995, the Company entered into an agreement with BN and ATSF to provide trackage and haulage rights over portions of each other's rail lines, effective upon the completion of the proposed BN/ATSF merger. On August 23, 1995, the ICC served a written decision approving the proposed merger. The decision was effective September 22, 1995, and on that date, the BN/ATSF merger was consummated.


     The Company faces large capital investment requirements in order to meet the challenges of its major competitors, particularly as a result of the recent BN/ATSF merger. The increasing service competition that has developed and will be accelerating will require substantial additional capital expenditures for additional equipment, track improvements and other new facilities and technology. The Company's two major competitors have substantially stronger cash flow, financial capabilities and facilities and technology that are more advanced than those of the Company. The completion of the BN/ATSF merger and the integration of that system has occurred more quickly than the Company initially anticipated. The combined BN/ATSF has become a substantially stronger competitor than either railroad was separately. The stronger financial condition and resources of the Company's major competitors will allow them to make more investments designed to enhance service, attract new customers, gain market share and achieve even more efficient operations. For the first time in several years, volumes and revenues on intermodal business have declined. The Company believes this is attributable, in large part, to substantially increased service competition from the Company's major competitors relating to transit time and consistency, areas in which the Company has historically lagged certain of its competitors. This intense service competition, including new single line service provided by the merged BN/ATSF, is expected to continue and is impacting other commodities as the BN/ATSF merger has created a much stronger competitor. BN/ATSF's ability to offer expanded single line service that the Company cannot offer to its customers will also negatively impact the Company. Pressure on the Company to improve service and price more aggressively may continue and could adversely impact operating results because the Company may not be able to reduce costs as rapidly as it would have without the increased service competition from the BN/ATSF merger, and expend capital equivalent to its competitors and compete with equal service. If the Company's proposed merger with UPRR were not completed, management now believes the Company would have to shrink its service. After several years of extraordinary capital expenditures to rebuild its locomotive fleet, the Company will not be able to match the financial resources of BN/ATSF or UP going forward to provide the facilities and other service enhancing investments necessary to be fully competitive on a stand-alone basis.


     On August 3, 1995, the Board of Directors of SPRC approved an agreement providing for the merger of SPRC and UPRR, a wholly-owned subsidiary of Union Pacific Corporation ("UP"). Under the terms of the agreement, a subsidiary of UP acquired 25% of the common stock of SPRC at a price of $25.00 per share pursuant to a tender offer. The shares purchased in the tender offer are held in a voting trust pending approval of the merger by the ICC. Following receipt of ICC approval and the satisfaction of other conditions (including approval by SPRC stockholders), SPRC (and the UP subsidiary that purchased SPRC stock in the cash tender offer) will be merged into UPRR. In the SPRC/UPRR merger, each share of SPRC stock would be converted, at the holder's election (subject to proration), into the right to receive $25.00 in cash or 0.4065 shares of UP common stock. Of the shares of SPRC common stock outstanding immediately prior to the merger (other than the shares previously acquired by UP in the tender offer), 20% of such shares will be acquired for cash and 80% of such shares will be acquired in exchange for shares of UP common stock. The two companies expect to file an application with the ICC on or before December 1, 1995.


     In June 1995, the Board of Directors approved plans aimed at reducing future operating costs and increasing productivity which resulted in a $112.6 million pretax charge. Approximately $41 million of the charge was related to severance payments to be made during the next year for approximately 582 employees (both management and labor), approximately $4 million of the charge was related to costs associated with terminating certain leased facilities, and approximately $68 million was for the expected loss associated with the sale, lease or abandonment of 600 miles of light density rail lines. Current liabilities, non-current liabilities and accumulated depreciation at June 30, 1995 were increased by approximately $28 million, $17 million and $68 million, respectively, as a result of this charge. As part of the plans to increase productivity, the Company also approved the relocation and training of up to 300 employees for which future expected costs of approximately $8 million will be expensed as incurred under current accounting principles. As of September 30, 1995 25 employees have been terminated and $0.7 million has been charged to the reserve. The Company continues to evaluate the costs and benefits of the special charge approved by the Board in June, 1995 as it considers its 1996 business plan.

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



                          PART II - OTHER INFORMATION
                          ---------------------------



ITEM 1.  LEGAL PROCEEDINGS


Union Pacific-Missouri Pacific Trackage Rights Compensation - On March 31, 1995, the Company and UPRR entered into an agreement to settle the outstanding litigation, which was reported in the Company's Annual Report on Form 10-K for the period ending December 31, 1994, relating to the compensation SSW would pay for trackage rights over UPRR lines between Kansas City and St. Louis. Under the settlement agreement, the Company paid UPRR $30.76 million on April 3, 1995 and executed a note agreeing to pay UPRR $30.76 million, plus interest at 7%, on April 3, 1996. As a result of the settlement agreement, both parties dismissed their claims in the ICC and court proceedings.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (A) During the quarter ended September 30, 1995, no reports on Form 8-K were filed by the Company.

                                   SIGNATURE
                                   ---------



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         SOUTHERN PACIFIC TRANSPORTATION COMPANY




Date:   November 10, 1995                By: /s/ L. C. Yarberry
        -----------------                   -----------------------------
                                              Vice President - Finance
                                            (Principal Financial Officer)