Form 10-K405
period 1995-12-31
SOUTHERN PACIFIC TRANSPORTATION CO
filed 1996-03-29
CIK 92259

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-K

  [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES  AND
                             EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1995

                                      OR
 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND
                             EXCHANGE ACT OF 1934

   For the transition period from _________________ to _____________________

                         Commission file number 1-6146

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
             (Exact name of registrant as specified in its charter)

              DELAWARE                                 94-6001323W
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)                        94105
      SOUTHERN PACIFIC BUILDING                         (Zip code)
         ONE MARKET PLAZA                             (415) 541-1000
      SAN FRANCISCO, CALIFORNIA              (Registrant's telephone number,
(Address of principal executive offices)           including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
        Title of each class                        on which registered
        -------------------                       ---------------------
Southern Pacific Transportation Company
First and Refunding Mortgage 8.2% Bonds,         New York Stock Exchange
    Series B, Due December 1, 2001

          Securities registered pursuant to Section 12(g) of the Act:
                                     None
                                     ----
                               (Title of Class)

        Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ----   ----

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            -----

        As of March 15, 1996, none of the registrant's Common Stock was held by non-affiliates.

        The number of shares outstanding of the registrant's Common Stock as of March 15, 1996 was 1,350.

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

   OMITTED IN PART:

        ITEM 1.   BUSINESS.
        ITEM 2.   PROPERTIES.
        ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                               TABLE OF CONTENTS
--------------------------------------------------------------------------------
PART  ITEM                        DESCRIPTION                            PAGE
---------------------------------------------------------------------- ---------
I     1 and 2   Business and Properties...............................     1
                General...............................................     1
                Proposed Merger with Union Pacific....................     1
                Railroad Operations...................................     2
                Service Territory.....................................     3
                Traffic...............................................     4
                Physical Plant and Equipment..........................     5
                Transit Corridor and Real Estate Sales................     8
                Employees and Labor...................................     9
                Governmental Regulation...............................    10
                Competition...........................................    11
                Environmental Matters.................................    12
         3      Legal Proceedings.....................................    14
II       5      Market For Registrant's Common Equity and Related
                   Stockholder's Matters..............................    16
         7      Management's Discussion and Analysis of Financial
                   Condition and Results of Operations................    16
         8      Financial Statements and Supplementary Data...........    23
         9      Changes in and Disagreements With Auditors on
                   Accounting and Financial Disclosure................    23
IV      14      Exhibits, Financial Statement Schedules and Reports on
                   Form 8-K...........................................    24
                Index to Financial Statements and Financial Statement
                   Schedules..........................................    29

        Southern Pacific Transportation Company ("SPT" or the "Company") is a wholly-owned subsidiary of Southern Pacific Rail Corporation ("SPRC"). Unless the context otherwise requires, references herein to the Company include SPT and its subsidiaries, including St. Louis Southwestern Railway Company ("SSW"), The Denver and Rio Grande Western Railroad Company ("D&RGW") and SPCSL Corp. ("SPCSL"), and references to SPRC include SPRC and its subsidiaries, including SPT and its subsidiaries.

                                     PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

GENERAL

  The Company, through the integrated network of its principal subsidiaries, transports freight over approximately 16,400 miles of first main track throughout the western United States. The Company operates in 16 states over five main routes. The Company serves most west coast ports and large population centers west of the Mississippi and connects with eastern railroads at Chicago, St. Louis, Kansas City, Memphis and New Orleans. The Company's rail lines reach the principal Gulf ports south from Chicago and east from the Los Angeles basin. It interchanges with Mexican railroads at six gateways into Mexico. Mileage operated by the Company increased during 1995 due to an agreement entered into by the Company on April 13, 1995 with Burlington Northern Railroad Company ("BN") and The Atchison, Topeka and Santa Fe Railway Company ("ATSF"), effective upon completion of the merger of those railroads on September 22, 1995, to provide trackage and haulage rights over portions of each other's rail lines.

  The principal commodities hauled in the Company's carload operations are coal, chemicals and petroleum products, food and agricultural products and forest products (including paper, paper products and lumber). Intermodal container and trailer operations continue to be the Company's largest single traffic category. In 1995, the largest five shippers accounted for less than 17% of the Company's gross freight revenues, with no shipper providing more than 7% of such revenue.

  In addition to its rail business, the Company historically has received substantial cash flow from "traditional" real estate sales and leasing activities. Beginning in 1989, transit corridor sales became a dominant component of the Company's asset sales program, with the Company usually retaining operating rights over these corridors to continue freight rail service to its customers. In 1995, however, the Company completed no transit corridor sales and no major corridor sales are pending at this time.

PROPOSED MERGER WITH UNION PACIFIC

  On August 3, 1995, the Board of Directors of SPRC approved an agreement providing for the merger of SPRC and Union Pacific Railroad Company ("UPRR"), a wholly-owned subsidiary of Union Pacific Corporation ("UP"). Under the terms of the agreement, a subsidiary of UP acquired 25% of the common stock of SPRC at a price of $25.00 per share pursuant to a tender offer. The merger requires approval by the Surface Transportation Board ("STB") of the Department of Transportation (successor to the Interstate Commerce Commission ("ICC")). Based upon the 255 day procedural schedule adopted by the ICC, the earliest a decision can be expected is August 1996. The shares purchased in the tender offer are
held in a voting trust pending a decision by the STB.   Following  receipt of
STB approval and the satisfaction of other conditions, SPRC (and the UP subsidiary that purchased SPRC stock in the cash tender offer) would be merged into UPRR. In the merger, each share of SPRC stock would be converted, at the holder's election (subject to proration), into the right to receive $25.00 in cash or 0.4065 shares of UP common stock. Of the shares of SPRC common stock outstanding immediately prior to the merger (other than the shares previously acquired by UP in the tender offer), 20% would be acquired for cash and 80% would be acquired in exchange for shares of UP common stock.

  The merger agreement provides that prior to completion of the merger, or termination of the merger agreement if that occurs before the merger is completed, the business of SPRC and its subsidiaries generally will be conducted in the ordinary course of business consistent with past practice, or pursuant to "customary actions". Customary actions are defined as actions in the ordinary course of a person's business where the action is generally recognized as being customary and prudent for other major enterprises in the person's line of business. The merger agreement may be terminated by the Board of Directors of either SPRC or UP if the merger has not occurred on or prior to March 31, 1997. The agreement restricts SPRC, including the Company, with certain exceptions, from amending its articles or bylaws, paying dividends, issuing stock, redeeming or repurchasing shares of its stock, making compensation changes, making loans, advances, capital contributions or investments (except for railroad and real estate joint ventures and certain other transactions) and engaging in transactions with affiliates. In addition, among other things, the agreement restricts SPRC, including the Company, from incurring debt other than pursuant to arrangements existing on the date of the merger agreement (the Company's $450 million of bank credit facilities and replacements therefor and refinancings thereof, and capital leases to finance the rebuilding of freight cars and purchase of equipment under existing commitments), plus borrowings not to exceed $12.5 million in the fiscal year ended December 31, 1995, $25 million in the fiscal year ending December 31, 1996, and $12.5 million in the fiscal quarter ending March 31, 1997.

  On November 30, 1995, UPRR and SPRC filed an application for the proposed merger with the ICC and the application process is ongoing. The earliest closing of the transaction, if approved, would be September 1996.

  On January 17, 1996 at a special meeting called to consider the proposed merger, the stockholders of SPRC voted to proceed with the transaction.

RAILROAD OPERATIONS

  The following table sets forth certain freight and operating statistics relating to the Company's rail operations for the periods indicated. The operating ratios show consolidated operating expenses expressed as a percentage of consolidated operating revenues. The decrease in revenue per ton-mile evidences the intense competitive pressures under which the Company operates, particularly those affecting its intermodal activities, as well as increases in commodities with lower revenue per ton-mile. The increase in revenue ton-miles per gallon of fuel primarily reflects the results of the Company's program to rehabilitate and upgrade the quality of its locomotive fleet. The increase in labor productivity, as measured by revenue ton-miles per employee, is primarily the result of Company programs to limit the growth or reduce employment combined with increases in traffic volume. The increase in employment resulted from additional train and engine crews hired to improve customer service and additional maintenance of way employment associated with an increased capital program in 1995.

                                                               Year Ended December 31,
                                                       -------------------------------------
                                                        1995            1994            1993
                                                       ------          ------          ------
Revenue ton-miles  (billions)...................        152.9           139.1           123.6
Revenue per ton-mile  (dollars).................      $  .019         $  .021         $  .022
Total carloads (thousands)  (1).................        2,335           2,274           2,078
Average length of haul  (miles).................        1,067           1,026             990
Gallons of fuel (millions)......................        449.4           436.0           408.9
Average cost per gallon.........................      $   .58         $   .58         $   .62
Revenue ton-miles per  gallon...................          340             319             302
Total employees (year end)......................       19,089          18,010          18,982
Revenue ton-miles per  employee (thousands)(2)..        8,053           7,456           5,845
Operating ratio (%)(3)..........................        100.4            92.6           100.7

------------------
   (1) Includes intermodal carloads with an assumed two containers per carload. Intermodal carloads hold from two to ten containers.
   (2) Calculated based on average monthly employment for 1995,1994 and 1993.
   (3) 1995 includes a special charge of $112.6 million. The operating ratio excluding the special charge would have been 96.8%.

SERVICE TERRITORY

  The Company's routes and service territory are described below.

  Central Corridor Route. The Central Corridor Route links Northern California and the Pacific Northwest with Kansas, Missouri and Illinois, traversing the Rocky Mountain states. The eastern end of this route reaches the rail gateway cities of Kansas City, St. Louis and Chicago. This route handles a diverse mix of traffic including eastbound forest products, perishables and processed foods, as well as significant volumes of finished automobiles and other manufactured goods. The bulk of the Company's low sulfur, high BTU coal traffic originates along this route in the mountainous territory of Colorado and Utah and moves east.

  Pacific Coast Route (I-5 Corridor). The north-south route connects the forest product resource base of the Pacific Northwest with the major consuming markets in California and Arizona.

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

  Mid-America Route. The Mid-America Route links the petrochemical producing region along the Gulf of Mexico with industrial users and consuming markets in the midwest and northeast. This route serves the cities of Dallas/Ft. Worth, Shreveport, Memphis, Kansas City and St. Louis.

  Mexico. The Company serves Mexico through interchanges with Mexican railroads at six gateways in California, Texas and Arizona.

  BN/ATSF Trackage Rights. On April 13, 1995, the Company entered into an agreement with BN and ATSF, effective upon completion of their merger on September 22, 1995, to provide trackage and haulage rights over portions of each other's rail lines. This trackage rights agreement extends the Company's Central Corridor route from Pueblo, Colorado to Ft. Worth, Texas and from Ft. Worth north through the grain producing regions of Oklahoma and Kansas to Kansas City. For intermodal and auto traffic, these trackage rights provide an additional route from Hutchinson, Kansas to Chicago.

TRAFFIC

  Set out below is a comparison of the Company's carload volumes and gross freight revenues (before contract allowances and adjustments) by commodity groups in 1995. A more detailed discussion of the traffic generated by each group follows the table. For a discussion of the 1995 results of operations compared to those of 1994, reference is made to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                       Year Ended December 31, 1995
                                            -----------------------------------------------
                                                  Carloads            Gross Freight Revenue
                                            -------------------       ---------------------
                                               Number      % of         Dollars      % of
                                            (thousands)   Total        (millions)   Total
                                            -----------   -----        ----------   -----
Intermodal..............................       710.1       30.4%       $ 833.1       25.6%
Coal....................................       368.6       15.8          354.5       10.9
Chemical and petroleum products.........       327.5       14.0          582.5       17.9
Food and agricultural products..........       240.2       10.3          411.6       12.7
Forest products.........................       212.8        9.1          406.8       12.5
Metals and ores.........................       206.5        8.8          304.4        9.4
Construction materials and minerals.....       190.6        8.2          180.4        5.5
Automotive..............................        78.8        3.4          180.5        5.5
                                             -------      -----       --------      -----
         Total..........................     2,335.1      100.0%      $3,253.8      100.0%
                                             =======      =====       ========      =====


  Intermodal. The intermodal freight business consists of hauling freight containers or truck trailers by a combination of water, rail and motor carriers, with rail carriers serving as the link between motor carriers and between ports and motor carriers. The Company's marketing efforts are focused on direct negotiations with major steamship lines for international container traffic and with marketing agents (primarily shipper agents and consolidators) and motor carriers for domestic container and trailer traffic. This traffic is particularly sensitive to general economic conditions.

  The Company's intermodal revenues are derived in large part from goods produced in the Pacific Rim and shipped by rail from west coast ports to east coast markets. This traffic is carried on the Company's lines from its terminals at Oakland or Los Angeles/Long Beach to Chicago, St. Louis, New Orleans or Houston, or through connecting carriers, beyond to the U.S. eastern seaboard. Most of this traffic uses the Company's Intermodal Container Transfer Facility ("ICTF") in Southern California. In some cases, motor carriers and railroads have begun to jointly market intermodal service. The Company provides stack-train and trailer-on-flatcar service among its 26 intermodal facilities across the system.

  Coal. The Company serves important sources of low-sulfur, high BTU coal in Colorado and Utah, which has represented a growing share of the Company's commodity mix. This traffic is subject to intense competition from other coal sources, such as Eastern coal particularly from the Illinois Basin.

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

  Food and Agricultural Products. Grain and grain products constitute the primary commodity groups included in this traffic. The Company is a major transporter of grain products to Mexico. Shipper demand is affected by competition among sources of grain and grain products as well as price fluctuations in international markets for key commodities. Other food and consumer goods included in this traffic are shipments primarily from sources in California to consumer markets in the eastern part of the U.S.

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

  Other. The traffic generated by the business development groups discussed above amounted to approximately 89.0% of the Company's gross freight revenues for 1995. Other commodity and product groups included in the Company's traffic include automobiles, automotive parts, construction materials, non-metallic minerals and government traffic.

  Mexico. The Company's Mexico Group, headquartered in Houston, serves as a marketing and service link between the Company's business development groups and markets in Mexico. The Company maintains a working relationship with FNM. During 1995, 178,000 carloads, or 7.6% of the Company's total carloads, were from traffic with Mexico. The Company also provides intermodal container service linking the ICTF and Mexico City and has developed joint marketing arrangements with Mexican trucking companies establishing single through rates on a truck-rail-truck delivery system. Mexico has announced plans to privatize its rail system in the future. The impact this will have on Company traffic cannot be predicted.

PHYSICAL PLANT AND EQUIPMENT

  Roadway, Yards and Structures. At December 31, 1995, the Company had approximately 24,100 miles of track in operation, consisting of approximately 16,400 miles of first main track and approximately 7,700 miles of additional main track, passing track, way switching track and yard switching track. Miles of first main track include operating rights on 4,283 miles of track owned by other railroads. The Company regularly analyzes certain branchlines for possible sale, lease or abandonment. During 1995, the Company sold or leased approximately 172 miles of such lines. To the extent proceeds from such dispositions are less than the Company's basis in those properties, a non-cash financial statement loss would be recognized.

  Principal railroad yard facilities owned by the Company are located at Eugene, Oregon; Sacramento, Roseville, Oakland, Los Angeles and West Colton, California; Houston, Texas; Pine Bluff, Arkansas; Kansas City, Kansas; Denver, Pueblo and Grand Junction, Colorado; and Salt Lake City, Utah. As part of its effort to increase the efficiency of operations, the Company is identifying and assessing opportunities for consolidation of its railroad yard facilities.

  Equipment. The Company has been engaged in a program to expand and upgrade its locomotive and freight car fleets principally through capitalized lease financing. During 1995, the Company received and financed through capitalized lease 18 remanufactured locomotives, 279 new locomotives, 920 new hopper cars, 1,042 used hopper cars and 1,100 reconditioned freight cars. In addition, the Company finalized capitalized lease financing during 1995 for approximately 1,600 remanufactured freight cars delivered in 1994. The total capitalized lease obligation incurred in 1995 was approximately $522 million. The Company plans on completing the acquisition of approximately 500 reconditioned freight cars by May 1996 for an estimated $14.1 million in capitalized lease obligations.

  At December 31, 1995, the Company owned (including equipment under capitalized leases) or leased the equipment described in the table below. The table excludes equipment held under short-term leases. At December 31, 1995, there were 79 locomotives subject to short-term leases. At December 31, 1995, there were approximately 1,855 non-serviceable freight cars in storage, which included freight cars awaiting sale to a third party for rehabilitation and leaseback and freight cars scheduled for repair.

                                                                  December 31, 1995
                                        ----------------------------------------------------------------------
                                               Owned                   Leased                    Total
                                        ---------------------    -------------------      --------------------
                                                     Average                 Average                  Average
    Description                         Units          Age       Units         Age        Units         Age
---------------------                   -----        -------     -----       -------      -----       -------
                                                     (years)                 (years)                  (years)
Locomotives:
     Road............................    1,854         8.1          263       13.9         2,117        8.8
     Other...........................      285        20.6           25       22.9           310       20.8
                                         -----                    -----                    -----
        Total........................    2,139                      288                    2,427
                                         =====                    =====                    =====
Freight Cars:
     Box.............................    14,417       16.3        2,961       11.4        17,378       15.5
     Tank............................        72       26.2           18        4.0            90       21.8
     Gondola.........................     2,647       20.0        2,874        7.4         5,521       13.5
     Hopper..........................    10,517       16.6        6,464        9.1        16,981       13.7
     Flat............................     4,722       22.3        1,532        7.1         6,254       18.6
                                         ------                  ------                   ------
          Total......................    32,375                  13,849                   46,224
                                        =======                  ======                   ======
Company service units................     1,221                     125                    1,346
Highway trailers and tractors........         -                   4,547                    4,547



   At December 31, 1994, the Company owned and leased 2,106 and 307 locomotives, respectively and 32,344 and 12,285 freight cars, respectively.

  The components of the Company's equipment lease and rental expense are shown below (in millions of dollars):

                                               Year Ended December 31,
                                            ----------------------------
                                            1995         1994     1993
                                           -------     -------   ------
Operating lease equipment.............     $ 70.7      $ 89.9    $109.1
Net car hire expense from other
 railroads............................       70.6        57.1      54.8
Private cars, intermodal and other
 equipment............................      186.2       183.7     177.1
                                           ------      ------    ------
     Total............................     $327.5      $330.7    $341.0
                                           ======      ======    ======

  The Company plans on acquiring through operating leases approximately 3,300 freight cars during 1996 at an estimated annual operating lease expense in 1996 of $10.1 million and approximately $16 million annually thereafter.

  Capital Expenditures and Maintenance. Improvement and on-going maintenance of roadway, structures and equipment are essential components of the Company's efforts to improve service and reduce operating costs. The Company faces large capital investment requirements in order to meet the challenges of its major competitors, particularly as a result of the recent BN/ATSF merger. The increasing service competition that has developed and will be accelerating will require substantial additional capital expenditures for additional equipment, track improvements and other new facilities and technology. See "Competition".

  Over the past three years, the Company made the following railroad capital expenditures in order to maintain and improve train service (in millions of dollars):

                         RAILROAD CAPITAL EXPENDITURES

                                    Year Ended December 31,
                                -----------------------------
                                 1995(1)     1994     1993(2)
                                 -------    ------    -------
Roadway and structures.......    $381.3     $188.1     $209.5
Railroad Equipment:
     Locomotives.............      30.0       69.9       21.1
     Freight cars............      23.9        6.4        6.5
Other........................       5.3        5.2        7.3
                                 ------     ------     ------
     Total...................    $440.5     $269.6     $244.4
                                 ======     ======     ======
Capitalized leases...........    $522.3     $265.2     $ 57.0
                                 ======     ======     ======
____________
(1) Includes purchase of office building from SPRC for $41.2 million.
(2) Excludes equipment previously under operating leases purchased with $65.3 million of the proceeds from certain securities offerings ($30.1 million for locomotives and $35.2 million for freight cars).


  Roadway and structures capital expenditures for 1995 increased substantially over prior year amounts due to a number of factors including expenditures for main line double tracking in Arizona, various yard capacity improvements including new track connections to facilitate train movement over BN/ATSF trackage rights, an accelerated capital maintenance plan and the purchase of an intermodal facility in Chicago.

  The Company's capital expenditures for railroad operations for 1996 are expected to be approximately $337 million (exclusive of capital leases), including $312 million for roadway and structures and $25 million for railroad equipment and other items. The Company plans on completing the acquisition of approximately 500 reconditioned freight cars by May 1996 for an estimated $14.1 million in capitalized lease obligations.

  The following table shows the Company's expenses for on-going maintenance and repairs of roadway and structures and railroad equipment (including administrative and inspection costs) for the periods indicated (in millions of dollars):

                            MAINTENANCE EXPENDITURES

                                   Year Ended December 31,
                                ----------------------------
                                 1995       1994       1993
                                 ----       ----       ----
Roadway and structures.......   $174.8     $202.8     $247.1
Railroad Equipment:
     Locomotives.............    244.3      236.0      240.9
     Freight cars............    140.8      133.7      127.4
Other........................      1.4       (0.6)       3.6
                                ------     ------     ------
     Total...................   $561.3     $571.9     $619.0
                                ======     ======     ======

TRANSIT CORRIDOR AND REAL ESTATE SALES

  The disposition of urban and intercity transit corridors and surplus real estate, mostly in metropolitan areas along the Company's rights of way, has been a major component of the Company's business strategy and is conducted as part of the Company's ordinary course of business. The Company markets properties that are classified generally into two distinct types: (1) transit corridors and consolidated freight corridors, which are typically sold to public agencies, and
(2) traditional real estate, which is typically sold to different groups of potential buyers. From January 1, 1989 through December 31, 1995, the Company received over $1.8 billion in proceeds from its real estate asset disposition program. During that time, such sales were necessary for the Company to meet its capital expenditure, debt service and other cash needs. Of the $1.8 billion in proceeds, a total of $380 million was received during 1994 and 1995, with $235 million coming from the Alameda Corridor sale in December 1994. Sales in 1995 totaled $60 million and did not include any substantial transit corridor sales. The Company has identified certain operating properties that it might sell in the future if it can do so without impacting its railroad operations. Management has not made a firm decision to remove any of these properties from its operating system. In order to enhance the value of certain properties and facilitate their disposition, the Company may in the future, as it has in the past, participate with others in the development of such properties by contributing the property and funding to joint ventures or other entities, participating in sale and leaseback arrangements and engaging in other transactions that do not involve immediate cash proceeds. In addition, in order to facilitate sales or otherwise enhance values of transit corridors and other facilities, the Company may form joint ventures with private partners or public entities or engage in other innovative transactions.

  Transit Corridors. The Company's sales efforts have focused particularly on, and most of the proceeds since January 1, 1989 resulted from, the sale of transit corridor properties that consist of the Company's rights of way and related tracks and rail stations that provide a natural corridor over which a metropolitan, regional or other geographic area can establish and operate public transportation systems or consolidated freight corridors (for use by more than one railroad). The Company usually retains freight operating rights over these corridors to continue rail service to its customers. During 1994, the Ports of Los Angeles and Long Beach purchased SPT's Alameda Corridor for $235 million. Earlier sales include the Los Angeles County Transportation Commission's purchase of over $400 million of SPT's property and the Peninsula Corridor Joint County Powers Board's purchase of SPT's Peninsula Corridor for approximately $220 million, with an additional $110 million of property covered by purchase options, approximately $65 million of which have not lapsed, been exercised or extinguished. There were no large transit corridor sales in 1995 and no large transit corridor sales are anticipated during 1996.

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

  Lease Activities. The Company actively administers approximately 11,000 leases that represent most of the Company's annual rental income. Generally, the Company does not target its leased properties for sale unless the annual rental does not reflect an appropriate return on the property. Under its leases, the Company receives annual gross rental income of nearly $42 million, which includes income from uses of its rights of way for such purposes as signboards, longitudinal fiber optics and pipelines.


EMPLOYEES AND LABOR

  Labor and related expenses accounted for approximately 38% of the Company's railroad operating expenses in 1995 (excluding the special charge). At December 31, 1995, the Company employed 19,089 persons, which represents an increase of approximately 1,079 from December 31, 1994. The December 31, 1995 employment figure includes 18,790 employed in the Company's rail operations. These increases resulted from additional train and engine crews brought on to improve customer service and additional maintenance of way employment associated with an increased capital program in 1995.

  As of December 31, 1995, approximately 89% of the Company's railroad employees were covered by collective bargaining agreements with railway labor organizations that are organized along craft lines, where employees are grouped together by job and historical practice. Historically, many collective bargaining agreements in the railroad industry have been negotiated on a nationwide basis with the railroads being represented by the National Railway Labor Conference. In November 1993, the Company withdrew its participation with the National Railway Labor Conference with respect to the current bargaining round indicating it would negotiate wage and work rule agreements separately from any nationwide negotiations conducted by other Class I railroads.

  Labor relations in the railroad industry are subject to extensive governmental regulation under the Railway Labor Act ("RLA"). The most recent national collective bargaining agreements with the major railway labor organizations and the railroads, including the Company, became subject to negotiated modification in 1988, and negotiations failed to resolve the wage and work rule issues. After various presidential and legislative actions in 1991, because of its constrained financial condition, the Company was authorized to negotiate separately with certain of its employee unions, rather than on a nationwide basis with the railroads being represented by a bargaining committee, as is typically the case. These negotiations resulted in wage rates that were lower than the national rates for most of the Company's union employees and relieved the Company of the requirement to make certain lump sum payments to employees. These concessions were applied to the Company's railroad subsidiaries (other than D&RGW). The agreements covered over 15,400 union employees of the Company until they expired in 1995.

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

  All of the Company's labor agreements became subject to modification (except the Western Lines UTU Agreement) in January 1995. Wages for approximately half of the Company's employees covered by these agreements returned to wage levels prevailing under nationwide railway collective bargaining agreements in 1995. Wages for the other employees covered by the agreements (including the Western Lines UTU) do not require restoration to national wage levels and are subject to resolution in the current round of negotiations which began in late 1994. In addition, most of the Company's labor agreements (except for the agreement related to UTU employees on the Company's Western Lines) provide for cost-of-living increases on a semi-annual basis that began July 1, 1995. The additional cost to the Company of these automatic increases could be substantial.

  As a result of local negotiations in the current bargaining round, the Company has entered into six agreements which run through 1997 (including the Western Lines UTU Agreement). Those agreements, which cover in excess of 6,800 employees, have been ratified by the union membership and cover all trainmen and switchmen on the St. Louis Southwestern Railway Company, the signalmen systemwide, yardmasters systemwide, switchmen on the Company's Eastern Lines, shopcraft supervisors on the St. Louis Southwestern Railway Company, locomotive engineers system wide, train dispatchers and the Company's intermodal facilities at Long Beach and Oakland. Those agreements do not provide for general wage increases; however, they do provide for a 3% lump sum payment based on the performance of the Company as measured by its operating ratio. A few of these agreements provided for cost of living increases on July 1, 1995 and on July 1, 1996 but none thereafter. As of February 1996, the Company is in negotiations with its clerical employees, shop craft employees and maintenance of way employees representing approximately 8,900 employees.

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

  Special Charge.   In June 1995, the Company's Board of Directors approved
plans aimed at reducing future operating costs and increasing productivity, which resulted in a $112.6 million pretax special charge. The charge includes $41 million for severance payments to be made for 582 employees (both management and labor), $4 million related to costs associated with terminating certain leased facilities, and approximately $68 million for the expected loss on the sale, lease or abandonment of 600 miles of light density rail lines.

GOVERNMENTAL REGULATION

  The Company is subject to environmental, safety, health, and other regulations generally applicable to all businesses. In addition, the Company, like other rail common carriers, is subject to regulation by the Surface Transportation Board ("STB"), an independent agency within the U.S. Department of Transportation, by the Federal Railroad Administration, by state departments of transportation, and by some state regulatory agencies.

  Prior to January 1, 1996, rail common carriers were subject to regulation by the Interstate Commerce Commission ("ICC"). Effective January 1, 1996, pursuant to the ICC Termination Act of 1995, the ICC was abolished and certain of its regulatory functions were transferred to the newly created STB. The STB has jurisdiction, which is limited in certain circumstances, over, among other things, rates charged by rail carriers for certain traffic movements, service levels, car rental payments, the terms under which one railroad may gain access to another railroad's traffic or facilities, extension or abandonment of rail lines, consolidation, merger or acquisition of control of rail common carriers and labor protection for certain transactions.

  The Federal Railroad Administration has jurisdiction over railroad safety and equipment standards. State departments of transportation and regulatory agencies also have jurisdiction over certain local safety and operating matters; and these state and local agencies have become more aggressive in their exercise of jurisdiction.

COMPETITION

  The Company's business faces intense competition from railroads and motor carriers that has increased significantly during the past year. Competition with other railroads and modes of transportation is generally based on the rates charged, as well as the quality and reliability of the service provided, including the ability to provide single line service. The Company's intermodal traffic and certain other traffic confront highly price sensitive competition, particularly from motor carriers. The consolidation in recent years of major western rail systems has resulted in particularly strong competition in the service territory of the Company. The Company's two major rail competitors have substantially greater financial and other resources than the resources of the Company, as well as facilities and technology that in many cases are more
advanced than those of the Company.   Competitive pressures have led to a
downward pressure on rates. Should these declining margins continue, it could have an adverse effect on the Company's operating results.

  The Company faces large capital investment requirements in order to meet the challenges of its major competitors, particularly as a result of the BN/ATSF merger in 1995. The increasing service competition that has developed and will be accelerating will require substantial additional capital expenditures for additional equipment, track improvements and other new facilities and technology. The Company has identified capital expenditures of more than $1 billion that it believes should be made in excess of normal capital expenditures over the next four years simply to maintain its current competitive position. The Company's two major competitors have substantially stronger cash flow and financial capabilities and their facilities and technology are more advanced than those of the Company. The completion of the BN/ATSF merger and the integration of that system occurred more quickly than the Company initially anticipated. The combined BN/ATSF is a substantially stronger competitor than either railroad was separately. The stronger financial condition and resources of the Company's major competitors will allow them to make more investments designed to enhance service, attract new customers, gain market share and achieve even more efficient operations. For the first time in several years, volumes and revenues on intermodal business have declined. The Company believes this is attributable, in large part, to substantially increased service competition from the Company's major competitors relating to transit time and consistency, areas in which the Company has historically lagged certain of its competitors. This intense service competition, including new single line service provided by the merged BN/ATSF, is expected to continue and is impacting other commodities as the BN/ATSF merger has created a much stronger competitor. BN/ATSF's ability to offer expanded single line service that the Company cannot offer to its customers will also negatively impact the Company. Pressure on the Company to improve service and price more aggressively is expected to continue and could adversely impact operating results because the Company does not expect to be able to reduce costs as rapidly as it would have without the increased service competition from the BN/ATSF or to expend capital equivalent to its competitors and compete with equal service. If SPRC's proposed merger with UPRR were not completed, management now believes the Company would have to shrink its service. After several years of extraordinary capital expenditures to rebuild its locomotive fleet, the Company will not be able to match the financial resources of BN/ATSF or UP going forward to provide the facilities and other service enhancing investments necessary to be fully competitive on a stand-alone basis.

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

  State and local agencies, particularly in California where the Company has extensive operations, are active in the environmental area. The regulation by multiple agencies can be expected to increase the Company's future environmental costs.

  The Company has made and will continue to make substantial expenditures relating to the assessment and remediation of environmental conditions on its properties, including properties held for sale. During 1995, 1994 and 1993 the Company spent approximately $34.9 million, $20.8 million and $17.0 million, respectively, relating to the assessment and remediation of environmental conditions of operating properties and non-operating properties not held for sale, excluding the effects of the 1991 derailment at Dunsmuir, California. In 1995, 1994 and 1993, the Company also incurred approximately $9.6 million, $13.2 million and $12.4 million, respectively, for environmental matters relating to properties held for sale. Costs associated with environmental remediation of properties held for sale may be deferred to the extent such costs, together with estimated future costs and the existing cost basis of the property do not exceed, in the aggregate, the amount expected to be realized upon sale.

  The Company owns or previously owned two properties and has a partial interest in four properties that are on the national priorities list ("NPL") under CERCLA, the federal "superfund" statute. The Company has been informed that it is or may be a potentially responsible party ("PRP"), together with multiple other PRP's, with respect to the remediation of eight other properties on such list. Certain other Company properties are included on lists of sites maintained under similar state laws. Inclusion of a site on such lists would allow federal or state "superfund" monies to be spent on clean-up at the sites if PRP's do not perform the clean-up. The law governing "superfund" sites provides that PRP's may be jointly and severally liable for the total costs of remediation. In some instances, liability may be allocated through litigation or negotiation among the PRP's based on equitable factors, including volume contribution. Of its properties, including the NPL and PRP properties described above, the Company has only four sites that individually involved future cost estimates for environmental matters as of December 31, 1995 in excess of $4 million. The following is a brief description of these properties, three of which (Roseville, Crystal Chemical and Sparks) are operating properties and the fourth (Sacramento) is a non-operating property held for sale.

  Roseville Rail Yard--Roseville, CA. In 1985, the EPA ordered SPT to furnish a plan for investigation of hazardous wastes at its 640-acre Roseville, California locomotive facility and railroad yard which was contaminated through past cleaning operations. The examination of one part of the yard has been completed and the selected remedial alternative is in the construction stage. The
Company estimates the cost of the selected remediation will range between $2.5 million and $4.5 million. Based on the Company's analysis of the currently available information, including the proposed partial remedial action, the total amount accrued for this site at December 31, 1995 was $4.1 million. The investigation of the remainder of the yard is in progress and may identify additional remediation costs that may be incurred in the future.

  Crystal Chemical Company Site--Houston, TX. SPT is a prior landowner at a site near Houston, Texas that was operated as a herbicide manufacturing plant by Crystal Chemical Company ("Crystal"), a former lessee of SPT. In 1981, Crystal filed for bankruptcy. Voluntary Purchasing Groups, Inc. ("VPG") had also been involved with the site in connection with Crystal's operations. In late 1991, SPT and VPG jointly settled an action filed by the United States. As part of the settlement, SPT paid $3 million to the United States for past response costs, and VPG paid SPT $4.5 million to cover VPG's share of the settlement and estimated remediation costs. SPT is complying with a 1992 EPA order for soil
and ground water remediation at the site.   Based upon current  estimates,
payments to date and VPG's settlement payment, at December 31, 1995, the Company had accrued $4.0 million in its environmental reserves for Crystal.

  Sparks Railyard/Pipeline Terminal--Sparks, NV. In 1991 the U.S. EPA ordered SPT and seven other responsible parties (Respondents) to investigate the sources of petroleum contamination in soils and groundwater at the Sparks Railyard/Pipeline Terminal and to institute a remedial action plan for removal of the petroleum contamination. SPT, along with the other respondents have reached settlements with plaintiffs in several consolidated civil lawsuits by adjacent landowners and governmental agencies, for claims related to the soils and groundwater contamination at the Terminal site. SPT's share of these settlements is approximately $9.6 million. Respondents have also constructed and put into operation a soils and groundwater treatment system that is expected to operate for at least the next five years. SPT's share of the costs of the operation and maintenance of the treatment system is estimated at $2 million over the five years. As of December 31, 1995, the Company had accrued $10 million in its environmental reserves including amounts due under the settlement agreements.

  SPT Locomotive Works--Sacramento, CA. In June 1988, SPT agreed with a California regulatory agency to investigate the 240-acre Sacramento railroad facility. Soils at the site are contaminated and a contaminated groundwater plume has migrated off site. The investigation and remedial actions that may be required will take several years to complete. SPT is incurring on-going characterization and remediation costs for soil and groundwater remediation at certain of eleven areas on the site. For 1995, 1994 and 1993, these costs were approximately $9.4 million, $10.4 million and $10.0 million, respectively. The Sacramento property is included in property held for sale and estimated future environmental costs for expected investigation and remediation at Sacramento are approximately $12.0 million. This amount is not included in the Company's environmental reserves because the property is held for sale and future environmental costs are expected to be realized upon sale of the property, as discussed in the fourth paragraph of this section. The amount will be reviewed as on-going investigations are completed and future remediation decisions are made. Additional remediation costs may result.

  The Company's total costs for the four sites described above and its other environmental matters cannot be predicted with certainty; however, the Company has accrued reserves for environmental matters with respect to operating and non-operating properties not held for sale, as well as certain properties previously sold, based on the costs estimated to be incurred when such estimated amounts (or at least a minimum amount) can be reasonably determined based on information available. At December 31, 1995 and 1994, the Company had accrued reserves for environmental contingencies of $51.9 million and $65.0 million, respectively. It is possible that additional losses will be incurred, but such amounts cannot be reasonably estimated. The Company does not believe that the disposition of environmental matters known to the Company will have a material adverse effect on the Company's financial condition or liquidity; however, there can be no assurance that the impact of such matters on its results of operations for any given reporting period will not be material.

ITEM 3.  LEGAL PROCEEDINGS

  Houston-Metro. In 1992, SPT received $45 million from the sale of property to the Metropolitan Transit Authority ("Metro") in Houston, Texas. Metro later indicated that it believed an adjustment or credit should be made with respect to the purchase price for the property. Negotiations between SPT and Metro to resolve the matter have been unsuccessful. On March 29, 1994, SPT filed a lawsuit in the U.S. District Court in Houston, Texas seeking a declaratory judgment that SPT is not required to refund any amounts to Metro under the 1992 sales contract and further seeking damages and/or specific performance requiring Metro to acquire an additional $30 million of SPT properties. On the same day, Metro filed a lawsuit in the U.S. District Court in Houston, Texas seeking a refund from SPT of $19.7 million under the same 1992 sales contract. SPT subsequently amended its lawsuit to withdraw its claim for damages and/or specific performance requiring Metro's acquisition of additional SPT property. SPT also amended its lawsuit to seek a declaratory judgment that Metro is obligated to reimburse SPT for approximately $38 million of relocation expenses.
The court recently   granted SPT's petition requiring Metro to reimburse SPT for the relocation expenses and denied cross motions for summary judgment on the issue of whether a refund is owed. A trial on the outstanding issues is currently scheduled for December 1996.

  General. SPT is involved in certain income tax cases relating to prior periods, but pursuant to an agreement with SPT's former parent as part of SPRC's acquisition of SPT, the former parent has assumed the liability for any adjustments to taxes due or reportable on or before October 13, 1988, the date of acquisition. Accordingly, the Consolidated Financial Statements of the Company do not make provision for any taxes and interest of SPT that may have been due or reportable relating to periods ending on or before October 13, 1988.

  Although the Company has purchased insurance, the Company has retained certain risks (consisting principally of a substantial deductible per occurrence) with respect to losses for third-party liability and property claims. In addition, various claims, lawsuits and contingent liabilities are pending against the Company. Management has made provisions for these matters which it believes to be adequate. The Company does not believe that the disposition of claims, lawsuits and related matters known to the Company will have a material adverse effect on the Company's financial condition or liquidity; however, there can be no assurance that the impact of such matters on its results of operations for any given reporting period will not be material.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

  All issued and outstanding Common Stock of the Company is owned by SPRC.

  No dividends were declared or paid in 1995, 1994 or 1993. As of December 31, 1995, there were certain restrictions on the payment of dividends by the Company and net worth covenants. See Notes 7 and 9 to the Consolidated Financial Statements.

  The advances to SPRC of $719.1 million at December 31, 1995 are not interest bearing. It is anticipated that the Company will make dividend payments or advances in the future to SPRC to meet its debt service obligation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in connection with the Consolidated Financial Statements and related Notes.

R E S U L T S   O F   O P E R A T I O N S
-----------------------------------------

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

  The Company had a net loss of $69.0 million for 1995 after a $112.6 million pre-tax special charge compared to net income of $204.5 million for 1994 (which included a $9.8 million pre-tax charge for the cumulative effect of a change in accounting for post-employment benefits under Statement of Financial Accounting Standards ("FAS") No. 112 adopted by the Company effective January 1, 1994).
Net income for 1995 excluding the special charge would have been $4.8 million. The 1994 amount included $235 million of proceeds from the sale of a consolidated freight corridor and other related properties located between downtown Los Angeles and the ports of Los Angeles and Long Beach (the "Alameda Corridor"). The Company had an operating loss of $12.9 million for 1995 including the special charge (operating income of $99.7 million excluding the special charge) compared to $231.6 million for 1994. The $112.6 million special charge includes provisions for employee separation and for the sale, lease or abandonment of light density rail lines (see Note 2 to the Consolidated Financial Statements).

  The Company's efforts to increase its efficiency and service quality while reducing costs have encountered greater obstacles than were anticipated when the efforts commenced in 1993. During 1995 it was necessary to hire additional employees in order to maintain service levels, and certain planned cost reductions proved difficult to achieve. Costs increased by almost 5% in 1995 over 1994, even though overall revenues remained essentially flat.

OPERATING REVENUES

  In 1995, railroad operating revenues were essentially flat, increasing only $4.1 million, or 0.1%, compared to 1994. Revenues have been significantly impacted by increasing service competition relating to transit times and consistency, areas in which the Company has historically lagged certain of its competitors. Railroad freight operating revenues increased $16.5 million, or 0.6%, due primarily to increased shipments of coal, metals and ores and construction materials and minerals. Carloads for chemicals and petroleum products, food and agricultural products, forest products and intermodal traffic declined for 1995 compared to 1994. Other railroad revenues (primarily switching and incidental) decreased $12.4 million during 1995 compared to 1994 due primarily to reduced service revenues associated with reduced temperature controlled traffic volume, to reduced interline switching revenues and to reduced demurrage revenues. For 1995, carloads increased 2.7% and revenue ton-miles increased 9.9% compared to 1994. The average net freight revenue per ton-mile for 1995 declined by 8.5% compared to 1994 due principally to an increase in traffic volume for commodities that generate lower revenue per ton-mile (e.g., coal and iron ore traffic).

  The following table compares traffic volume (in carloads), gross freight revenues (before contract allowances and adjustments) and gross freight revenue per carload by commodity group for 1995 compared to 1994.


                  CARLOAD AND GROSS FREIGHT REVENUE COMPARISON
                     YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                                                                         Gross Freight
                                         Carloads                   Gross Freight Revenues            Revenue Per Carload
                                -------------------------         ---------------------------       -----------------------
                                                      %                                  %                              %
      Commodity Group           1995      1994     Change         1995        1994    Change        1995    1994     Change
--------------------------      ----      ----     ------         ----        ----    ------        ----    ----     ------
                                (in thousands)                      (in millions)                    (dollars)
Intermodal...................   710.1     728.1    (2.5)        $  833.1   $  851.9    (2.2)       $1,173  $ 1,170     0.3
Coal.........................   368.6     303.2    21.6            354.5      299.3    18.4           962      987    (2.6)
Chemical and petroleum
 products....................   327.5     342.7    (4.4)           582.5      614.9    (5.3)        1,779    1,794    (0.9)
Food and agricultural
 products....................   240.2     247.0    (2.8)           411.6      414.7    (0.7)        1,714    1,679     2.1
Forest products..............   212.8     226.2    (5.9)           406.8      432.0    (5.8)        1,912    1,910     0.1
Metals and ores..............   206.5     181.5    13.8            304.4      275.3    10.6         1,474    1,517    (2.8)
Construction materials and
 minerals....................   190.6     171.5    11.1            180.4      172.0     4.9           946    1,003    (5.6)
Automotive...................    78.8      73.4     7.4            180.5      188.7    (4.3)        2,291    2,571   (10.9)
                              -------   -------                 --------   --------
      Total.................. 2,335.1   2,273.6     2.7         $3,253.8   $3,248.8     0.2        $1,393   $1,429    (2.5)
                              =======   =======                 ========   ========

     o Intermodal carloads and revenue decreased in 1995 compared to 1994 due to the combined effects of a decrease in trailer-on-flatcar ("TOFC") traffic caused by stagnant industry intermodal traffic, changes in customer distribution and shipping patterns, peso devaluation in Mexico and increases in service competition from major competitors. Partially offsetting these decreases were increased container-on-flatcar ("COFC") business with major steamship accounts. The increase in revenue per carload was due to an increase in length of haul for both COFC and TOFC traffic.

     o Coal carloads and revenue increased in 1995 compared to 1994 due to continued demand for the low sulfur high-BTU content coal produced by Company-served mines. This demand was from both existing utility customers and new utility customers and was enhanced by the customers' ability to substitute high-BTU, low sulfur Colorado/Utah coal for high sulfur Eastern coal in order to satisfy requirements of the Clean Air Act. The revenue per carload declined due to the effect of new short-haul traffic.

     o Chemical and petroleum products carloads and revenue decreased in 1995 compared to 1994 due to traffic declines in plastics, crude oil, fertilizers and industrial chemical product lines. These declines were caused by competitive pressures, changes in customer shipping patterns, a longer than planned maintenance shutdown for a primary crude oil customer, a change in the classification of certain plastics traffic and, for fertilizers, the flooding in California during the spring of 1995. Revenue per carload declined due to changes in commodity and market mix.

     o Food and agricultural products carloads and revenue decreased during 1995 due to reduced shipments of grain, temperature controlled products, alcoholic beverages and vegetable oils, partially offset by increased shipments of sugar beets, canned foods and cotton. The increase in revenue per carload was due to the increased length of haul in grain and sugar beets traffic.

     o Forest products carloads and revenue decreased during 1995 compared to 1994 due, in part, to reduced lumber and paper traffic caused by severe weather and flooding in California during the spring of 1995, to a slowdown in the construction markets, to increases in service competition issues affecting lumber traffic and to a strike by millworkers affecting paper traffic that ended in March 1995.

     o Carloads and revenue for metals and ores traffic increased during 1995 compared to 1994 due primarily to the startup of iron ore traffic between Minnesota and Utah in August 1994, to increased copper concentrate traffic due to shifts in customers' markets and to strong pipe and sulfuric acid markets. Revenue per carload decreased for 1995 due to the higher share of lower-rated iron ore traffic in the commodity mix.

     o Construction materials and minerals carloads and revenue increased in 1995 due principally to increased shipments of aggregates, machinery and minerals. The revenue per carload reduction was due to the reduced length of haul associated with aggregates traffic.

     o Automotive carloads increased in 1995 compared to 1994 due to strong northbound shipments from Mexico associated with peso devaluation in the first quarter of the year, new traffic, the strong startup of a new model year and the short-term impact of a Teamster strike against certain motor carriers which ended in mid-October 1995. The decline in revenue and revenue per carload was due to lower rates in effect during 1995.

OPERATING EXPENSES

         Railroad operating expenses for 1995 increased $248.3 million (including a special charge of $112.6 million), or 8.8%, compared to 1994. The following table sets forth a comparison of the Company's railroad operating expenses during the years ended December 31, 1995 and 1994

                     RAILROAD OPERATING EXPENSE COMPARISON
                     YEARS ENDED DECEMBER 31, 1995 AND 1994
                                 (IN MILLIONS)

                                                             %
                                     1995         1994     Change
                                   --------     --------  -------
Labor and fringe benefits..........$1,119.7     $1,085.1     3.2%
Fuel...............................   262.3        251.3     4.4
Materials and supplies.............   173.4        187.3    (7.4)
Equipment rental...................   327.5        330.7    (1.0)
Depreciation and amortization......   272.6        249.9     9.1
Other..............................   808.0        723.5    11.7
Special charge.....................   112.6            -   100.0
                                   --------     --------
      Total........................$3,076.1     $2,827.8     8.8%
                                   ========     ========

     o Labor and fringe benefit costs increased $34.6 million, or 3.2%, for 1995 compared to 1994. The Company increased rail employment by approximately 5.7% during the year. The increase in employment was due primarily to an increase in train and engine crews in order to improve customer service and to address congestion in certain high volume corridors. Train crew starts increased by 4.4% for 1995 in response to increased traffic volume as measured by gross ton-miles (up 7.9%) and carloads (up 2.7%) for 1995. The increased expense was also due to increased costs per start associated with training the new train and engine crew employees. Partially offsetting the expense increase were incentive compensation payments accrued in 1994. Expressed as a percentage of operating revenues, labor and fringe benefit expenses were 35.8% for 1995 compared to 34.8% for 1994.

     o Fuel expenses increased $11.0 million, or 4.4%, for 1995 compared to 1994. The increase was a result of an increase in gallons consumed of 3.1% for 1995 compared to 1994 attributable to the increase in traffic volume, coupled with a 1.2% increase in the average price per gallon of fuel (which includes handling and fuel hedging costs) to $.584 per gallon for 1995. While total fuel expense increased for 1995, fuel efficiency also increased by approximately 5.7% as measured by gallons consumed per gross ton-mile. Fuel expense includes amounts paid to the Company's suppliers for the purchase of fuel and amounts paid under fuel hedging contracts. Included in the 1995 fuel expense was $6.8 million paid under fuel hedging contracts compared to $14.0 million for 1994.

     o Materials and supplies expenses decreased $13.9 million, or 7.4%, for 1995 compared to 1994 due primarily to reduced locomotive material expenses and running repairs as well as to reduced freight car material expenses. During 1995, the Company rebuilt or overhauled 167 locomotives compared to 227 during 1994. The decrease in locomotive and freight car material expense was partially offset by increased maintenance of way material expenses during 1995.

     o Equipment rental costs decreased $3.2 million, or 1.0%, for 1995 compared to 1994. The decrease was primarily attributable to the conversion of freight car equipment from operating lease to capital lease late in 1994, to reduced short-term locomotive lease expenses during 1995, to $6 million received in connection with the renegotiation of terms of an equipment utilization agreement in 1995, and to $6.9 million of insurance recoveries in 1995 as final settlement of claims relating to the 1993 midwest flooding. Partially offsetting these expense decreases was an $11.5 million increase in net car hire attributable to increases in traffic volume and cycle times.

     o Depreciation and amortization expense increased $22.7 million, or 9.1%, for 1995 due to an increase in the depreciable property base principally from significant equipment capital lease acquisitions during the year.

     o Other expenses increased $84.5 million, or 11.7%, for 1995 compared to 1994. This category of expense includes outside repairs and services, joint facility rent and maintenance costs, casualty costs and property and other taxes. Expenses in this category which increased significantly over 1994 were joint facility costs, intermodal rent and equipment repair costs, information system outsourcing costs, casualty and detour costs and other costs including utilities, taxes, travel expenses, meals and lodging expenses and user fees. Joint facility costs increased $31.2 million due to increased billings for maintenance, increased interest rental payments as well as costs associated with a new haulage agreement for traffic between Memphis and Chicago and a new trackage rights agreement for traffic between Hutchinson, Kansas and Chicago. Intermodal rent and equipment repair costs increased $11.7 million due to increased facility rent and crane repair costs. Information system outsourcing costs increased $10.1 million for 1995 compared to 1994. Casualty costs, including destroyed equipment, increased $4.0 million and detour expenses increased $4.0 million for 1995 compared to 1994 due primarily to the severe weather and flooding in California during the spring of 1995. Other costs including utilities, taxes, travel expenses, meals and lodging expenses and user fees also increased in 1995 compared to 1994. The Company recorded $21.6 million and $5.0 million in 1995 and 1994, respectively, for insurance recoveries as final settlement of claims relating to the 1993 midwest flooding.

      o In June 1995 the Company's Board of Directors approved plans aimed at reducing future operating costs and increasing productivity, which resulted in a $112.6 million pretax special charge. The charge includes $41 million for severance payments to be made for 582 employees (both management and labor), 64 of whom were terminated in 1995 with the remainder planned for termination before the end of 1996. Approximately $4 million of the charge was related to costs associated with terminating certain leased facilities, and approximately $68 million was for the expected loss on the sale, lease or abandonment of 600 miles of light density rail lines. Operating revenues and expenses on the branch lines will be included in operations until such lines are disposed. The Company continues to evaluate the costs and benefits of the plans approved by the Board in June 1995.

Other Income (Expense) and Interest Expense. Other income (expense) was a net income of $24.1 million for 1995 compared to net income of $236.6 million for 1994, a reduction in income of $212.5 million. The decrease was due primarily to reduced gains on sales of property of $229.1 million. The 1994 results included the sale of the Alameda Corridor for proceeds of $235 million. Real estate rental income, net decreased $3.7 million due primarily to additional real estate lease and signboard rental income received in 1994 and increased 1995 expenses related to property sales and leases. The $3.5 million increase in interest income was due primarily to increased interest from notes receivable. The remaining portion of other income was an expense of $60.4 million in 1995 compared to an expense of $77.2 million in 1994, a decreased expense of $16.8 million. This decrease is due primarily to $15.2 million of expense recorded in December 1994 for the write-off of deferred loan costs and for redemption premiums attributable to the repayment of the $290 million principal amount Senior Secured Notes.

         Interest expense was $116.6 million for 1995 compared to $118.2 million for 1994, a decrease of $1.6 million. The decrease was associated primarily with the repayment of the Company's $290 million Senior Secured Notes in December 1994. Other decreases were offset by increased interest expense associated with the higher level of capitalized lease obligations for new locomotives and freight cars outstanding during 1995 as compared to 1994.

C E R T A I N  E F F E C T S  O F  C O M P E T I T I O N
--------------------------------------------------------

         The Company faces large capital investment requirements in order to meet the challenges of its major competitors, particularly as a result of the BN/ATSF merger in 1995. The increasing service competition that has developed and will be accelerating will require substantial additional capital expenditures for additional equipment, track improvements and other new facilities and technology. The Company has identified capital expenditures of more than $1 billion that it believes should be made in excess of normal capital expenditures over the next four years simply to maintain its current competitive position. The Company's two major competitors have substantially stronger cash flow and financial capabilities and their facilities and technology are more advanced than those of the Company. The completion of the BN/ATSF merger and the integration of that system occurred more quickly than the Company initially anticipated. The combined BN/ATSF is a substantially stronger competitor than either railroad was separately. The stronger financial condition and resources of the Company's major competitors will allow them to make more investments designed to enhance service, attract new customers, gain market share and achieve even more efficient operations. For the first time in several years, volumes and revenues on intermodal business have declined. The Company believes this is attributable, in large part, to substantially increased service competition from the Company's major competitors relating to transit time and consistency, areas in which the Company has historically lagged certain of its competitors. This intense service competition, including new single line service provided by the merged BN/ATSF, is expected to continue and is impacting other commodities as the BN/ATSF merger has created a much stronger competitor. BN/ATSF's ability to offer expanded single line service that the Company cannot offer to its customers will also negatively impact the Company. Pressure on the Company to improve service and price more aggressively is expected to continue and could adversely impact operating results because the Company does not expect to be able to reduce costs as rapidly as it would have without the increased service competition from the BN/ATSF or to expend capital equivalent to its competitors and compete with equal service. If SPRC's proposed merger with UPRR were not completed, management now believes the Company would have to shrink its service. After several years of extraordinary capital expenditures to rebuild its locomotive fleet, the Company will not be able to match the financial resources of BN/ATSF or UP going forward to provide the facilities and other service enhancing investments necessary to be fully competitive on a stand-alone basis.

O T H E R
---------

      The Company anticipates that, for the next few years, if the proposed merger with UPRR were not completed, cash flows generated by rail operations would continue to be insufficient to meet all its cash needs including acquisition of equipment and other necessary capital expenditures. Certain of SPRC's and the Company's debt agreements contain quarterly financial covenants and restrictionsbased on minimum tangible net worth, a maximum funded debt to net worth ratioand a minimum fixed charge coverage ratio. As a result of not achieving certain ratios and covenants in SPRC's $375 million Senior Notes at December 31, 1995, SPRC, including the Company, is restricted in incurring additional indebtedness, except for certain permitted categories of debt, including $300 million available under its revolving credit facility. In order to satisfy its cash flow requirements, as well as the financial covenants in its bank credit facilities, the Company must improve its operating results while maintaining its bank credit facilities for use as required. In addition, in order to reduce the need for further borrowing, the Company expects to continue to sell real estate assets that are not necessary to its transportation operations. However, the timing of such sales often is difficult to predict. Levels of asset sales may vary substantially from period to period, which in turn can cause significant variations in the Company's net income or loss, cash flows and liquidity. Real estate sales totaled $60 million in 1995 and no large real estate sales are anticipated during 1996. Because continued compliance with the financial terms and covenants under its bank credit facilities would require more gains than now contemplated from the sales of properties in the first and second quarters, the Company and its banks have agreed to amend those covenants through the second quarter of 1996 to eliminate the fixed charge coverage test for these periods. Management of the Company currently believes it will meet its revised financial covenants in 1996, although the margin will be small. If the Company were unable to meet these covenants, its liquidity would be significantly constrained in the latter part of 1996. The Company will remain leveraged to a significant extent and its debt service and capital lease obligations will continue to be substantial.

         In prior years, the Company has experienced increased costs due to the effect of inflation on the cost of compensation and benefits, and in the replacement of or additions to property and equipment. A portion of the increased labor costs directly affects expenses through increased operating costs. Fuel costs have fluctuated with market conditions and have directly affected operating results. Operating efficiencies have, however, partially offset this impact. Competition and other market factors may continue to restrict the Company's ability to recover all increases in costs through increases in the price of services. Certain of the wage agreements obtained in prior years have reduced the effects of inflation on operating costs but provide for cost of living increases beginning in 1995. Several of these wage agreements have been renegotiated and run through 1997 and provide for 3% lump sum payments based on the performance of the Company as measured by its operating ratio, as well as cost of living increases in July 1996. The Company is still in negotiations with its clerical employees, shop craft employees and maintenance of way employees representing approximately 8,900 employees.

         In June 1995, the Company's Board of Directors approved plans aimed at reducing future operating costs and increasing productivity, which resulted in a $112.6 million pretax special charge. The charge includes $41 million for severance payments to be made for 582 employees (both management and labor), 64 of whom were terminated in 1995 with the remainder planned for termination before the end of 1996. Approximately $4 million of the charge was related to costs associated with terminating certain leased facilities, and approximately $68 million was for the expected loss on the sale, lease or abandonment of 600 miles of light density rail lines. Operating revenues and expenses on the branch lines will be included in operations until such lines are disposed. Current liabilities, non-current liabilities and accumulated depreciation at June 30, 1995 were increased by approximately $28 million, $17 million and $68
million, respectively, as a result of this charge.    As part of the plans to
increase productivity, the Company also approved the relocation and training of up to 300 employees for which future expected costs of approximately $8 million will be expensed as incurred under current accounting principles. As of December 31, 1995 64 employees have been terminated and $2.0 million has been charged to the reserve. The Company continues to evaluate the costs and benefits of plans approved by the Board in June 1995.

         In 1995, the Financial Accounting Standards Board issued Statement No. 121, "Impairment of Long-Lived Assets", which is required to be adopted by January 1, 1996. The Company has evaluated the potential impact of adopting this Statement and does not believe the impact to be material at this time. Future business decisions could impact the financial statement results under this accounting standard.

         To ensure stability of its fuel costs, the Company has entered into fuel hedging agreements covering approximately 47% of its estimated first quarter 1996 fuel needs at an average purchase price of $.485 per gallon (excluding handling costs). However, in the event that fuel prices decline below the average purchase price under the hedging agreements the Company will not receive any benefit from these fuel hedging agreements and may in fact pay more for fuel than it would have paid in the absence of such agreements. Further fuel hedging activity may occur during 1996.

         The Company's Consolidated Financial Statements are prepared on the historical accounting basis. SPRC reports its financial position and results of operations on the purchase accounting basis. As a result, the Company reflects more depreciation expense than its parent, as well as larger gains on sales of property.

C A U T I O N A R Y  S T A T E M E N T
--------------------------------------

         This report contains "forward looking statements" within the meaning of the federal securities laws, including; management's belief that SPRC will meet its revised financial covenants in 1996 and that known environmental matters and other types of claims and litigation will not have a material adverse effect on the Company's financial condition or liquidity; the Company's expected 1996 capital expenditures and funding therefor, the Company's expectations as to funding its operations over the next twelve months, and other statements of expectations, beliefs, plans, and similar expressions concerning matters that are not historical facts. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. Important factors that could cause such differences include but are not limited to the increasingly intense competition within the Company's service territory (see "Certain Effects of Competition" above), the Company's insufficient cash flow from operations and resulting dependence on real estate sales, and other constraints on the Company's liquidity and capital resources, as well as its substantial capital requirements to improve its service and facilities, existing restrictions on the Company's borrowing capacity, the Company's continuing exposure to environmental liabilities and other types of claims and litigation, the impact of federal, state and local regulation of the Company's business and the possibility for adverse changes in such governmental regulation, the requirement for STB approval of SPRC's proposed merger with Union Pacific, natural events such as flooding and earthquakes, and the effects of adverse general economic conditions. These and other risks and uncertainties affecting the Company are discussed in greater detail in other filings by SPRC with the Securities and Exchange Commission, including but not limited to SPRC's registration statement on Form S-1 initially filed on June 4, 1994 (File No. 33-79950) and the joint proxy statement/prospectus dated December 12,1995.


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

     None

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

          2.  Exhibits:

DOCUMENT
 NUMBER                           DOCUMENT DESCRIPTION
--------                          --------------------

 2.1 Agreement and Plan of Merger by and among Union Pacific Corporation ("Union Pacific"), UP Acquisition Corporation (the "Purchaser"), Union Pacific Railroad Company and SPRC dated as of August 3, 1995 (filed as Exhibit (c)(1) to the Schedule 14D-1 of Union Pacific and Purchaser (the "Schedule 14D-1") filed with the Securities and Exchange Commission (the "Commission") on August 9, 1995 and incorporated herein by this reference).

 2.2 Letter dated August 9, 1995 to Stockholders of SPRC from Jerry R. Davis, President and Chief Executive Officer of SPRC (filed as Exhibit 3 to the
      Schedule 14D-9 of SPRC (the "Schedule 14D-9") filed with the Commission on August 9, 1995 and incorporated herein by this reference).

 3.1 Southern Pacific Transportation Company Composite Certificate of Incorporation (incorporated by reference to Exhibit 3A to the Company's Annual Report on Form 10-K for the year ended December 31, 1980).

 3.2 Certificate of Amendment of Certificate of Incorporation of the Company dated April 1, 1989 (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31,
      1989).

 3.3 Certificate of Amendment of Certificate of Incorporation of the Company dated August 9, 1993 (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31,
      1993).

 3.4 By-laws of the Company, as adopted October 13, 1988 (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988).

 4.2 Debt Instruments: The Company is not filing any instruments evidencing indebtedness because the total amount of securities authorized under any such single instrument does not exceed 10% of the Company's total assets. The registrant agrees to provide the Commission upon request copies of instruments defining the rights of holders of long-term debt of the registrant and its subsidiaries for which consolidated financial statements are required to be filed with the Commission.

 9.1 Form of Voting Trust Agreement dated as of August 3, 1995 among Union Pacific, the Purchaser and Southwest Bank of St. Louis (filed as Exhibit
      (c)(9) to the Schedule 14D-1 filed with the Commission on August 9, 1995 and incorporated herein by this reference).

10.1  Written description of SPRC's Management Continuity Plan (described in
      Item 3 of the Schedule 14D-9 filed with the Commission on August 9, 1995 and incorporated herein by this reference).*

10.2 Southern Pacific Lines Non-Agreement Severance Benefit Plan, with Schedule providing Enhanced Severance Program (incorporated by reference to Exhibit
      10.2 to SPRC's Annual Report on Form 10-K for the year ended December 31,
      1995).*

DOCUMENT
 NUMBER                      DOCUMENT DESCRIPTION
--------                     --------------------
10.3 Southern Pacific Rail Corporation Employment Agreement with E. L. Moyers dated July 16, 1993 (incorporated by reference to Exhibit 10.14 to SPRC's Registration Statement on Form S-1 that was initially filed on May 12, 1993 (File No. 33-62608)); Southern Pacific Rail Corporation Agreement dated March 3, 1994 (accepted March 7, 1994) with E. L. Moyers (incorporated by reference to 10.17 to SPRC's Annual Report on Form 10-K for the year ended December 31, 1993); and Agreement with E. L. Moyers dated February 14, 1995 (incorporated by reference to Exhibit 10.4 to SPRC's Annual Report on Form 10-K for the year ended December 31, 1994).*

10.4   Form of Registration Rights Agreement (incorporated by reference to
       Exhibit 10.19 to SPRC's Registration Statement on Form S-1 that was initially filed on May 12, 1993 (File No. 33-62608).

10.5   Form of Corporate Matters Agreement (incorporated by reference to Exhibit
       10.20 to SPRC's Registration Statement on Form S-1 that was initially filed on May 12, 1993 (File No. 33-62608).

10.6 Amendment No. 1 to Corporate Matters Agreement dated August 3, 1995 (filed as Exhibit 17 to the Schedule 14D-9 filed with the Commission on August 9, 1995 and incorporated herein by this reference).

10.7   Form of 1993 Equity Incentive Plan (incorporated by reference to Exhibit
       10.21 to SPRC's Registration Statement on Form S-1 that was initially filed on May 12, 1993 (File No. 33-62608).*

10.8 Employment Agreement with Jerry R. Davis dated February 20, 1995 (incorporated by reference to Exhibit 10.12 to SPRC's Annual Report on Form 10-K for the year ended December 31, 1994).*

10.9   Employment Agreement with Michael Galardi dated August 8, 1995 (filed as
       Exhibit 25 to the Schedule 14D-9 filed with the Commission on August 9, 1995 and incorporated herein by this reference).*

10.10  Employment Agreement with Cannon Y. Harvey dated June 1, 1993 (filed as
       Exhibit 10.15 to SPRC's Registration Statement on Form S-1 that was initially filed on December 17, 1993 (File No. 33-73116) and incorporated herein by this reference); Amendment to such Agreement dated December 1, 1994 (accepted December 7, 1994) (filed as Exhibit 10.8 to SPRC's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by this reference); and Amendment to such Agreement dated June 1, 1995 (filed as Exhibit 19 to the Schedule 14D-9 filed with the Commission on August 8, 1995 and incorporated herein by this reference).*

10.11 Employment Agreement with Thomas J. Mathews dated August 1, 1993 (filed as Exhibit 10.16 to SPRC's Registration Statement on Form S-1 that was initially filed on December 17, 1993 (File No. 33-73116) and incorporated herein by this reference); Amendment to such Agreement dated January 1, 1995 (filed as Exhibit 10.9 to SPRC's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by this reference); and Amendment to such Agreement dated June 1, 1995 (filed as Exhibit 20 to the Schedule 14D-9 filed with the Commission on August 8, 1995 and incorporated herein by this reference).*

10.12 Employment Agreement with Larry R. Parsons dated May 24, 1995 (accepted June 12, 1995) (filed as Exhibit 24 to the Schedule 14D-9 filed with the Commission on August 9, 1995 and incorporated herein by this reference).*

10.13 Employment Agreement with Robert F. Starzel dated October 26, 1994 (incorporated by reference to Exhibit 10.10 to SPRC's Annual Report on Form 10-K for the year ended December 31, 1994).*

DOCUMENT
 NUMBER                         DOCUMENT DESCRIPTION
--------                        --------------------
10.14 Employment Agreement with Donald C. Orris dated February 21, 1995 (filed as Exhibit 10.11 to SPRC's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by this reference).*

10.15 Confidentiality Agreement dated September 8, 1994 by and between SPRC and Union Pacific (filed as Exhibit 9 to the Schedule 14D-9 filed with the Commission on August 9, 1995 and incorporated herein by this reference).

10.16 Shareholders Agreement dated as of August 3, 1995 among Union Pacific, the Purchaser, The Anschutz Corporation, a Kansas corporation ("TAC"), Anschutz Foundation, a Colorado not-for-profit corporation (the "Foundation"), and Mr. Philip F. Anschutz ("Mr. Anschutz") (filed as Exhibit (c)(2) to the Schedule 14D-1 filed with the Commission on August 9, 1995 and incorporated herein by this reference).

10.17 Shareholders Agreement dated as of August 3, 1995 among Union Pacific, the Purchaser and MSLEF II (filed as Exhibit (c)(3) to the Schedule 14D-1 filed with the Commission on August 9, 1995 and incorporated herein by this reference).

10.18 Shareholders Agreement dated as of August 3, 1995 among Union Pacific, the Purchaser and SPRC (filed as Exhibit (c)(4) to the Schedule 14D-1 filed with the Commission on August 9, 1995 and incorporated herein by this reference).

10.19 Shareholders Agreement dated as of August 3, 1995 among Union Pacific Resources Group Inc., a Utah corporation ("Resources"), TAC, the Foundation and Mr. Anschutz (filed as Exhibit (c)(5) to the Schedule 14D-1 filed with the Commission on August 9, 1995 and incorporated herein by this reference).

10.20 Registration Rights Agreement dated as of August 3, 1995 among Union Pacific, TAC and the Foundation (filed as Exhibit (c)(6) to the Schedule 14D-1 filed with the Commission on August 9, 1995 and incorporated herein by this reference).

10.21 Registration Rights Agreement dated as of August 3, 1995 between Purchaser and SPRC (filed as Exhibit (c)(7) to the Schedule 14D-1 filed with the Commission on August 9, 1995 and incorporated herein by this reference).

10.22 Registration Rights Agreement dated as of August 3, 1995 among Resources, TAC and the Foundation (filed as Exhibit (c)(8) to the Schedule 14D-1 filed with the Commission on August 9, 1995 and incorporated herein by this reference).

10.23 Receivables Purchase Agreement between Southern Pacific Transportation Company and Southern Pacific Receivables, Inc. dated as of November 3, 1995 (incorporated by reference to Exhibit 10.23 to SPRC's Annual Report on Form 10-K for the year ended December 31, 1995).


10.24 Receivables Purchase Agreement between St. Louis Southwestern Railway Company and Southern Pacific Receivables, Inc. dated as of November 3, 1995 (incorporated by reference to Exhibit 10.24 to SPRC's Annual Report on Form 10-K for the year ended December 31, 1995).

10.25 Receivables Purchase Agreement between The Denver and Rio Grande Western Railroad Company and Southern Pacific Receivables, Inc. dated as of November 3, 1995 (incorporated by reference to Exhibit 10.25 to SPRC's Annual Report on Form 10-K for the year ended December 31, 1995).

DOCUMENT
 NUMBER                       DOCUMENT DESCRIPTION
--------                      --------------------
10.26 Receivables Purchase Agreement between SPCSL Corp. and Southern Pacific Receivables, Inc. dated as of November 3, 1995 (incorporated by reference to Exhibit 10.26 to SPRC's Annual Report on Form 10-K for the year ended December 31, 1995).

21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the year ended December 31,
       1994).

       The Registrant will furnish to a requesting security holder any Exhibit requested upon payment of the Registrant's reasonable copying charges and expenses in furnishing the Exhibit.

___________

* Management contract or compensatory plan, contract or arrangement required to be filed as an Exhibit pursuant to Item 14(c).

       B.  Reports on Form 8-K.

           The Company did not file any reports on Form 8-K during the three months ended December 31, 1995.

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


                                                 SOUTHERN PACIFIC
                                              TRANSPORTATION COMPANY


                                        By:     /s/ B. C. Kane
                                           ______________________________
                                                     B. C. Kane
                                                     Controller
                                           (Principal Accounting Officer)

                                                Date: March 25, 1996

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.


    Date:  March 25, 1996               By:       /s/ Jerry R. Davis
                                           ______________________________
                                                       Jerry R. Davis
                                       Chairman, and Chief Executive Officer and
                                        Director (Principal Executive Officer)


    Date:  March 25, 1996               By:       /s/ Robert F. Starzel
                                           ______________________________
                                                       Robert F. Starzel
                                                 Vice Chairman and Director


    Date:  March 25, 1996               By:      /s/ Donald C. Orris
                                           ______________________________
                                                      Donald C. Orris
                                              President and Chief Operating
                                                   Officer and Director


    Date:  March 25, 1996               By:     /s/ Thomas J. Matthews
                                           ______________________________
                                                     Thomas J. Matthews
                                                   Senior Vice President --
                                                 Administration and Director



    Date:  March 25, 1996               By:     /s/ Douglas L. Polson
                                           ______________________________
                                                     Douglas L. Polson
                                                         Director


    Date:  March 25, 1996               By:     /s/  Lawrence C. Yarberry
                                           ______________________________
                                                      Lawrence C. Yarberry
                                           Vice President--Finance and Director
                                               (Principal Financial Officer)

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                            AND SUBSIDIARY COMPANIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                            PAGE
                                                                            ----
Report of Independent Auditors.............................................. F-1

Consolidated Balance Sheets, December  31, 1995 and 1994.................... F-2



Consolidated Statements of Operations for the Years Ended
  December 31, 1995,1994 and 1993........................................... F-4

Consolidated Statements of Stockholder's Equity for the Years
  Ended December 31, 1995, 1994 and 1993.................................... F-5

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1995, 1994 and 1993.......................................... F-6

Notes to Consolidated Financial Statements, December 31, 1995............... F-7

Schedule:

     II. Valuation and Qualifying Accounts................................. F-23

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

                        INDEPENDENT AUDITORS' REPORT
                        ----------------------------

The Board of Directors
Southern Pacific Transportation Company:

We have audited the accompanying consolidated balance sheets of Southern Pacific Transportation Company and Subsidiary Companies (a wholly-owned subsidiary of Southern Pacific Rail Corporation) as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the years in the three-year period ended December 31, 1995. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II as of and for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern Pacific Transportation Company and Subsidiary Companies as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule II, as of and for each of the years in the three-year period ended December 31, 1995, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 12 to the consolidated financial statements, the Company changed its method of accounting for postretirement benefits other than pensions effective January 1, 1993.

                                        /s/ KPMG PEAT MARWICK LLP

San Francisco, California
January 26, 1996

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                           AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                       December 31,
                                                                                -------------------------
                                                                                  1995             1994
                                                                                --------         --------
                                                                                      (in millions)
                                ASSETS
                                ------
CURRENT ASSETS
   Cash and cash equivalents..............................................      $   22.7         $   54.4
   Accounts receivable, net of allowance for doubtful accounts
     of $7.8 in 1995 and $7.7 in 1994 (Note 4)............................         103.6            176.6
  Notes receivable from affiliates (Note 4)...............................         211.9             96.1
  Materials and supplies, at cost.........................................          75.0             71.1
  Other notes receivable..................................................           7.7              7.2
  Other current assets....................................................          57.4             62.6
                                                                                --------         --------
      Total current assets................................................         478.3            468.0
                                                                                --------         --------
PROPERTY, AT COST (NOTES 5, 7, 11 AND 14)
  Roadway and structures..................................................       5,979.4          5,800.6
  Railroad equipment......................................................       2,333.8          1,871.5
  Other property..........................................................         257.4            239.1
                                                                                --------         --------
      Total property......................................................       8,570.6          7,911.2
  Less accumulated depreciation and  amortization.........................       2,805.3          2,779.2
                                                                                --------         --------
      Property, net.......................................................       5,765.3          5,132.0
                                                                                --------         --------

OTHER ASSETS AND DEFERRED CHARGES
   Investments in affiliated companies....................................          17.4             17.3
   Notes receivable and other investments.................................          82.2             78.0
   Notes receivable from Rio Grande Receivables, Inc. (Note 4)............             -             30.0
   Other assets and deferred charges......................................          58.7             64.1
                                                                                --------         --------
      Total other assets..................................................         158.3            189.4
                                                                                --------         --------
         Total assets.....................................................      $6,401.9         $5,789.4
                                                                                ========         ========


         See accompanying notes to consolidated financial statements.

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                           AND SUBSIDIARY COMPANIES

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                             December 31,
                                                                      -------------------------
                                                                        1995             1994
                                                                      --------         --------
                                                                            (in millions)
                LIABILITIES AND STOCKHOLDER'S EQUITY
                ------------------------------------
CURRENT LIABILITIES
   Accounts and wages payable......................................   $  140.5         $  151.0
   Accrued payables
      Taxes........................................................       55.8             34.7
      Interest.....................................................       42.3             36.7
      Vacation pay.................................................       65.8             65.7
   Current portion     of long-term debt (Note 7)..................       58.9             59.5
   Redeemable preference shares of a subsidiary (Note 9)...........        2.0              1.9
   Other current liabilities (Note 6)..............................      634.9            629.3
                                                                      --------         --------
      Total current  liabilities...................................    1,000.2            978.8
                                                                      --------         --------
ADVANCES PAYABLE TO PARENT.........................................      122.3                -
                                                                      --------         --------
LONG-TERM DEBT (NOTE 7)............................................    1,333.4            725.3
                                                                      --------         --------
DEFERRED INCOME TAXES (NOTE 8).....................................      980.0          1,038.4
                                                                      --------         --------
OTHER LIABILITIES (NOTES 6 AND 12).................................      710.5            720.5
                                                                      --------         --------
REDEEMABLE PREFERENCE SHARES OF A SUBSIDIARY (NOTE 9)..............       40.4             42.3
                                                                      --------         --------
COMMITMENTS AND CONTINGENCIES (NOTES 8, 11, 12 AND 14)

STOCKHOLDER'S EQUITY
   Common stock, without par value: authorized 2,000 shares,
      issued and outstanding 1,350 shares..........................      424.9            424.9
   Additional paid-in capital......................................    1,090.1          1,090.1
   Retained income.................................................    1,419.2          1,488.2
   Advances to parent..............................................     (719.1)          (719.1)
                                                                      --------         --------
      Total stockholder's equity...................................    2,215.1          2,284.1
                                                                      --------         --------
         Total liabilities and stockholder's equity................   $6,401.9         $5,789.4
                                                                      ========         ========

  See accompanying notes to consolidated financial statements.

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                            AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      Year Ended December 31,
                                                                   -----------------------------
                                                                    1995        1994       1993
                                                                   ------      ------     ------
                                                                          (in millions)
OPERATING REVENUES
   Railroad......................................................  $3,060.5   $3,056.4   $2,837.7
   Other.........................................................      65.1       63.9       61.0
                                                                   --------   --------   --------
         Total...................................................   3,125.6    3,120.3    2,898.7
                                                                   --------   --------   --------
OPERATING EXPENSES
   Railroad
      Labor and fringe benefits (Note 12)........................   1,119.7    1,085.1    1,132.5
      Fuel.......................................................     262.3      251.3      252.4
      Materials and supplies.....................................     173.4      187.3      217.6
      Equipment rental...........................................     327.5      330.7      341.0
      Depreciation and amortization (Note 5).....................     272.6      249.9      250.1
      Other......................................................     808.0      723.5      666.4
      Special charge (Note 2)....................................     112.6          -          -
                                                                   --------   --------   --------
         Total railroad..........................................   3,076.1    2,827.8    2,860.0
   Other.........................................................      62.4       60.9       59.5
                                                                   --------   --------   --------
         Total...................................................   3,138.5    2,888.7    2,919.5
                                                                   --------   --------   --------
OPERATING INCOME (LOSS)..........................................     (12.9)     231.6      (20.8)
                                                                   --------   --------   --------
OTHER INCOME
   Gains from sales of property and real estate (Note 5).........      52.2      281.3       30.7
   Real estate and other rentals, net............................      21.8       25.5       20.3
   Interest income...............................................      10.5        7.0        5.2
   Other income (expense), net (Note 4)..........................     (60.4)     (77.2)     (45.1)
                                                                   --------   --------   --------
         Total...................................................      24.1      236.6       11.1
                                                                   --------   --------   --------

INTEREST EXPENSE (NOTE 7)........................................     116.6      118.2      104.4
                                                                   --------   --------   --------

INCOME (LOSS) BEFORE INCOME TAXES................................    (105.4)     350.0     (114.1)
                                                                   --------   --------   --------
INCOME TAXES (BENEFIT) (NOTE 8)
   Current.......................................................      13.6       51.3       34.8
   Deferred......................................................     (50.0)      88.2      (60.1)
                                                                   --------   --------   --------
         Total...................................................     (36.4)     139.5      (25.3)
                                                                   --------   --------   --------
INCOME (LOSS) BEFORE CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING................................     (69.0)     210.5      (88.8)
CUMULATIVE EFFECT OF CHANGE IN  ACCOUNTING FOR
   POST-EMPLOYMENT BENEFITS IN 1994 AND POST-RETIREMENT
   BENEFITS OTHER THAN PENSIONS IN 1993 (Net of income tax
   benefits of $3.8 and $64.3, respectively) (Note 12)...........         -       (6.0)    (104.2)
                                                                   --------   --------   --------
NET INCOME (LOSS)................................................  $  (69.0)  $  204.5   $ (193.0)
                                                                   ========   ========   ========

         See accompanying notes to consolidated financial statements.

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                           AND SUBSIDIARY COMPANIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                   Common Stock
                                                ------------------   Additional             Advances
                                                  Number              Paid-in    Retained      to
                                                of Shares   Amount    Capital     Income     Parent      Total
                                                ---------   ------   ---------   --------   --------     -----
                                                            (in millions, except number of shares)
Balances at December 31, 1992..................   1,000     $424.9    $  330.2   $1,577.2   $(654.1)  $1,678.2
   Net loss....................................       -          -           -     (193.0)        -     (193.0)
   Dividend to Rio Grande Holding, Inc.........       -          -           -      (46.7)        -      (46.7)
   Advances to parent..........................       -          -           -          -     (30.1)     (30.1)
   Common stock issued (Note 10)...............     200          -       445.5          -         -      445.5
   Contribution of capital.....................       -          -        20.0          -         -       20.0
                                                 ------      -----    --------   --------   -------   --------
Balances at December 31, 1993..................   1,200      424.9       795.7    1,337.5    (684.2)   1,873.9
   Net income..................................       -          -           -      204.5         -      204.5
   Dividend to Rio Grande Holding, Inc.........       -          -           -      (53.8)        -      (53.8)
   Advances to parent..........................       -          -           -          -     (34.9)     (34.9)
   Common stock issued (Note 10)...............     150          -       294.4          -         -      294.4
                                                 ------      -----    --------   --------   -------   --------
Balances at December 31, 1994..................   1,350      424.9     1,090.1    1,488.2    (719.1)   2,284.1
   Net loss....................................       -          -           -      (69.0)        -      (69.0)
                                                 ------     ------    --------   --------   -------   --------
Balances at December 31, 1995..................   1,350     $424.9    $1,090.1   $1,419.2   $(719.1)  $2,215.1
                                                 ======     ======    ========   ========   =======   ========

         See accompanying notes to consolidated financial statements.

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                           AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Year Ended December 31,
                                                                             ------------------------------
                                                                              1995         1994       1993
                                                                             ------      -------   --------
                                                                                     (in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss).......................................................  $ (69.0)    $ 204.5   $(193.0)
                                                                             -------     -------    ------
   Adjustments to net income (loss):
      Depreciation and amortization........................................    272.6       249.9     250.1
      Deferred income taxes................................................    (50.0)       84.4    (124.4)
      Gains from sales of property.........................................    (52.2)     (281.3)    (30.7)
      Special charge (Note 2)..............................................    112.6           -         -
      Cumulative effect of change in accounting for post-employment
         benefits in 1994 and post-retirement benefits in 1993.............        -         9.8     168.5
      Changes in:
         Receivables, net..................................................    (43.4)      (95.7)     (9.1)
         Materials and supplies............................................     (3.9)      (14.2)     (3.1)
         Other current and non-current assets..............................      9.2         7.0       5.3
         Other current and non-current liabilities.........................    (41.7)       41.2    (164.7)
                                                                             -------     -------    ------
             Total adjustments.............................................    203.2         1.1      91.9
                                                                             -------     -------    ------
       Net cash provided by (used for) operating activities................    134.2       205.6    (101.1)
                                                                             -------     -------    ------
 CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures...................................................   (440.5)     (270.1)   (313.1)
    Property sold and retired..............................................     47.5       343.4      35.7
    Change in notes receivable and other investments, net..................     21.5       (11.1)     (6.1)
                                                                             -------      -------    ------
       Net cash provided by (used for) investing activities................   (371.5)       62.2    (283.5)
                                                                             -------      -------    ------
  CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of debt, net of costs...........................    225.0        55.6     430.3
    Debt and revolver repayment............................................   (139.8)     (524.5)   (433.0)
    Advances from (to) parent, net.........................................    122.3       (34.9)    (30.1)
    Dividends paid (Note 10)...............................................        -       (53.8)    (46.7)
    Proceeds from issuance of stock, net of costs..........................        -       294.4     445.5
    Contribution of capital................................................        -           -      20.0
    Redeemable preference shares repayment.................................     (1.9)       (1.9)     (2.1)
                                                                             -------      -------    ------
       Net cash provided by (used for) financing activities................    205.6      (265.1)    383.9
                                                                             -------      -------    ------
 NET CHANGE IN CASH AND CASH EQUIVALENTS...................................    (31.7)        2.7      (0.7)
 CASH AND CASH EQUIVALENTS-BEGINNING OF THE YEAR...........................     54.4        51.7      52.4
                                                                             -------     -------   -------
 CASH AND CASH EQUIVALENTS-END OF THE YEAR.................................  $  22.7     $  54.4   $  51.7
                                                                             =======     =======   =======

         See accompanying notes to consolidated financial statements.

       SOUTHERN PACIFIC TRANSPORTATION COMPANY AND SUBSIDIARY COMPANIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Ownership, Business and Basis of Presentation - Southern Pacific Transportation Company ("SPT") is a wholly-owned subsidiary of Southern Pacific Rail Corporation ("SPRC"); therefore, per share data are not shown in the accompanying Consolidated Financial Statements. As used in this document, the Company refers to SPT together with all of its subsidiaries, which includes St. Louis Southwestern Railway Company ("SSW"), The Denver and Rio Grande Western Railroad Company ("D&RGW") and SPCSL Corp. ("SPCSL"). The Company provides railroad freight transportation service in the Western United States.

     The consolidated financial statements are prepared on the historical cost basis of accounting and include the accounts of the Company and its subsidiaries companies on a consolidated basis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents - For statement of cash flow purposes, the Company considers commercial paper, municipal securities and certificates of deposit with original maturities when purchased of three months or less to be cash equivalents.

      Investments - Investments in affiliated companies (those in which the Company has a 20% to 50% ownership interest) are accounted for by the equity method. Other investments are stated at cost which does not exceed market.

      Property - Properties are accounted for on the cost basis. In accordance with the Company's definition of unit of property, all costs associated with the installation of rail, ties, ballast and other track improvements are capitalized. Other costs are capitalized to the extent they increase asset values or extend useful lives. Retirements are generally recorded using a first-in, first-out basis. The cost of property and equipment (net of estimated salvage, removal and restoration costs) is depreciated on the straight line composite group method, generally based on estimated service lives which are revised based on periodic depreciation and cost studies. Gains or losses from disposition of depreciable railroad operating property are credited or charged to accumulated depreciation except for significant disposal of property. Certain railroad properties that are not essential to transportation operations may be sold or held for sale. Gains or losses resulting from sales of real estate no longer required for railroad operations are recognized as other income in the consolidated statement of operations.

      Revenues - Freight revenues from rail transportation operations are recognized based on the percentage of completed service method. Other railroad revenues and other revenues are recognized as earned.

      Income taxes - The Company records income taxes using the liability method, and deferred income taxes are recognized for the tax consequences of "temporary differences" by applying statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. A change in the tax laws or rates results in adjustment to the deferred tax liabilities and assets. The effect of such adjustments are included in income in the period in which the tax laws or rates are changed.

      Reclassifications - Certain of the amounts previously reported have been reclassified to conform to the current consolidated financial statement presentation.

       SOUTHERN PACIFIC TRANSPORTATION COMPANY AND SUBSIDIARY COMPANIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   SPECIAL CHARGE

      In June 1995, the Board of Directors approved plans aimed at reducing future operating costs and increasing productivity which resulted in a $112.6 million pretax charge. The charge includes $41 million for severance payments to be made for 582 employees (both management and labor), 64 of whom were terminated in 1995 with the remainder planned for termination before the end of 1996, approximately $4 million of the charge is related to costs associated with terminating certain leased facilities, and approximately $68 million is for the expected loss associated with the sale, lease or abandonment of 600 miles of light density rail lines. Current liabilities, non-current liabilities and accumulated depreciation at June 30, 1995 were increased by approximately $28 million, $17 million and $68 million, respectively, as a result of this charge. As part of the plans to increase productivity, the Company also approved the relocation and training of up to 300 employees for which future expected costs of approximately $8 million will be expensed as incurred under current accounting principles. As of December 31, 1995, 64 employees have been terminated and $2.0 million has been charged to the reserve. The Company continues to evaluate the costs and benefits of the plans approved by the Board in June 1995.

3.   PROPOSED MERGER WITH UNION PACIFIC

      On August 3, 1995, the Board of Directors of SPRC approved an agreement providing for the merger of SPRC and the Union Pacific Railroad Company ("UPRR"), a wholly-owned subsidiary of Union Pacific Corporation ("UP"). Under the terms of the agreement, a subsidiary of UP acquired 25% of the common stock of SPRC at a price of $25.00 per share pursuant to a tender offer. The merger requires approval by the Surface Transportation Board ("STB") of the Department of Transportation (successor to the Interstate Commerce Commission ("ICC")). Based upon the 255 day procedural schedule adopted by the ICC, the earliest a decision can be expected is August 1996. The shares purchased in the tender offer are held in a voting trust pending a decision by the STB. Following receipt of STB approval and the satisfaction of other conditions, SPRC (and the UP subsidiary that purchased SPRC stock in the cash tender offer) would be merged into UPRR. In the merger, each share of SPRC stock would be converted, at the holder's election (subject to proration), into the right to receive $25.00 in cash or 0.4065 shares of UP common stock. Of the shares of SPRC common stock outstanding immediately prior to the merger (other than the shares previously acquired by UP in the tender offer), 20% would be acquired for cash and 80% would be acquired in exchange for shares of UP common stock. In accordance with the provisions of the UP merger agreement, all 28 executives covered by the Equity Incentive Plan (see Note 12) waived their rights under that plan.

      The merger agreement provides that prior to completion of the merger, or termination of the merger agreement if that occurs before the merger is completed, the business of SPRC and its subsidiaries generally will be conducted in the ordinary course of business consistent with past practice, or pursuant to "customary actions". Customary actions are defined as actions in the ordinary course of a person's business where the action is generally recognized as being customary and prudent for other major enterprises in the person's line of business. The merger agreement may be terminated by the Board of Directors of either SPRC or UP if the merger has not occurred on or prior to March 31, 1997. The agreement restricts SPRC, including the Company, with certain exceptions, from amending its articles or bylaws, paying dividends, issuing stock, redeeming or repurchasing shares of its stock, making compensation changes, making loans, advances, capital contributions or investments (except for railroad and real estate joint ventures and certain other transactions) and engaging in transactions with affiliates. In addition, among other things, the agreement restricts SPRC, including the Company, from incurring debt other than pursuant to arrangements existing on the date of the merger agreement (The Company's $450 million of bank credit facilities and replacements therefor and refinancings thereof, and capital leases to finance the rebuilding of freight cars and purchase of equipment under existing commitments), plus borrowings not to exceed $12.5 million in the fiscal year ended December 31, 1995, $25 million in the fiscal year ending December 31, 1996 and $12.5 million in the fiscal quarter ending March 31, 1997.

       SOUTHERN PACIFIC TRANSPORTATION COMPANY AND SUBSIDIARY COMPANIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     On November 30, 1995, UPRR and SPRC filed an application for the proposed merger with the ICC and the application process is ongoing. The earliest closing of the transaction, if approved, would be September 1996.

     On January 17, 1996 at a special meeting called to consider the proposed merger, the stockholders of SPRC voted to proceed with the transaction.

     SPRC incurred expenses of $8.1 million associated with the proposed merger during 1995 and, if the merger is completed, has committed to continuity , severance and transaction expenses of up to an additional $45 million.

4.   SALE OF RECEIVABLES

      The Company has sold its railroad freight receivables on a continuing basis since 1989 to special purpose subsidiaries of SPRC. Commencing in November 1995, a special purpose subsidiary of SPRC transferred net railroad freight and other receivables (including interline accounts) with limited recourse to an accounts receivable master trust and sold certificates of interest in the master trust to special purpose commercial paper issuers associated with major banking institutions. The sale price for the receivables sold is based upon the face amount of the receivables and is reduced by discounts for expected defaults, servicing costs and anticipated collection periods. A maximum aggregate certificate amount of $400 million may be outstanding at any time. The proceeds from this sale were used to replace the previous agreements relating to railroad receivables.

     As of December 31, 1995, 1994 and 1993, the Company had sold $469.8 million, $454.3 million and $391.7 million of net outstanding receivables, respectively, and had notes receivable from SPRC's subsidiaries for receivables sold of $211.9 million, $96.1 million and $54.6 million, respectively. In addition, the Company had an interest bearing receivable from a SPRC subsidiary, Rio Grande Receivables, Inc., of $30 million outstanding at December 31, 1994 and 1993 included in other assets. Included in other income (expense), net is approximately $(51.7) million in 1995, $(54.0) million in 1994 and $(42.0) million in 1993 of discounts and other expenses associated with the sales of accounts receivable. The new facility provides for the continuing sale of receivables to the special purpose subsidiary of SPRC for a period of 364 days renewable by agreement of the parties for a period of up to ten years.

5.   PROPERTY

     The average depreciation rates for the Company's property and equipment ranged from 1 to 5 percent for roadway and structures, 4 to 7 percent for locomotives and 3 to 6 percent for freight cars for 1995.

     The Company received cash proceeds from sales and retirements of real estate and property of $47.5 million, $343.4 million and $35.7 million in 1995, 1994 and 1993, respectively. The 1994 amount includes proceeds of $235.0 million for the sale of a consolidated freight corridor to the ports of Los Angeles and Long Beach (the "Alameda Corridor"). Gains on sales of property and real estate on the statements of operations include cash and other consideration and are reduced by the Company's cost basis in the properties sold (which was $5 million, $72 million and $13 million in 1995, 1994 and 1993, respectively), and other costs directly relating to the sales (which totaled $3 million, $18 million and $9 million in 1995, 1994, and 1993, respectively). The Company recorded expenditures of $9 million in 1995, $13 million in 1994 and $12 million in 1993 in costs relating to environmental conditions on properties held for sale.

     The Company has granted the Peninsula Corridor Joint Powers Board ("JPB") options to purchase additional rights-of-way and land within five years after the 1992 closing of the sale of the Peninsula Main Line for $110 million of which approximately $65 million has not lapsed, been exercised or extinguished. The Company will retain exclusive freight rights on the sold properties. The net book value of the rights-of-way and land subject to the JPB options is $20 million.

       SOUTHERN PACIFIC TRANSPORTATION COMPANY AND SUBSIDIARY COMPANIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

     Other current liabilities include the following amounts (in millions):

                                                                                              December 31,
                                                                                             --------------
                                                                                              1995    1994
                                                                                             ------  ------
     Reserve for casualty, freight-related claims and other (current portion)..............  $210.0   $225.4
     Accrued repairs, equipment rentals and other payables.................................   366.7    375.2
     Post-retirement and post-employment benefit obligations...............................    19.2     17.2
     Reserve for employee separation and relocation (current portion)......................    39.0     11.5
                                                                                             ------   ------
             Total.........................................................................  $634.9   $629.3
                                                                                             ======   ======

     Included in other non-current liabilities are $311.9 million and $322.0 million for casualty and freight-related claims and $158.4 million and $157.5 million for post-retirement and post-employment benefits other than pensions at December 31, 1995 and 1994, respectively.


7.   LONG-TERM DEBT

     Long-term debt is summarized as follows (in millions):

                                                                        December 31,
                                                                    -------------------
                                                                     1995         1994
                                                                    ------       ------
     Equipment obligations (9.25-14.25%; due 1996 to 2007)........ $  278.6     $ 324.5
     Mortgage bonds (8.2%; due 1996 to 2001)......................     29.7        34.7
     SPT term loan (6.813-6.875%; due 1997 to 1999)...............    150.0           -
     Other debt (4.0-6.0%; due 1996 to 2018)......................     92.2        93.0
     Capitalized lease obligations (Note 11)......................    841.8       332.6
                                                                   --------     -------
            Total.................................................  1,392.3       784.8
     Less current portion.........................................    (58.9)      (59.5)
                                                                   --------     -------
            Total long-term....................................... $1,333.4     $ 725.3
                                                                   ========     =======

     During 1995, the Company borrowed $150 million under a term loan facility and repaid $75 million previously borrowed under the Company's $300 million revolving credit facility. The term loan facility requires repayment in installments in 1997 through 1999 and has a variable interest rate based on the LIBOR rate plus 125 basis points or the prime rate depending on the Company's credit rating. At December 31, 1995, the effective interest rate on the term loan facility was 6.875%. The $300 million revolving credit facility has a final maturity date of November 8, 1997 and has a variable interest rate based on the LIBOR rate plus 87.5 basis points or the prime rate depending on the Company's credit rating. The Company also repaid $64.8 million of other debt during 1995. At December 31, 1995, the Company had $300 million of capacity available under its revolving credit facility.

     Certain of SPRC's and the Company's debt agreements contain quarterly financial covenants and restrictions based on minimum tangible net worth, a maximum funded debt to net worth ratio and a minimum fixed charge coverage ratio. As a result of not achieving certain ratios and covenants in SPRC's $375 million Senior Notes at December 31, 1995, SPRC, including the Company, is restricted in incurring additional indebtedness, except for certain permitted categories of debt, including $300 million available under its

       SOUTHERN PACIFIC TRANSPORTATION COMPANY AND SUBSIDIARY COMPANIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

revolving credit facility. See Note 3. Because continued compliance with the financial terms and covenants under its bank credit facilities would require more gains than now contemplated from the sales of properties in the first and second quarters, the Company and its banks have agreed to amend those covenants through the second quarter of 1996 to eliminate the fixed charge coverage test for these periods. Management of the Company currently believes it will meet its revised financial covenants in 1996, although the margin will be small. If the Company were unable to meet these covenants, its liquidity would be significantly constrained in the latter part of 1996. The Company will remain leveraged to a significant extent and its debt service and capital lease obligations will continue to be substantial.

     Contractual maturities of long-term debt (including capital lease obligations) during each of the five years subsequent to 1995 and thereafter are as follows (in millions)

                        1996................... $ 58.9

                        1997...................   85.8

                        1998...................  106.0

                        1999...................  146.0

                        2000...................   67.8

                        Thereafter.............  927.8

     Management estimates the fair value of the Company's debt at December 31, 1995 and 1994 was approximately $1,516 million and $783 million, respectively, based on interest rates for similar issues and financings.

     At December 31, 1995, the Company was a party to interest rate swap agreements for which it pays a variable rate on an aggregate notional amount of $40 million, which is used to hedge its fixed interest rate exposure on certain debt and is accounted for as an adjustment of interest expense over the life of the debt. The Company receives a fixed rate of interest on the swap of 4.9% and pays a variable rate based on LIBOR, which was 5.9% at December 31, 1995. The approximate expense to terminate the swap at December 31, 1995 was $0.6 million.

     A significant portion of railroad equipment and certain rail lines are subject to liens securing the mortgage bonds, equipment obligations, capitalized leases or other debt.

       SOUTHERN PACIFIC TRANSPORTATION COMPANY AND SUBSIDIARY COMPANIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.  INCOME TAXES

    The following summarizes income tax expense (benefit) for the years indicated (in millions):


                                           Year Ended December 31,
                                   ---------------------------------------
                                      1995            1994           1993
                                   --------        --------       --------

CURRENT
  Federal..........................$   11.8        $   43.5       $   30.7
  State............................     1.8             7.8            4.1
                                   --------        --------       --------
    Total..........................    13.6            51.3           34.8
                                   --------        --------       --------

DEFERRED
  Federal..........................   (44.7)           74.6          (48.4)
  State............................    (5.3)           13.6          (11.7)
                                   --------        --------       --------
    Total..........................   (50.0)           88.2          (60.1)
                                   --------        --------       --------

DEFERRED TAXES ON CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING
FOR POST-EMPLOYMENT BENEFITS
IN 1994 AND POST-RETIREMENT
BENEFITS OTHER THAN PENSIONS
IN 1993

  Federal..........................       -            (3.3)         (54.6)
  State............................       -            (0.5)          (9.7)
                                   --------        --------       --------
    Total deferred taxes on
     cumulative effect.............       -            (3.8)         (64.3)
                                   --------        --------       --------
TOTAL INCOME TAX EXPENSE
  (BENEFIT)........................$  (36.4)       $  135.7       $  (89.6)
                                   ========        ========       ========


    Deferred tax expense in 1993 includes $21.2 million related to the change in the federal tax rate. Total income tax expense (benefit) from continuing operations differed from the amounts computed by applying the statutory Federal income tax rate to income before income taxes as a result of the following:

                                           Year Ended December 31,
                                   ---------------------------------------
                                      1995            1994           1993
                                   --------        --------       --------

    Statutory rate................. (35.0)%          35.0%         (35.0)%
    State income taxes (net
    of federal income tax
    benefit).......................  (3.7)            4.7           (4.3)
    Cumulative effect of federal
     tax rate change (from 34%
     to 35% )......................                     -           18.6
    Other, net.....................   4.2             0.2           (1.5)
                                     ----            ----          -----
    Effective rate................. (34.5)%          39.9%         (22.2)%
                                     ====            ====          ======

       SOUTHERN PACIFIC TRANSPORTATION COMPANY AND SUBSIDIARY COMPANIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in millions):

                                                              December 31,
                                                         ----------------------
                                                            1995           1994
                                                         --------      ---------

DEFERRED TAX ASSETS:
  Accruals and reserves not deducted for tax
  purposes until paid................................... $  395.5     $   386.6

  Net operating loss carryforwards......................    540.5         501.9

  Capital lease obligation..............................    320.4         135.7

  Other.................................................     89.7         110.1
                                                         --------     ---------
    Total gross deferred tax assets.....................  1,346.1       1,134.3
                                                         --------      ---------

DEFERRED TAX LIABILITIES:
  Differences in depreciation and cost
   capitalization methods (including
   deferred gains on property).......................... (2,325.3)     (2,171.6)
  Other.................................................     (0.8)         (1.1)
                                                         --------      --------
    Total gross deferred tax liabilities................ (2,326.1)     (2,172.7)
                                                         --------      --------
    Net deferred tax liability.......................... $ (980.0)    $(1,038.4)
                                                         ========     =========

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

     The former parent of the Company (Santa Fe Pacific Corporation) has agreed to indemnify SPRC, SPT and its subsidiaries against any federal income tax liability that may be imposed on the Company or its 80%-owned subsidiaries for tax periods ending on or prior to October 13, 1988 ("the Acquisition Date"). Years prior to 1984 are closed. SPRC agreed to pay or cause SPT and its subsidiaries to pay to the former parent any refund of federal income taxes attributable to the 80%-owned subsidiaries received by SPRC, SPT or its subsidiaries after the Acquisition Date for any tax period ending on or prior to the Acquisition Date. Further, the former parent also agreed to indemnify SPRC, SPT and its subsidiaries, at least in part, for state, local and other taxes in respect of such periods to and including the Acquisition Date, but only to the extent that such taxes are due or reportable for periods prior to the Acquisition Date.

     The intercompany tax allocation agreement between the Company and SPRC, which became effective following the closing of the Acquisition, was amended January 1, 1992, to provide that SPT and its subsidiaries will pay to SPRC the lesser of either the amount equal to that which the Company would have paid (or received) had the Company filed a separate consolidated tax return or which SPRC would pay as current taxes.

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

       SOUTHERN PACIFIC TRANSPORTATION COMPANY AND SUBSIDIARY COMPANIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The IRS's audit of the returns of Rio Grande Holding, Inc. ("RGH"), in which D&RGW is included, for 1983 and the period ended October 31, 1984, led to the issuance of a Notice of Deficiency in October 1992 for 1980, 1983 and the period ended October 31, 1984. The audit of The Anschutz Corporation ("TAC"), of which RGH and D&RGW were members from November 1, 1984, through October 13, 1988, also led to the issuance of a Notice of Deficiency for the 1979 and 1982 years as the result of the disallowance of net operating loss ("NOL") and investment tax credit carrybacks from the July 31, 1985 through July 31, 1987 periods. Both notices have been petitioned to the United States Tax Court. RGH does not expect a resolution of these cases in 1996. RGH's taxable periods from July 1, 1987 through October 13, 1988, included in the consolidated returns of TAC, are currently under IRS audit as part of the TAC audit. However, management believes adequate reserves have been provided to cover any anticipated deficiencies for these tax years.

     As of December 31, 1995, the Company had approximately $1.3 billion of NOLs that will expire in 2003 through 2010. The NOLs are subject to review and possible disallowance, in whole or in part, by the IRS audit of the Federal income tax returns of the Company.

     Section 382 of the Internal Revenue Code of 1986, as amended, limits a corporation's utilization of its NOLs when certain changes in the ownership of the corporation's stock occur within a three-year period. Such a change has occurred with respect to SPRC and therefore the Company will be permitted to deduct a limited amount of its NOLs in each taxable year with regard to losses carried over from years prior to the change in ownership, commencing with the year ending December 31, 1994. The Company currently does not expect that the limitation imposed under Section 382 will have a material adverse impact on the Company's ability to utilize its NOLs prior to their expiration. However, the limitation could under certain circumstances delay the Company's utilization of its NOLs and thereby increase the current portion of the Company's Federal income taxes. Further, the limitation under certain circumstances could also cause a portion of the Company's NOLs to expire unutilized.

9.   REDEEMABLE PREFERENCE SHARES OF A SUBSIDIARY

     SSW, a 99.9%-owned subsidiary of SPT, originally issued $53.5 million ($48.5 million Series A and $5.0 million Series B) of SSW's non-voting redeemable preference shares. The current carrying amount on the balance sheets at December 31, 1995 and 1994 reflects the outstanding balances of the redeemable preference shares of $42.4 million and $44.2 million, respectively.

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

     Mandatory redemptions and mandatory dividends of Series A and Series B shares scheduled for payment during each of the five years subsequent to 1995 are $4.2 million per year.

     The Series A and Series B shares restrict certain dividend payments by SSW to its common and preferred shareholders. Under these provisions, at December 31, 1995, $73.2 million of SSW's historical cost basis retained income was not restricted. No estimate of the fair value of the preference shares was made by the Company.

10.  CAPITAL AND DEBT TRANSACTIONS

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

     D&RGW became a subsidiary of SPT on October 1, 1994. Prior to that date, D&RGW was a wholly-owned subsidiary of Rio Grande Holding, Inc. ("RGH"). All financial and statistical amounts, including the consolidated financial statements and related footnotes, include the accounts and data of D&RGW for all periods presented. In 1993 and 1994, D&RGW paid dividends of $46.7 million and $53.8 million to RGH, respectively.

11.  LEASES

     The Company leases certain freight cars, locomotives, data processing equipment and other property. Future minimum lease payments under noncancelable leases as of December 31, 1995 are summarized as follows (in millions):

                                                       Capital       Operating
                                                        Leases         Leases
                                                     ------------    ---------
     YEAR ENDED DECEMBER 31,
        1996.......................................    $  76.6         $154.7
        1997.......................................       95.4          141.9
        1998.......................................       94.2          127.0
        1999.......................................      100.2          116.5
        2000.......................................       94.6          102.1
        Thereafter.................................    1,318.0          251.6
                                                       -------         ------
             Total minimum payments................    1,779.0         $893.8
                                                                       ======
      Less amount representing interest (at rates
        ranging from 7.4% to 13.1%)................     (937.2)
                                                       -------
      Present value of minimum lease payments......    $ 841.8
                                                       =======

     Rental expense for noncancelable operating leases with terms over one year was $166.0 million, $168.7 million and $156.5 million for the years ended December 31, 1995, 1994 and 1993, respectively. Contingent rentals and sublease rentals were not significant. The net book value of equipment under capital lease is approximately $785 million at December 31, 1995.

     The Company has expanded and upgraded its locomotive and freight car fleets principally through capitalized lease financing. During 1995, the Company received and financed through capitalized lease 18 remanufactured locomotives, 279 new locomotives, 920 new hopper cars, 1,042 used hopper cars and 1,100 reconditioned freight cars. In addition, the Company finalized capitalized lease financing during 1995 for approximately 1,600 remanufactured freight cars delivered in 1994. The total capitalized lease obligations incurred in 1995 were approximately $522 million. The Company plans on completing the acquisition of approximately 500 reconditioned freight cars by May 1996 for an estimated $14.1 million in capitalized lease obligations. The Company plans on acquiring, through operating leases, approximately 3,300 freight cars during 1996 at an estimated annual operating lease expense of $10.1 million in 1996 and approximately $16 million annually thereafter.

     In 1984, the Company entered into a long-term lease agreement with the ports of Los Angeles and Long Beach relating to the Company's Intermodal Container Transfer Facility ("the Facility"). Under the terms of the lease, the Company is obligated to make certain future minimum lease payments and is subject to additional contingent rentals which are based on the annual volume of container movements at the Facility. The minimum lease payments, which are $4.5 million for 1996, are included in the table above. However, for each five-year period from 1997 through 2036, the annual minimum lease

       SOUTHERN PACIFIC TRANSPORTATION COMPANY AND SUBSIDIARY COMPANIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

payments and contingent rentals will be determined by the ports based on independent appraisals of the fair rental value of the property and, therefore, no amounts are included in the above table for such years. The 1995 expense was $7.9 million.

     The Company leases operating rights on tracks owned by other railroads, including Union Pacific and BN/ATSF, and shares costs of transportation facilities and operations with other railroads. Subject to required regulatory approval, the Company has the right to terminate its usage with certain notice periods. Net rent expense for trackage rights was $14.0 million in 1995, $6.4 million in 1994 and $1.9 million in 1993. The 1993 amount includes the benefit of the negotiated settlement of a joint facility case of approximately $10 million.

     The Company pays for the use of transportation equipment owned by others and receives income from others for the use of its equipment. It also shares the cost of other transportation facilities with other railroads. Rental expense and income from equipment and the operation of joint facilities are included in operating expenses on a net basis. Total net equipment lease, rent and car hire expense was $328 million, $331 million and $341 million for 1995, 1994 and 1993, respectively.

12.  EMPLOYEE BENEFIT AND COMPENSATION PLANS

     Pension Plan - The Company is a participating employer under the SPRC Pension Plan ("Plan"). The Plan is a defined benefit noncontributory pension plan covering primarily employees not covered by a collective bargaining agreement. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). Pension benefits for normal retirement are calculated under a formula which utilizes average compensation, years of benefit service and Railroad Retirement and Social Security pay levels. The Company's funding policy is to contribute each year an amount not less than the minimum required contribution under ERISA nor greater than the maximum tax deductible contribution. The assets of the Plan consist of a variety of investments including U. S. Government and agency securities, corporate stocks and bonds and money market funds.

     The following summarizes the components of the Company's net periodic pension cost (in millions):

                                                          Year Ended December 31,
                                                        ---------------------------
                                                         1995       1994      1993
                                                        ------     ------    ------
Service costs - benefits covered during the year....... $  4.0     $  5.1    $  5.5
Interest cost on projected benefit obligation..........   31.2       29.9      31.2
Actual (return)/loss on plan assets....................  (77.6)       0.7     (40.1)
Net amortization and deferral..........................   49.4      (32.0)      7.5
                                                         -----     ------    ------
        Net periodic pension cost......................  $ 7.0     $  3.7    $  4.1
                                                         =====     ======    ======


       SOUTHERN PACIFIC TRANSPORTATION COMPANY AND SUBSIDIARY COMPANIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The following summarizes the funded status and amounts recognized in the Company's balance sheets for the SPRC Pension Plan (in millions):

                                                                       December 31,
                                                                 ------------------------
                                                                   1995            1994
                                                                 --------        --------
Actuarial present value of benefit obligations
   Vested benefits.............................................  $377.2          $335.1
   Non-vested benefits.........................................     4.3             6.0
                                                                 ------          ------
        Accumulated benefit obligations........................   381.5           341.1
                                                                 ======          ======
   Projected benefit obligations...............................  $429.5          $376.9
   Fair value of assets in plan................................   372.9           328.3
                                                                 ------          ------
   Projected benefit obligations in excess of plan assets......   (56.6)          (48.6)
   Unrecognized transition amount..............................    (3.3)           (3.9)
   Unrecognized gain or loss...................................     8.6             7.8
   Unrecognized prior service cost.............................     3.9             4.3
                                                                 ------          ------
        Net pension liability included in the balance sheet....  $(47.4)         $(40.4)
                                                                 ======          ======

     The following summarizes the significant assumptions used in accounting for the SPRC Pension Plan:

                                                                                            December 31,
                                                                                        --------------------
                                                                                        1995    1994    1993
                                                                                        ----    ----    ----
        Weighted average discount rate...............................................   7.25%   8.5%    7.25%
        Expected rate of increase in future compensation levels......................   6.0     6.0     6.0
        Weighted average expected long-term rate of return on plan assets............   9.0     9.0     9.0


     Thrift Plan - SPRC has established a defined contribution plan (the "SPRC Thrift Plan") as an individual account savings and investment plan primarily for employees of SPRC who are not subject to a collective bargaining agreement. Eligible participants may contribute a percentage of their compensation and the Company also contributes using a formula based on participant contributions.

     Post-retirement Benefits Other Than Pensions - The Company sponsors several plans which provide health care and life insurance benefits to retirees who have met age and service requirements. The contribution rates that are paid by retirees are adjusted annually to offset increases in health care costs, if any, and fix amounts payable by the Company. The life insurance plans provide life insurance benefits for certain retirees. The amount of life insurance is dependent upon length of service, employment dates and several other factors and increases in coverage beyond certain minimum levels are borne by the employee.

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

     The following table summarizes the plan's accumulated post-retirement benefit obligation (in millions):

                                                                 December 31,
                                         ----------------------------------------------------------------
                                                      1995                               1994
                                         -----------------------------      -----------------------------
                                         HEALTH       LIFE                  HEALTH       LIFE
                                          CARE      INSURANCE    TOTAL       CARE      INSURANCE    TOTAL
                                         ------     ---------   -------     ------     ---------   -------
Retirees................................  $42.2      $ 99.7      $141.9      $41.1       $92.0      $133.1
Fully eligible plan participants........   11.5         7.8        19.3        8.6         5.4        14.0
Accumulated post-retirement benefit
     obligation......................... ------     ---------    ------     ------     ---------   -------
                                          $53.7      $107.5      $161.2      $49.7       $97.4      $147.1
                                         ======     =========               ======     =========
Unrecognized net gain...................                            1.6                               13.7
Plan amendment..........................                            3.9                                4.1
Accrued post-retirement benefit cost....                         ------                             ------
     included in other liabilities......                         $166.7                             $164.9
                                                                 ======                             ======

     As of December 31, 1995 and 1994, the current portion of accrued post-retirement benefit cost was approximately $18.3 million and $16.3 million, respectively, and the long-term portion was approximately $148.4 million and $148.6 million, respectively.

     The net periodic post-retirement benefit costs include the following components (in millions):

                                                              1995      1994
                                                            --------  --------
     Service cost.........................................  $ 0.6      $ 0.8
     Interest cost........................................   11.9       12.0
     Amortization of plan amendment.......................   (0.2)      (0.2)
                                                            -----      -----
             Net periodic post-retirement benefit cost....  $12.3      $12.6
                                                            =====      =====

     For measurement purposes, the Company has not assumed an annual rate of increase in the per capita cost of covered benefits for future years since the Company has limited its future contributions to current levels. The weighted average discount rate used in determining the benefit obligation was 7.25 percent and 8.5 percent in 1995 and 1994, respectively.

     Post-employment Benefits - The Company adopted FAS No. 112 "Employers' Accounting for Post-employment Benefits" effective January 1, 1994. Prior to January 1, 1994, the Company's policy was to expense and fund the cost of all post -employment benefits only as the benefits were payable. The effect of adopting FAS No. 112 on net income was a charge to earnings of $9.8 million ($6.0 million after tax). The Company's policy continues to be to fund the cost of post-employment benefits as the benefits are payable.

       SOUTHERN PACIFIC TRANSPORTATION COMPANY AND SUBSIDIARY COMPANIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Equity Incentive Plan - The SPRC Compensation Committee authorized a grant of stock bonuses under SPRC's Equity Incentive Plan covering up to 1,555,000 shares of SPRC Common Stock, in the aggregate, to 28 key executive employees of SPRC and the Company, contingent upon the attainment of certain pre-established operating ratio objectives and individual performance goals . In accordance with the provisions of the UP merger agreement, all 28 executives agreed to cancel these bonus agreements in order to participate in continuity and severance programs provided for in the merger agreement (see Note 3). In 1994, the Company charged to expense approximately $7.5 million representing the value of approximately 413,000 shares which were awarded in January 1995 pursuant to the Equity Incentive Plan. In 1995, the specified operating ratio objective was not met and no payments were made under this plan.

13.  RELATED PARTIES

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

     The Company purchased an office building from SPRC for $41.2 million in 1995.

     The Company paid $10.8 million, $10.2 million and $5.6 million in 1995, 1994 and 1993, respectively, to SP Environmental Systems, Inc. ("SPES"), a wholly-owned subsidiary of SPRC, for professional services regarding environmental matters, excluding services provided by third parties billed through SPES.

     Subsidiaries of Anschutz Company perform specific services for the Company, primarily relating to the purchase and administration of locomotive fuel futures contracts and fiber optic telecommunications. The amount paid by the Company in 1995, 1994 and 1993 for these transactions was $6.7 million, $7.9 million and $11.4 million, respectively. The Company believes that the terms of the transactions are comparable to those that could be obtained from unaffiliated parties.

14.  COMMITMENTS AND CONTINGENCIES

     The Company is dependent upon the business activity and real estate sales of its subsidiaries to meet its consolidated debt obligations and to make payments for employee severance programs, to make capital expenditures expected to be required by the Company and to pay dividends or make advances to SPRC in order for SPRC to make principal and interest payments relating to the $375 million 9-3/8% Senior Notes due 2005. The various debt agreements of the Company contain restrictions as to payment of dividends to SPRC. The Company is permitted to make advances or dividends to its parent in order for certain specified interest to be paid by its parent.

     On November 4, 1993, the Company and Integrated Systems Solutions Corporation ("ISSC"), a subsidiary of IBM, entered into a ten-year agreement under which ISSC handles all of the Company's management information services ("MIS") functions. These include systems operations, application development and implementation of a disaster recovery plan. Pursuant to the agreement, the Company is obligated to pay annual base charges of between $45 million and $50 million (which covers, among other things, payments for MIS equipment and personnel) over a ten-year period subject to adjustments for cost of living increases and variations in the levels of service provided under the agreement.

     Inherent in the operations of the Company is the possibility that there may exist environmental conditions as a result of current and past operations which might be in violation of various federal and state laws relating to the environment. In certain instances, the Company has received notices of asserted violation of such laws and regulations and has taken or plans to take steps to address the problems cited or to contest the allegations of violation. The Company has recorded reserves to provide for environmental costs on certain operating and non-operating properties. Environmental costs include site remediation and restoration on a site-by-site basis, as well as costs for initial site surveys and

       SOUTHERN PACIFIC TRANSPORTATION COMPANY AND SUBSIDIARY COMPANIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

environmental studies of potentially contaminated sites. The Company has made and will continue to make substantial expenditures relating to environmental conditions on its properties, including properties held for sale. In assessing its potential environmental liabilities, the Company typically causes on-going examinations of newly identified sites and evaluations of existing cleanup efforts to be performed by environmental engineers. These assessments which usually consider a combination of factors such as the engineering reports, site visits, area investigations and other steps, are reviewed periodically by counsel. Due to uncertainties as to various issues such as the required level of remediation and the extent of participation in clean-up efforts by others, the Company's total clean-up costs for environmental matters cannot be predicted with certainty. The Company has accrued reserves for environmental matters with respect to operating and non-operating properties not held for sale, as well as certain properties previously sold, based on the costs estimated to be incurred when such estimated amounts (or at least a minimum amount) can be reasonably determined based on information available. During the years ended December 31, 1995, 1994 and 1993, the Company recognized expenses of $16.7 million, $15.4 million and $11.8 million, respectively, related to environmental matters. At December 31, 1995 and 1994 the Company had accrued reserves for environmental contingencies of $51.9 million and $65.0 million, respectively, which includes $13.5 million and $13.2 million, respectively, in current liabilities. These reserves relate to estimated liabilities for operating and non-operating properties not held for sale and certain properties previously sold and were exclusive of any significant future recoveries from insurance carriers. It is possible that additional losses will be incurred, but such amounts cannot be reasonably estimated. The Company does not believe that disposition of environmental matters known to the Company will have a material adverse effect on the Company's financial condition or liquidity; however, there can be no assurance that the impact of such matters on its results of operations for any given reporting period will not be material.

     A substantial portion of the Company's railroad employees are covered by collective bargaining agreements with national railway labor organizations that are organized along craft lines. These agreements are generally negotiated on a multi-employer basis with the railroad industry represented by a bargaining committee. The culmination of various Presidential and legislative events in 1992 resulted in the Company negotiating most of its labor agreements separately. Certain of the wage agreements obtained in 1991, 1992 and 1993 have reduced the effects of inflation on operating costs but provided for cost of living increases beginning in 1995.

     All of the Company's labor agreements became subject to modification (except the Western Lines UTU Agreement) in January 1995. Wages for approximately half of the Company's employees covered by these agreements returned to wage levels prevailing under nationwide railway collective bargaining agreements in 1995. Wages for the other employees covered by the agreements (including the Western Lines UTU) do not require restoration to national wage levels and are subject to resolution in the current round of negotiations which began in late 1994. In addition, most of the Company's labor agreements (except for the agreement related to UTU employees on the Company's Western Lines) provide for cost-of-living increases on a semi-annual basis beginning July 1, 1995. The additional cost to the Company of these automatic increases could be substantial.

     As a result of local negotiations in the current bargaining round, the Company has entered into six agreements which run through 1997 (including the Western Lines UTU Agreement). Those agreements, which cover in excess of 6,800 employees, have been ratified by the union membership and cover all trainmen and switchmen on the St. Louis Southwestern Railway Company, the signalmen systemwide, yardmasters systemwide, switchmen on the Company's Eastern Lines, shopcraft supervisiors on the St. Louis Southwestern Railway Company, locomotive engineers system wide, train dispatchers and the Company's intermodal facilities at Long Beach and Oakland. Those agreements do not provide for general wage increases; however, they do provide for a 3% lump sum payment based on the performance of the Company as measured by its operating ratio. A few of these agreements also provide for cost of living increases on July 1, 1995 and on July 1, 1996 but none thereafter. As of March 1996, the Company is in negotiations with its clerical employees, shop craft employees and maintenance of way employees representing approximately 8,900 employees.

       SOUTHERN PACIFIC TRANSPORTATION COMPANY AND SUBSIDIARY COMPANIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     To ensure stability of its fuel costs, the Company has entered into fuel hedging agreements covering approximately 47% of its estimated first quarter 1996 fuel needs at an average purchase price of $.485 per gallon (excluding handling costs). However, in the event that fuel prices decline below the average purchase price under the hedging agreements, the Company will not receive any benefit from these fuel hedging agreements and may in fact pay more for fuel than it would have paid in the absence of such agreements. Further fuel hedging activity may occur during 1996.

     In 1995, the Company settled its claim from insurance companies relating to the 1993 Midwest flooding. The Company recognized as a reduction of operating expense $28.5 million and $5.0 million, in 1995 and 1994, respectively, relating to this settlement.

     Although the Company has purchased insurance, the Company has retained certain risks with respect to losses for third-party liability and property claims. In addition, various claims, lawsuits and contingent liabilities are pending against the Company. Management has made provisions for these matters which it believes to be adequate. The Company does not believe that the disposition of claims, lawsuits and related matters known to the Company will have a material adverse effect on the Company's financial condition or liquidity; however, there can be no assurance that the impact of such matters on its results of operations for any given reporting period will not be material.

15.  SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental cash flow information is as follows (in millions):

                                                        Year Ended December 31,
                                                      ---------------------------
                                                       1995       1994      1993
                                                      ------     ------    ------
Cash payments (refunds):
  Interest........................................... $ 78.8     $ 93.2    $ 72.7
  Income taxes.......................................      -       61.6      60.6
Non-cash transactions:
  Sales of real estate for notes receivable..........      -       27.9         -
  Capital lease obligations for railroad equipment...  522.3      265.2      57.0


       SOUTHERN PACIFIC TRANSPORTATION COMPANY AND SUBSIDIARY COMPANIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


16.  QUARTERLY DATA (UNAUDITED)

                                 First     Second     Third    Fourth
                                Quarter    Quarter   Quarter   Quarter
                                -------    -------   -------   -------
                                             (in millions)
1995
Operating revenues.............  $760.4     $799.3    $789.1    $776.8
Operating income (loss) (a)....    26.7      (81.7)     19.4      22.7
Other income (expense).........     3.6       (3.0)     (0.1)     23.6
Net income (loss) (a)..........     3.7      (66.8)     (8.0)      2.1

1994
Operating revenues.............  $742.1     $801.7    $801.5    $775.0
Operating income...............    34.5       75.5      65.9      55.7
Other income (expense) (c).....     2.9        9.9      (3.2)    227.0
Net income (loss) (b) (c)......    (0.5)      34.4      19.7     150.9

___________
  (a) Second quarter 1995 data includes a pre-tax special charge of $112.6 million ($73.8 million estimated after tax).
  (b) First quarter 1994 data includes an extraordinary charge of $6.0 (net of taxes) for the change in accounting for post-employment benefits (FAS
       112).
  (c) Fourth quarter 1994 data includes a pre-tax gain of approximately $227 million on the sale of the Alameda Corridor.

                    SOUTHERN PACIFIC TRANSPORTATION COMPANY
                            AND SUBSIDIARY COMPANIES

                SCHEDULE II.  VALUATION AND QUALIFYING ACCOUNTS

                                                        BALANCE AT      CHARGED                      BALANCE
                                                        BEGINNING         TO                        AT END OF
                                                         OF YEAR        EXPENSE      DEDUCTIONS       YEAR
                                                        ----------      -------      ----------     ---------
                                                                               (in millions)
YEAR ENDED DECEMBER 31, 1995
     Casualty and other claims.......................... $492.4         $144.7          $152.4        $484.7
     Post-retirement and post-employment
        benefit obligations.............................  174.7           15.4            12.5         177.6
     Employee separation and relocation
        and other.......................................   11.5           41.0            13.5          39.0
                                                         ------         ------          ------        ------
     Total.............................................. $678.6         $201.1          $178.4        $701.3
                                                         ======         ======          ======        ======
YEAR ENDED DECEMBER 31, 1994
     Casualty and other claims.......................... $448.4         $146.8          $102.8        $492.4
     Post-retirement and post-employment
        benefit obligations.............................  169.4           23.2            17.9         174.7
     Employee separation and relocation
        and other.......................................   60.3              -            48.8          11.5
                                                         ------         ------          ------        ------
     Total.............................................. $678.1         $170.0          $169.5        $678.6
                                                         ======         ======          ======        ======
YEAR ENDED DECEMBER 31, 1993
     Casualty and other claims.......................... $467.6         $157.7          $176.9        $448.4
     Post-retirement and post-employment
        benefit obligations.............................      -          181.9            12.5         169.4
     Employee separation and relocation
        and other.......................................  113.2            2.5            55.4          60.3
                                                         ------         ------          ------        ------
     Total.............................................. $580.8         $342.1          $244.8        $678.1
                                                         ======         ======          ======        ======


                                        EXHIBIT INDEX

        EXHIBITS:
        ---------

            27          Financial Data Schedule