Form 10-K405
period 1997-12-31
UNION PACIFIC RAILROAD CO/DE
filed 1998-03-30
CIK 92259

<COVER 1>

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-K
  (Mark One)
        [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

        For the fiscal year ended December 31, 1997
                                    OR
        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          For the transition period from ___________ to ___________

                        Commission File Number 1-6146


                       UNION PACIFIC RAILROAD COMPANY

           (Exact name of registrant as specified in its charter)

             Delaware                                94-6001323
  (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)                 Identification No.)

     1416 Dodge Street, Omaha, Nebraska                 68179
  (Address of principal executive offices)            (Zip Code)

  The Registrant's telephone number, including area code    (402) 271-5000

  Securities registered pursuant to Section 12(b) of the Act:
                                          Name of each exchange on
           Title of each Class                which registered

  Missouri Pacific Railroad Company              New York Stock
  Exchange, Inc.
    4-1/4% First Mortgage Bonds due 2005
  Missouri Pacific Railroad Company              New York Stock
  Exchange, Inc.
    4-3/4% General Income Mortgage Bonds
    due 2020 and 2030
  Missouri Pacific Railroad Company              New York Stock
  Exchange, Inc.
    5% Debentures due 2045
  Texas and Pacific Railway Company              New York Stock
  Exchange, Inc.
    5% First Mortgage Bonds due 2000
  Missouri-Kansas-Texas Railroad Company         New York Stock
  Exchange, Inc.
    5-1/2% Subordinated Income Debentures
    due 2033
  Securities registered pursuant to
    Section 12(g) of the Act:                    None

<COVER>2

  THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1) (a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X    No
                                  -----    -----
  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ].

  None of the Registrant's voting stock is held by non-affiliates. The Registrant is a wholly-owned subsidiary of Union Pacific Corporation.

  As of March 30, 1998, the Registrant had outstanding 4,465 shares of Common Stock, $10 par value, and 388 shares of Class A Stock, $10 par value.

  DOCUMENTS INCORPORATED BY REFERENCE - None

                             PART I


  Item 1.   Business

  COMPANY: Union Pacific Railroad Company and its subsidiaries (the Company, Registrant or Railroad), a Class I railroad incorporated in Delaware and a wholly-owned subsidiary of Union Pacific Corporation (the Corporation or UPC), together with a number of terminal and bridge companies in which the Company has a minority ownership interest, operate various railroad and railroad-related transportation operations.

  The Company operates the largest rail system in the United States, with approximately 35,000 route miles linking Pacific Coast and Gulf Coast ports to the Midwest and eastern U.S. gateways and providing several north/south corridors to key Mexican gateways. The Railroad serves the western two-thirds of the country and maintains coordinated schedules with other carriers for the handling of freight to and from the Atlantic Coast, the Pacific Coast, the Southeast, the Southwest, Canada and Mexico. Export and import traffic is moved through Gulf Coast and Pacific Coast ports and across the Mexican and (primarily through interline connections) Canadian borders.

  Product Mix - In 1997, the Railroad had operating revenues of nearly $10 billion, approximately 97 percent of which were derived from rail freight operations. The percentages of revenue ton-miles (RTM) and reported rail commodity revenue for major commodities during 1997, 1996 and 1995 were as follows:


                              1997             1996             1995
                         --------------  ---------------  ---------------
                              Commodity        Commodity        Commodity
                         RTM  Revenue    RTM   Revenue    RTM   Revenue
                         --------------  ---------------  ---------------
    (Percent of Total)
  Agricultural Products  15.2%   14.6%   18.0%    16.4%   19.7%    17.6%
  Automotive              3.4     9.8     3.3     10.4     3.2     10.5
  Chemicals              12.2    17.8    12.3     18.0    12.8     19.1
  Energy                 36.1    19.7    39.3     22.0    39.8     21.2
  Industrial Products    17.3    20.3    14.5     17.9    13.3     17.1
  Intermodal             15.8    17.8    12.6     15.3    11.2     14.5
                        -----   -----   -----    -----   -----    -----
      Total             100.0%  100.0%  100.0%   100.0%  100.0%   100.0%
                        =====   =====   =====    =====   =====    =====
  Amount in  Billions   451.8    $9.7   369.7     $7.4   291.6     $6.1
                        =====   =====   =====    =====   =====    =====

  Competition - The Railroad is subject to competition from other railroads, motor carriers and barge operators. The Company's main rail competitor is the

  Burlington Northern Santa Fe Corporation and its rail subsidiary, the Burlington Northern and Santa Fe Railway Company (BNSF), which manages the nation's second largest Class I railroad and operates parallel routes in many of the Company's main traffic corridors. In addition, the Company's operations are conducted in corridors served by other competing railroads and by motor carriers. Motor carrier competition is particularly strong for intermodal traffic. Because of the proximity of the Railroad's routes to major inland and Gulf Coast waterways, barge competition can be particularly pronounced especially for grain and bulk commodities.

  Workforce - Approximately 90% of the Railroad's 52,000 employees are represented by rail unions. Under the conditions imposed by the Surface Transportation Board of the U.S. Department of Transportation
  (STB) in connection with UPC's acquisition of Southern Pacific
  Transportation Corporation (SP or Southern Pacific), labor agreements between the Registrant and the unions must be negotiated before the Southern
  Pacific rail system can be fully integrated into that of the Registrant. To date, the Registrant has successfully reached agreements with the shopcraft, carmen, clerical and maintenance of way unions. The negotiations with the operating crafts are proceeding on schedule, with seven hub-and-spoke agreements currently in place.
  Under the hub-and-spoke concept, train crews are allowed to operate trains on multiple tracks in and out of major rail centers and return to a permanent home terminal, in contrast to traditional labor agreements that only allow train crew members to operate over a single line. The terms of ratified and pending labor agreements are not expected to have a material adverse effect on the Registrant's results of operations. The Registrant expects the remaining agreements to be finalized in 1998.

  INTEGRATION OF SOUTHERN PACIFIC: The Company expects to complete the full integration of the operations of the Registrant and the Southern Pacific rail subsidiaries during 1999. The Company believes that the full implementation of the merger will result in shorter routes, faster transit times, better on-time performance, expanded single-line service and more efficient traffic flow. Some of the key on-going elements of integration are (i) the institution of directional running on parallel tracks in certain corridors to improve average train velocity and allow more traffic to be handled efficiently, (ii) the negotiation and implementation of "hub-and-spoke" labor agreements to allow more efficient use of train crews, (iii) the integration of the computer systems of both companies to improve overall operations and service and (iv) merger-related capital spending to expand capacity
  and improve service, now estimated at $400 million for   1998.

  1997 CONGESTION AND SERVICE ISSUES: In the third quarter of 1997, congestion in and around Houston and the coastal areas of Texas and Louisiana (the Gulf Coast region) began to have a material adverse effect on the Registrant's operations and earnings. System congestion started in the Gulf Coast region and spread throughout the system as the Registrant shifted resources to help mitigate the need for locomotives due to slower average train velocity. The congestion was brought on by, among other things, crew shortages and restricted track access caused by necessary track maintenance on former Southern
  Pacific lines, increased demand, washouts due to severe weather, derailments and congestion at Texas/Mexico gateways. Traffic slowed further as rail yards in the Gulf Coast region filled, slowing access into and out of the yards and forcing trains to be held on sidings.

  Service Recovery Plan - To restore service to acceptable levels, the Registrant announced on October 1, 1997, that it was implementing a Service Recovery Plan (the Plan). The Plan focuses on reducing the number of cars on the system and restoring system velocity, which, in turn, results in more reliable service to customers. Key elements of the Plan include:

                - Power: Bringing more locomotives into the Gulf Coast region through acquisitions, leasing from other railroads and moving locomotives from selected areas of the Registrant's system;

                - People: Engaging in an extensive hiring program, allocating additional managers and operating personnel and revising operating plans to relieve congested terminals and remove trains from congested lines; and

                - Cooperation: Working with customers and other railroads to curtail additional congestion and to provide alternative transportation.

  Recent Actions Under the Plan - Implementation of the Plan has resulted in improvement in the overall operation of the Railroad and has generally eliminated congestion problems outside the Gulf Coast region and the surrounding southeast portion of the Company's rail system (although weather problems have caused intermittent periods of congestion, primarily in the Midwest). However, significant congestion has continued in the Gulf Coast region, which has been aggravated recently by several severe storms and congestion caused by operational problems on Mexican railroad lines south of Laredo, Texas. As discussed below, the Company has announced that it has embargoed most southbound traffic destined for the Laredo gateway to address worsening congestion at that gateway. In connection with its integration with Southern Pacific, the Registrant has implemented (i) Transportation Control System (TCS) in the southeast portion of the Registrant's system, which includes the Gulf Coast region, where the cutover to TCS occurred on December 1, 1997, (ii) directional running from Dexter Junction, Missouri on the north, across Arkansas, western Louisiana and eastern Texas to the Houston and San Antonio areas on the south, beginning on February 1, 1998 and (iii) the "hub-and-spoke" labor agreements in Texas and Arkansas. Although the Company believes that the full implementation of these changes is essential to achieving significant long-term benefits, their implementation also contributed to the persistence of congestion in the affected Gulf Coast region during late 1997 and early 1998.

  In addition to decreased revenues and increased operating costs resulting from the congestion-related slowdown in the Company's traffic, discussed above, certain customers have submitted claims or stated their intention to submit claims to the Company for damages related to delays in shipments. The Company will continue to evaluate the adequacy of its reserves for these claims and expects to add to such reserves as appropriate.

  In order to address the congestion problem and to realize the benefits to the Registrant and its customers of the merger implementation steps outlined above, the Registrant has recently initiated certain actions under the Plan:

                -  Power:  Arranging for the deployment of
                   approximately 200 locomotives in the Gulf Coast region through selective redeployment and short-term leases and loans from other railroads to reduce congestion in yards and remove trains from sidings.

                - People: Continuing its hiring program and redeploying personnel to (i) improve management of certain major terminals, (ii) update TCS information in congested areas to improve operational reliability and (iii) identify empty cars and expedite them to shipper facilities for loading to reduce the number of cars in yards and on sidings.

                - Cooperation: Working with the Registrant's connecting railroads to expedite the interchange of traffic and entering into arrangements with competitors to share tracks and coordinate dispatching. For example, the recent agreement between the Registrant and the BNSF, which, among other things, grants certain trackage rights to the Registrant in the Houston area and provides for joint dispatching of various lines in the Houston area and between Houston and New Orleans.

  On March 24, 1998, the Company announced that it would embargo most southbound traffic destined for the Laredo, Texas gateway commencing Saturday, March 28, 1998, to clear the backlog of cars waiting to cross into Mexico. The embargo applies to grain, chemicals, industrial products and coal, but not finished automobiles, auto parts or intermodal traffic or any northbound traffic through Laredo. The Company is attempting to reroute some of the embargoed traffic through other Company gateways, none of which are subject to the embargo. The Company believes that this embargo is necessary because congestion problems principally within Mexico that affect the Laredo gateway have worsened during recent weeks and are affecting other areas within the southeast region of its system. As of March 26, 1998, there were more than 5,800 cars waiting to move south to Laredo as compared with approximately 3,100 cars, which is considered normal. These car numbers include a small amount of traffic terminating in Laredo. The Company's crossings at Laredo have declined from a daily average of 375 southbound cars in January to 335 cars in February and 305 for the first 24 days of March. Although the Company is unable to predict the duration of the embargo, it currently expects it to last for at least one month.

  The Registrant believes that the steps it is taking to continue the integration of Southern Pacific and implement the Plan (including the limited embargo at the Laredo gateway) will alleviate the congestion and service issues affecting the Registrant and that substantial operational improvement will begin to occur in the near term. The Registrant is also prepared to take additional action, including transferring business to other carriers and arranging other temporary embargos on shipments to allow the Registrant to clear the system, if such actions become necessary. However, the Registrant does not believe that such additional actions are necessary at this time.

  In conjunction with the Plan, the Registrant is engaged in a comprehensive examination of its long-term capital spending program in the areas affected by congestion. The study focuses on further upgrading the Registrant's operations infrastructure in order to keep pace with business growth primarily driven by current and anticipated chemical plant expansion along the Gulf Coast as well as intermodal, automotive, industrial products, grain and Mexico business. The scope of the examination includes all terminal operations, yards, industrial complexes, joint operations, connecting routes and Mexican gateways in the El Paso-New Orleans corridor. The Registrant currently plans to spend more than $570 million on capital projects in Texas and Louisiana in 1998 and 1999. Management remains committed to capital spending to continue capacity expansion on its main lines and in its yards, upgrade and augment equipment to meet customer needs and develop and implement new technology.

  Financial Impact of Congestion - The cost of the congestion-related problems in 1997 was approximately $450 million, after tax, which reflected the combined effects of lost business, higher costs associated with system congestion, and costs associated with implementation of the Plan, alternate transportation and customer claims. Although progress has been made in improving service, the Railroad expects these problems to have an adverse impact on 1998 results, and on February 26, 1998, UPC announced that the problems would likely result in a loss during the first quarter of 1998. In addition, as a result of recent operating losses incurred by the Company and in order to fund its capital programs, the Company has incurred substantial incremental debt since December 31, 1997, and expects to incur significant additional debt during the remainder of
  1998.   The timing of the Company's return to profitability will be determined by how rapidly it is able to eliminate congestion in the Gulf Coast region and at the Laredo gateway, and return to normal operations throughout its system.

  FEDERAL RAILROAD ADMINISTRATION (FRA) REVIEW: The Registrant suffered a number of severe accidents in 1997, although most safety measures for the year improved significantly, with reportable injuries, lost work days and grade crossing accidents all declining in excess of 20%.
  As a result of these accidents in 1997, the FRA reviewed the Registrant's operations and concluded that safety problems at the Registrant were the result of, among other things, a loss of focus on safety, personnel shortages and crew management problems. The FRA made several recommendations, including creating a joint committee of Railroad management, labor and the FRA to review and monitor all aspects of safety, adding an executive position for safety reporting directly to the President of the Railroad, creating a safety hotline
  (direct to the Railroad's President), re-evaluating all existing training programs and increasing the monitoring of train crew performance, crew fatigue and crew scheduling. All such FRA proposals have been implemented by the Railroad. The Railroad has also implemented a guaranteed time-off program for train employees to combat crew fatigue. On February 25, 1998, the FRA released a report stating that it was encouraged by the Registrant's initial progress but requiring the Registrant to submit written safety action plans and indicating that it would continue to monitor the Registrant's operations through site-specific inspections. The FRA has announced its intention to impose fines totaling $131,000 as a result of its review.

  UPC ACQUISITIONS: In April 1995, UPC acquired the remaining 71.6% of Chicago and North Western Transportation Company's (CNW) outstanding common stock not previously owned by UPC for $1.2 billion. Prior to the acquisition, CNW was the nation's eighth largest Class I railroad. In September 1996, UPC completed the acquisition of Southern Pacific after receipt of a favorable decision from the STB regarding the Corporation's acquisition of SP. The aggregate purchase price was $4.1 billion ($2.5 billion in UPC common stock and $1.6 billion in cash funded with borrowings by UPC both of which were subsequently pushed down to the Registrant). Prior to the acquisition, SP was the nation's sixth largest Class I railroad. CNW's rail operations have been completely integrated with the Registrant's rail operations, while the integration of SP's rail operations are continuing with full operational integration expected by the end of 1999.

  LEGAL MERGERS: Since August 1, 1995, the Registrant and its predecessors have been merged with and into several entities (the Legal Mergers) in order to consolidate all of UPC's principal rail operations into one legal entity. The Legal Mergers have been accounted for in a manner similar to a pooling-of-interest combination of entities under common control since all entities involved in the Legal Mergers were direct or indirect wholly-owned subsidiaries of UPC at the date of the Legal Mergers with the surviving entity continuing as such following the Legal Mergers.

  The consolidated financial statements of the Company are presented on a pooled basis' back to the effective date on which the STB approval for common control was granted to the Corporation. As a result, the consolidated financial statements include the results of SP and its rail operating subsidiaries--the Denver and Rio Grande Western Railroad Company (DRGW), SPCSL Corp. (SPCSL), St. Louis and Southwestern
  Railway Company (SSW) and Southern Pacific Transportation Company
  (SPT)--as of October 1, 1996; CNW's rail operating subsidiaries-- Western Railroad Properties, Inc. (WRPI) and Chicago and North Western Railway Company

  (CNWR)--as of May 1, 1995; and Missouri Pacific
  Corporation's rail operating subsidiary--the Missouri Pacific Railroad Company (MPRR)--as of January 1, 1983, the effective dates on which the STB approval for common control was granted to the Corporation for these acquisitions. A detailed description of the Legal Mergers follows:

       On August 1, 1995, WRPI, a wholly-owned, indirect subsidiary of the Corporation following the acquisition of CNW, which operated the sole joint main line (shared with BNSF) out of the Powder River Basin in Wyoming and leased a connector line from UP Leasing Corporation, a wholly-owned subsidiary of the Corporation (UP Leasing), was merged with and into the Registrant's predecessor, Union Pacific Railroad Company, a Utah corporation (UPRR), with UPRR continuing as the surviving entity.

       On October 1, 1995, UP Leasing, which financed the Powder River Basin connector line for WRPI in exchange for monthly rental payments, was merged into UPRR, with UPRR continuing as the surviving entity. In addition, CNWR, a wholly-owned, indirect subsidiary of the Corporation, which was the principal rail subsidiary of CNW, was merged with and into UPRR, with UPRR continuing as the surviving entity (the CNWR Merger). CNWR and UPRR operated as a unified rail system before and after the CNWR Merger.

       On January 1, 1997, MPRR was merged with and into UPRR (the MPRR Merger), with UPRR continuing as the surviving entity. Prior to the MPRR Merger, MPRR was a Class I railroad, which operated as a unified rail system with UPRR and such operations continued following the MPRR Merger.

       On June 30, 1997, DRGW and SPCSL were merged with and into UPRR (the DRGW and SPCSL Mergers), with UPRR continuing as the surviving entity. Immediately prior to the DRGW and SPCSL Mergers, DRGW and SPCSL were wholly-owned, direct subsidiaries of SPT, and UPRR and SPT at that time and immediately thereafter were wholly-owned, indirect subsidiaries of UPC.

       On September 30, 1997, SSW was merged with and into SSW Merger Corp, with SSW Merger Corp continuing as the surviving entity, and immediately thereafter, SSW Merger Corp was merged with and into UPRR (collectively, the SSW Merger), with UPRR continuing as the surviving entity. Immediately prior to the SSW Merger, SSW was a direct subsidiary of SPT, and UPRR and SPT were at that time and immediately thereafter wholly-owned, indirect subsidiaries of the Corporation.

       On February 1, 1998, UPRR was merged with and into SPT, a Delaware corporation and the principal SP rail affiliate (the SPT Merger), with SPT continuing as the surviving corporation and changing its name to "Union Pacific Railroad Company" immediately following the SPT Merger and thereby creating the current Registrant. Immediately prior to the SPT Merger, SPT and UPRR were wholly-owned, indirect subsidiaries of UPC. UPRR and SPT operated as a unified system before and after the SPT Merger.

  SIGNIFICANT INVESTMENTS: In June 1997, the Railroad and a consortium of partners were granted a 50-year concession for the Pacific-North and Chihuahua Pacific rail lines in Mexico and a 25% stake in the Mexico City Terminal Company at an aggregate price of $525 million. The Railroad holds a 13% ownership share in the consortium and has accounted for its interest by the equity method. The consortium assumed operational control of both lines in February 1998.

  GOVERNMENTAL REGULATION: The Registrant's operations are currently subject to a variety of Federal, state and local regulations. The Railroad is subject to the regulatory jurisdiction of the STB, FRA and other Federal and state agencies. The STB has jurisdiction over rates charged on certain regulated rail traffic; freight car compensation; transfer, extension or abandonment of rail lines; and acquisition of control of rail and motor carriers by rail common carriers. Other Federal agencies have jurisdiction over safety, movement of hazardous materials, movement and disposal of hazardous waste and equipment standards. Various state and local agencies have jurisdiction over disposal of hazardous wastes and seek to regulate movement of hazardous materials (see also Item 3. Legal Proceedings).

  ENVIRONMENTAL REGULATION: The Railroad is subject to various environmental statutes and regulations, including the Resource
  Conservation and Recovery Act (RCRA), the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), and the Clean Air Act (CAA).

  RCRA applies to hazardous waste generators and transporters, as well as to persons engaged in treatment and disposal of hazardous waste, and specifies standards for storage areas, treatment units and land disposal units. All generators of hazardous waste are required to label shipments in accordance with detailed regulations and to prepare a detailed manifest identifying the material and stating its destination before waste can be released for offsite transport. The transporter must deliver the hazardous waste in accordance with the manifest and only to a treatment, storage or disposal facility qualified for RCRA interim status or having a final RCRA permit.

  The Environmental Protection Agency (EPA) regulations under RCRA have established a comprehensive system for the management of hazardous waste. These regulations identify a wide range of industrial by-products and residues as hazardous waste, and specify requirements for "cradle-to-grave" management of such waste from the time of generation through the time of disposal and beyond. States that have adopted hazardous waste management programs with standards at least as stringent as those promulgated by the EPA may be authorized by the EPA to administer all or part of RCRA on behalf of the EPA.

  CERCLA was designed to establish a strategy for cleaning up facilities at which hazardous waste or other hazardous substances have created actual or potential environmental hazards. The EPA has designated certain facilities as requiring cleanup or further assessment. Among other things, CERCLA authorizes the Federal government either to clean up such facilities itself or to order persons responsible for the situation to do so. The act created a multi-billion dollar fund to be used by the Federal government to pay for such cleanup efforts. In the event the Federal government pays for such clean-up, it will seek reimbursement from private parties upon which CERCLA imposes liability.

  CERCLA imposes strict liability on the owners and operators of facilities in which hazardous waste and other hazardous substances are deposited or from which they are released or are likely to be released into the environment. It also imposes strict liability on the generators of such waste, and the transporters of the waste who select the disposal or treatment sites. Liability may include cleanup costs incurred by third persons and damage to publicly-owned natural resources. The Registrant is subject to potential liability under CERCLA as a generator and/or a transporter of hazardous waste. Some states have enacted, and other states are considering enacting, legislation similar to CERCLA. Certain provisions of these acts are more stringent than CERCLA. States that have passed such legislation are currently active in designating more facilities as requiring cleanup and further assessment.

  The operations of the Registrant are subject to the requirements of the CAA. The 1990 amendments to the CAA include a provision under Title V requiring that certain facilities obtain operating permits. EPA regulations require all states to develop Federally-approvable permit programs. Affected facilities must submit air operating permit applications to the respective states within one year of the EPA's approval of the state programs. Certain of the Registrant's facilities may be required to obtain such permits. In addition, in December 1997, the EPA issued final regulations which require that most locomotives purchased or remanufactured after 1999 or 2000 meet certain stringent emissions criteria. While the cost of meeting these requirements may be significant, expenditures are not expected to have a material adverse affect on the Registrant's financial condition or results of operations.

  The Registrant is also subject to other laws protecting the environment, including permit requirements for wastewater discharges pursuant to the National Pollutant Discharge Elimination System and storm-water runoff regulations under the Federal Water Pollution Control Act.

  CAUTIONARY INFORMATION: Certain information included in this report contains, and other materials filed or to be filed by the Registrant with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Registrant) contain or will contain, forward-looking statements within the meaning of the Securities Act of

  1933, as amended, and the Securities Exchange Act of 1934, as amended. Such forward-looking information may include, without limitation, statements that the Registrant does not expect that lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or other matters will have a material adverse effect on its consolidated financial condition, results of operations or liquidity and other similar expressions concerning matters that are not historical facts, and projections or predictions as to the Registrant's financial or operational results. Such forward-looking information is or will be based on information available at that time and is or will be subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to, whether the Registrant is fully successful in overcoming its congestion-related problems and implementing its Service Recovery Plan and other financial and operational initiatives, industry competition and regulatory developments, natural events such as floods and earthquakes, the effects of adverse general economic conditions, fuel prices, labor strikes, the impact of year 2000 systems problems, and the ultimate outcome of shipper claims related to congestion, environmental investigations or proceedings and other types of claims and litigation.

  Item 2.        Properties

  OPERATING EQUIPMENT: At December 31, 1997, the Railroad owned or leased from others 6,966 locomotives, 118,607 freight cars and 10,045 units of work equipment. Substantially all railway equipment secures various outstanding equipment obligations.

  RAIL PROPERTY: The Railroad operates approximately 35,000 miles of track, including 27,400 miles of main line and 7,500 miles of branch line. Approximately 13 percent of the main line track consists of trackage rights over track owned by others. A substantial portion of the right-of-way and track is subject to one or more mortgages.

  Item 3.        Legal Proceedings

  SOUTHERN PACIFIC ACQUISITION: As previously reported, various appeals have been filed with respect to the STB's August 12, 1996 decision
  (the Decision) approving the acquisition of control of Southern
  Pacific by the Corporation.  All of the appeals have been consolidated in the U.S. Court of Appeals for the District of Columbia Circuit. On April 23, 1997, the City of Wichita and Sedgwick County, Kansas, moved to withdraw their petition for review, and the Court granted their motion on April 30, 1997.  On August 11, 1997, the Court established a briefing schedule under which briefs for petitioners and supporting intervenors were due on October 10, 1997; the brief for respondents was due December 9, 1997; briefs for intervenors supporting respondents were due December 30, 1997; and reply briefs were due
  January 20, 1998.  On August 18, 1997, Geneva Steel Company moved to withdraw its petitions for review, and the Court granted its motion on September 8, 1997. On October 3, 1997, the Corporation and its affiliates moved to dismiss their petitions for review and the Court
  granted their motion on October 7, 1997.   On October 6, 1997, Kansas
  City Southern Railway Company (KCS) moved to dismiss its petitions for review; on October 7, 1997, Texas Mexican Railway Company (Tex Mex) moved to dismiss its petition for review; and on October 10, 1997, the United Transportation Union-General Committee of Adjustment (GO 401) moved to dismiss its petition for review. The Court granted these motions on October 22, 1997. The Registrant believes that it is unlikely that the disposition of the remaining appeals will have an adverse material impact on its consolidated financial condition or its results of operations.

  On May 7, 1997, the STB served a decision commencing the first annual proceeding to implement the oversight condition it had imposed in the Decision. The Corporation and its affiliates, and the BNSF, filed reports required by the STB on July 1, 1997. BNSF and other parties filed comments on August 1, 1997. The Corporation and its affiliates, and others, filed replies on August 20, 1997. On October 27, 1997, the STB served a decision containing its findings and recommendations based on the record compiled in the first oversight proceeding. The STB concluded that the merger, as conditioned, had thus far not caused any substantial competitive harm, and it rejected various requested adjustments to the merger conditions. The STB ordered the Corporation and BNSF to continue to report quarterly on merger implementation, and to provide a comprehensive summary presentation in the progress reports due on July 1, 1998. The STB order requires interested parties to file comments concerning the next annual oversight proceeding on August 14, 1998, and replies are due September 1, 1998 (see also Rail Service Proceedings below).

  SHIPPER CLAIMS: Certain customers have submitted claims or stated their intention to submit claims to the Registrant for damages related to shipments delayed as a result of congestion problems, and certain customers have filed lawsuits seeking relief related to such delays. The nature of the damages sought by claimants includes, but is not limited to, contractual liquidated damages, freight loss or damage, alternative transportation charges, additional production costs, lost business and lost profits. In addition, some customers have asserted that they have the right to cancel contracts as a result of alleged material breaches of such contracts by Registrant. While the Company does not believe that such claims will have a material adverse effect on its consolidated financial condition, it is not possible to determine fully the effects of all asserted and unasserted claims. As the congestion problems continue, the Company expects additional claims by shippers. The Company will continue to evaluate the adequacy of its reserves for claims and expects to add to such reserves as appropriate.

  RAIL SERVICE PROCEEDINGS:   On October 2, 1997, the STB initiated a
  proceeding to investigate rail service problems in the western United States. On October 31, 1997, the STB issued an emergency service order that, among other things, (i) allows Texas Mexican Railway Company (Tex Mex) and, following a subsequent expansion of the order, BNSF to divert some traffic from the Registrant in order to reduce congestion on the Registrant's lines in Houston, Texas, (ii) directs the Registrant to suspend rail transportation service contract obligations of certain shippers at Houston that wish to route shipments over the Tex Mex system instead of the Registrant during the period of the service order and (iii) requires the Registrant to report to the STB weekly regarding service statistics. The emergency order was extended and expanded in certain respects on December 4, 1997 and again on February 25, 1998, when the STB, citing the gravity of the Registrant's congestion problems and characterizing them as "not yet close to being resolved", extended the duration of the emergency service order until August 2, 1998, the maximum period allowable under the law for the original order, and ordered the Registrant to augment its reporting on service issues and proposed infrastructure improvements for the Houston, Texas area.

  In the rail service proceedings, the STB rejected proposals by various parties for additional emergency measures. For example, the Railroad Commission of Texas (the "RTC") submitted proposals to the STB under which the Registrant would be required, among other things, to transfer certain lines in the Gulf Coast region to Tex Mex or a Houston terminal railroad. On February 17, 1998, the STB served an order declining to reconsider its denial of the RTC's proposals. Tex Mex and KCS have filed a petition for similar relief in the UP/SP merger oversight proceeding, and the Corporation and the Registrant have opposed that petition as being unsupported by any evidence and without merit.

  KCS and Tex Mex have also filed petitions with the STB challenging actions taken by the Registrant and BNSF to rationalize the operations of the Houston Belt & Terminal Railway Company (HBT), of which the Registrant and BNSF each owns 50 percent. The Registrant, BNSF and HBT have opposed those petitions.

  If continued implementation of financial and operational initiatives undertaken by the Company ultimately proves unsuccessful in alleviating the congestion and related service problems experienced by the Registrant, certain parties may request the STB to order the Registrant to take additional actions including, among other things, further diversions of traffic or the transfer of certain the Registrant's rail lines or other facilities to other railroads. While the Company believes that it is unlikely, there can be no assurance that one or more of such proposals, or proposals seeking similar relief might not be approved in some form, particularly if the Registrant is not successful in resolving its congestion problems in the Gulf Coast region within a reasonable period. In addition, if the congestion problems persist, the STB may institute a new proceeding at the end of the current one in light of developments concerning the Registrant's operations in 1998.

  BOTTLENECK PROCEEDINGS: As previously reported, on August 27, 1996, the STB initiated a proceeding asking for arguments and evidence on the issue of whether it should modify its existing regulations regarding the prescription of, and challenge to, rates for rail service involving a segment that it served by only one railroad between an interchange point and an exclusively-served shipper facility (i.e., a bottleneck segment). The STB proceeding also referred to pending motions to dismiss three individual complaint proceedings filed by shippers challenging a class rate charged for the movement of coal, two of which named the Registrant and SPT as a party thereto. Neither complaint proceeding individually involved a significant exposure for reparations. However, if existing regulation of bottleneck movements were changed, future revenue from such movements, including those covered by the complaint proceedings, could be substantially reduced. On December 31, 1996, the STB served a decision which generally reaffirmed earlier rulings regarding a rail carrier's obligation to provide rates for bottleneck segments and assured the right of rail carriers to differentially price traffic.
  It also dismissed the two complaint proceedings in which the Registrant and SPT were defendants. On April 30, 1997, the STB served a decision generally declining to reconsider its December 31, 1996 decision, but clarifying that in certain circumstances a "bottleneck" destination carrier that does not serve the origin for a traffic movement may be required to provide a separately-challengeable common carrier rate for the "bottleneck" portion of the movement. The STB decisions are pending on appeal before the Eighth Circuit Court of Appeals.

  RAIL ACCESS AND COMPETITION: By order served February 20, 1998, the STB indicated that, in response to a Congressional request, it was commencing a review of rail access and competition issues and would hold a hearing in April 1998 concerning those issues. In previous proceedings, the STB and its predecessor, the Interstate Commerce Commission, have rejected various proposals for "open access" or changes in the regulation of rates and routes allegedly aimed at increasing rail competition, concluding that such proposals are outside the statutory authority of the agency. The railroads have presented evidence in those proceedings that such measures would in fact diminish competition, and would seriously harm the industry's ability to sustain necessary investments and earn an adequate return. The Registrant does not believe the STB is likely to change its previous interpretations of present law. However, should Congress adopt "open access" measures such as universal trackage rights to allow multiple railroads to serve shipper facilities that are presently served by one railroad or purportedly competition-enhancing changes in rate and route regulation, the adverse effect on the Registrant and other railroads could be material.

  FRA REVIEW: As a result of a number of accidents in 1997, the Company's operations were reviewed by the FRA. Following its review, the FRA made several recommendations which have been implemented by the Company and continues to monitor the Company's operations through site-specific inspections (see also "Item 1. Business - Federal Railroad Administration (FRA) Review").

  SHAREHOLDER LITIGATION: The Corporation and certain of its officers and directors who are also officers and directors of the Registrant are currently defendants in two purported class action securities lawsuits, and certain current and former officers and directors of the Corporation and the Registrant are currently defendants in a purported derivative action filed on behalf of the Corporation. The class action suits allege, among other things, that management failed to properly disclose the Registrant's service and safety problems and thereby issued materially false and misleading statements concerning the merger with Southern Pacific and the safe, efficient operation of the Registrant's rail network. The derivative action alleges, among other things, that the named current and former directors breached their fiduciary duties to the Corporation by approving the mergers of Southern Pacific and CNW into the Corporation without ensuring that the Corporation or the Registrant had adequate systems in place to effectively integrate those companies into the operations of the Corporation and the Registrant. These lawsuits were filed in late 1997 in the Federal District Court for the Northern District of Texas and seek to recover unspecified amounts of damages. The Corporation and the Registrant believe that these claims are without merit and intends to defend them vigorously.

  ENVIRONMENTAL MATTERS: The EPA has brought a civil action against certain subsidiaries of Southern Pacific which have been merged into the Registrant, in the U.S. District Court for the District of Colorado alleging violation of the Clean Water Act and the Oil Pollution Act. The complaint identifies seven incidents involving the alleged release of hazardous substances into the waters of the United States and seeks civil penalties of $25,000 per day and unspecified injunctive relief to prevent future violations. The incidents are all related to derailments dating back to 1992 and include six incidents in which the alleged releases were from ruptured locomotive fuel tanks and one incident in 1996 involving an alleged release of sulfuric acid near the Tennessee Pass.

  In July 1995, the Butte County (Oroville, California) District Attorney advised that a civil penalty action would be filed against the Registrant for violations resulting from a derailment and spill of diesel fuel into the Feather River in Peo, California on April 14, 1995. In late July, the California Regional Water Quality Control Board also filed a separate penalty action seeking $40,000 for the same incident. This latter action was settled for $40,000. In 1996, the District Attorney and California Department of Fish and Game asserted claims for natural resource damages and penalties which could exceed $100,000.

  The Corporation and its affiliates (including the Registrant) have received notices from the EPA and state environmental agencies alleging that they are or may be liable under certain Federal or state environmental laws for remediation costs at various sites throughout the United States, including sites which are on the Superfund National Priorities List or state superfund lists. Although specific claims have been made by the EPA and state regulators with respect to some of these sites, the ultimate impact of these proceedings and suits by third parties cannot be predicted at this time because of the number of potentially responsible parties involved, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites and/or the speculative nature of remediation costs. Nevertheless, at many of the superfund sites, the Registrant believes it will have little or no exposure because no liability should be imposed under applicable law, one or more other financially able parties generated all or most of the contamination, or a settlement of the Registrant's exposure has been reached although regulatory proceedings at the sites involved have not been formally terminated. Additional information on the Registrant's potential environmental costs is set forth under Note 10 to the Registrant's financial statements on pages F-22 through F-23.

  Item 4. Submission of Matters to a Vote of Security Holders

          Omitted in accordance with General Instruction I of Form 10-K.


                                 PART II


  Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters

           All of the Common Stock and Class A Stock of the Company is owned by the Corporation or a wholly-owned indirect subsidiary of the Corporation. Accordingly, there is no market for the Company's Common and Class A Stock. Dividends on the Company's Common Stock, which are paid on a quarterly basis, totaled $420 million in 1997 (dividends also included $29 million of asset transfers between the Company and UPC), $400 million in 1996 (dividends also included $1,241 million of dividends to UPC associated with the Legal Mergers) and $331 million in 1995 (dividends also included $105 million of asset transfers between UPC and the Company--see Notes 2, 6 and 8 to the Financial Statements for a discussion of dividend restrictions on the Common Stock and Class A Stock).

           As a result of the SPT Merger, all of the outstanding capital shares of UPRR, which consisted of 62,220,244 shares of UPRR Common Stock, par value $10.00 per share, 5,410,456 shares of UPRR Class A Stock, par value $10.00 per share, 4,829 UPRR Redeemable Preference Shares (Series A), initial par value $10,000 per share, and 436 shares of UPRR Redeemable Preference Shares (Series B), initial par value $10,000 per share, were converted into 5,888 shares of Common Stock, $10.00 par value per share, of the Company (the Company's Common Stock), 512 shares of Class A Stock, $10.00 par value per share, of the Company (the Company's Class A Stock), 4,829 Redeemable Preference Shares (Series A), initial par value $10,000 per share, of the Company (the Company's Series A Preference Shares), and 436 Redeemable

           Preference Shares (Series B),
           initial par value $10,000 per share, of the Company (the Company's Series B Preference Shares), respectively. In addition, in connection with the SPT Merger, the 1,350 shares of SPT Common Stock owned by SP immediately prior to the Merger were converted into 1,242 shares of the Company's Common Stock and 108 shares of the Company's Class A Stock.

  Item 6.  Selected Financial Data

           Omitted in accordance with General Instruction I of Form 10-K.

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

           Omitted in accordance with General Instruction I of Form 10-K. In lieu thereof, a narrative analysis is presented beginning on Page F-25.

  Item 7A. Quantitative and Qualitative Disclosures About Market Risk

           Disclosure concerning market risk-sensitive instruments is set forth in Note 4 to the Financial Statements, pages F-13 and F-14 herein.

  Item 8.  Financial Statements and Supplementary Data

           The financial statements and supplementary information related thereto, listed on the Index to Financial
           Statements, are provided on pages F-1 through F-37 herein.

  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           None.


                                  PART III


  Item 10. Directors and Executive Officers of the Registrant

           Omitted in accordance with General Instruction I of Form 10-K.

  Item 11. Executive Compensation

           Omitted in accordance with General Instruction I of Form 10-K.

  Item 12. Security Ownership of Certain Beneficial Owners and Management

           Omitted in accordance with General Instruction I of Form 10-K.

  Item 13. Certain Relationships and Related Transactions

           Omitted in accordance with General Instruction I of Form 10-K.



                                    PART IV


  Item 14. Exhibits, Financial Statement Schedules and Reports on Form
           8-K

          (a) (1) and (2) Financial Statements and Schedules
              See Index to Financial Statements.

          (a) (3) Exhibits
              2(a) Agreement and Plan of Merger, dated as of November 21, 1996, between UPRR and MPRR, is incorporated by reference to Exhibit 2 to UPRR's Current Report on Form 8-K dated January 16, 1997.

                    2(b) Agreement and Plan of Merger, dated as of January 29, 1998, between UPRR and SPT is incorporated by reference to Exhibit 2 to the Registrant's
                    Current Report on Form 8-K dated February 13, 1998.

                    3(a) Amended Certificate of Incorporation of the Registrant, effective as of February 1, 1998, is incorporated herein by reference to
                    Exhibit 3.1 to the Registrant's Current
                    Report on Form 8-K dated February 13, 1998.

              3(b)  By-Laws of the Registrant, as amended
                    effective as of February 1, 1998, are
                    incorporated herein by reference to Exhibit
                    3.2 to the Registrant's Current Report on
                    Form 8-K dated February 13, 1998.

              4 Pursuant to various indentures and other agreements, the Registrant has issued long-term debt; however, no such agreement has securities or obligations covered thereby which exceed 10% of the Registrant's total consolidated assets. The Registrant agrees to furnish the Commission with a copy of any such indenture or agreement upon request by the Commission.

             10(a)  Amended and Restated Anschutz Shareholders
                    Agreement, dated as of July 12, 1996, among UPC, UPRR, The Anschutz

                    Corporation (TAC),
                    Anschutz Foundation (the Foundation), and Mr. Philip F. Anschutz (Mr. Anschutz), is incorporated herein by reference to Annex D to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to UPC's Registration Statement on Form S-4 (No. 33-64707).

             10(b)  Amended and Restated MSLEF Shareholder
                    Agreement, dated as of July 12, 1996, between UPC and The Morgan Stanley Leveraged Equity
                    Fund II, L.P., is incorporated herein by reference to Annex E to the Joint Proxy
                    Statement/Prospectus included in Post-
                    Effective Amendment No. 2 to UPC's
                    Registration Statement on Form S-4 (No. 33-64707).

             10(c)  Amended and Restated Parent Shareholders
                    Agreement, dated as of July 12, 1996, among UPC, Union Pacific Merger Co. (UP Merger) and
                    SP is incorporated herein by reference to Annex F to the Joint Proxy
                    Statement/Prospectus included in Post-Effective Amendment No. 2 to UPC's Registration Statement on Form S-4
                    (No. 33-64707).

             10(d)  Amended and Restated Anschutz/Spinco
                    Shareholders Agreement, dated as of July 12,
                    1996, among Union Pacific Resources Group
                    Inc. (Resources), TAC, the Foundation and Mr. Anschutz is incorporated herein by reference to Annex G to the Joint Proxy
                    Statement/Prospectus included in Post-
                    Effective Amendment No. 2 to UPC's
                    Registration Statement on Form S-4 (No. 33-64707).

             10(e)  Amended and Restated Registration Rights
                    Agreement, dated as of July 12, 1996, among UPC, TAC, and the Foundation is incorporated herein by reference to Annex H to the Joint
                    Proxy Statement/Prospectus included in Post-
                    Effective Amendment No. 2 to UPC's
                    Registration Statement on Form S-4 (No. 33-64707).

             10(f) Amended and Restated Registration Rights Agreement, dated as of July 12, 1996, among Resources, TAC, and the Foundation is incorporated herein by reference to Annex I to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to UPC's Registration Statement on Form S-4 (No. 33-64707).

             10(g)  Amended and Restated Registration Rights
                    Agreement, dated as of July 12, 1996, among UPC, UP Holding Company, Inc., UP Merger and
                    SP is incorporated herein by reference to Annex J to the Joint Proxy
                    Statement/Prospectus included in Post-
                    Effective Amendment No. 2 to UPC's
                    Registration Statement on Form S-4 (No. 33-64707).

             10(h) Agreement, dated September 25, 1995, among UPC, the Registrant, MPRR and SP, SPT, D&RGW, SLSRC and SPCSL, on the one hand, and Burlington Northern Railroad Company (BN) and The Atchison, Topeka and Santa Fe Railway Company (Santa Fe), on the other hand, is incorporated by reference to Exhibit 10.11 to UPC's Registration Statement on Form S-4 (No. 33-64707).

             10(i) Supplemental Agreement, dated November 18, 1995, between UPC, UPRR, MPRR and SP, SPT, D&RGW, SLSRC and SPCSL, on the one hand, and BN and Santa Fe, on the other hand, is incorporated herein by reference to Exhibit
                    10.12 to UPC's Registration Statement on Form S-4 (No. 33-64707).

             12     Ratio of Earnings to Fixed Charges

             24     Powers of Attorney

             27     Financial Data Schedule

    (b)  Reports on Form 8-K
         On November 17, 1997, UPRR filed a Current Report on Form 8-K regarding the service situation and estimated financial impact of the service recovery effort.

         On February 13, 1998, the Registrant filed a Current Report on Form 8-K as a result of the merger of Union Pacific Railroad Company, a Utah corporation, into SPT, and in the Report indicated its intention to file the historic and pro forma financial information required by that Form by amendment on or prior to April 17, 1998. The financial information set forth in this Annual Report on Form 10-K is substantially similar to the financial information required by Form 8-K. Therefore, pursuant to General Instruction B.3 of Form 8-K, the Registrant is not required to file any further information by amendment to its February 13, 1998 Form 8-K Report.

                              SIGNATURES



  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 30th day of March, 1998.


                       UNION PACIFIC RAILROAD COMPANY


                       By  /s/ Richard K. Davidson
                           -----------------------
                       Richard K. Davidson,
                       Chairman, Chief Executive Officer and Director


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, on this 30th day of March, by the following persons on behalf of the Registrant and in the capacities indicated.


                       By  /s/ Richard K. Davidson
                           -----------------------
                       Richard K. Davidson,
                       Chairman, Chief Executive Officer and Director


                           /s/ L. White Matthews, III
                           --------------------------
                       L. White Matthews, III,
                       Chief Financial Officer and Director


                           /s/ John J. Koraleski
                           ---------------------
                       John J. Koraleski,
                       Executive Vice President-Finance


                           /s/ Joseph E. O'Connor, Jr.
                           ---------------------------
                       Joseph E. O'Connor, Jr.,
                       Chief Accounting Officer

  DIRECTORS:

  Philip F. Anschutz*                   Judith Richards Hope*



  Robert P. Bauman*                     Richard J. Mahoney*



  Richard B. Cheney*                    John R. Meyer*



  E. Virgil Conway*                     Thomas A. Reynolds, Jr.*



  Spencer F. Eccles*                    James D. Robinson, III*



  Elbridge T. Gerry, Jr.*               Richard D. Simmons*



  William H. Gray, III*


  * By /s/ Thomas E. Whitaker
       ----------------------
      (Thomas E. Whitaker, Attorney-in-fact)


       F-1 FINANCIAL STATEMENT INDEX


UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

                 INDEX TO FINANCIAL STATEMENTS





                                                                  Page

Independent Auditors' Report...............................        F-2

Financial Statements:

Statement of Consolidated Financial Position -
At December 31, 1997 and 1996...............................    F-3 - F-4

Statement of Consolidated Income and Retained
Earnings - For the Years Ended December 31, 1997,
1996 and 1995...............................................       F-5

Statement of Consolidated Cash Flows - For the Years
Ended December 31, 1997, 1996 and 1995......................       F-6

Accounting Policies.........................................       F-7

Notes to Consolidated Financial Statements..................    F-8 - F-24

Management's Narrative Analysis of the Results of Operations   F-25 - F-37


Schedules are omitted because they are not applicable or the required information is set forth in the financial statements referred to above.

 INDEPENDENT AUDITORS' REPORT

 To the Board of Directors
 Union Pacific Railroad Company
 Omaha, Nebraska


 We have audited the accompanying statement of consolidated financial position of Union Pacific Railroad Company (a wholly-owned subsidiary of Union Pacific Corporation) and subsidiary companies as of December 31, 1997 and 1996, and the related statements of consolidated income and retained earnings and of consolidated cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Union Pacific Railroad Company and subsidiary companies at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



 /s/ DELOITTE & TOUCHE LLP
 -------------------------
 Deloitte & Touche LLP

 Omaha, Nebraska
 January 22, 1998

 UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

          STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                   December 31, 1997 and 1996
                     (Millions of Dollars)

                             ASSETS


                                                   1997              1996
 Current Assets:
  Cash and temporary investments . . . . .      $    50           $    76
  Accounts receivable - net (Note 4) . . .          456               384
  Income tax receivable. . . . . . . . . .           28                 -
  Materials and supplies . . . . . . . . .          288               295
  Other current assets (Note 5). . . . . .          223               272
                                                -------           -------
     Total Current Assets  . . . . . . . .        1,045             1,027
                                                -------           -------
 Investments:
  Investments in and advances to
   affiliated companies (Note 2) . . . . .          595               565
  Other investments  . . . . . . . . . . .           29                46
                                                -------           -------
     Total Investments . . . . . . . . . .          624               611
                                                -------           -------

 Properties, at cost (Notes 6 and 7):
  Road and other . . . . . . . . . . . . .       23,610            22,664
  Equipment  . . . . . . . . . . . . . . .        7,084             6,573
                                                -------           -------
     Total Properties  . . . . . . . . . .       30,694            29,237
  Less accumulated depreciation and
     amortization  . . . . . . . . . . . .        5,208             4,732
                                                -------           -------
     Properties - Net  . . . . . . . . . .       25,486            24,505
                                                -------           -------
 Other Assets  . . . . . . . . . . . . . .           92               151
                                                -------           -------
     Total Assets  . . . . . . . . . . . .      $27,247           $26,294
                                                =======           =======

 The accompanying accounting policies and notes to consolidated financial statements are an integral part of these statements.

 UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

          STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                   December 31, 1997 and 1996
                     (Millions of Dollars)

               LIABILITIES AND STOCKHOLDER'S EQUITY

                                                   1997              1996
 Current Liabilities:
  Accounts payable . . . . . . . . . . . .      $   660           $   445
  Accrued wages and vacation . . . . . . .          382               392
  Taxes payable  . . . . . . . . . . . . .          263               286
  Casualty and other reserves. . . . . . .          364               439
  Debt due within one year (Note 6)  . . .          229               124
  Other current liabilities  . . . . . . .          869               919
                                                -------           -------
     Total Current Liabilities . . . . . .        2,767             2,605
                                                -------           -------
 Debt Due After One Year (Notes 6 and 7) .        2,361             2,526
                                                -------           -------
 Deferred Income Taxes (Note 5)  . . . . .        6,698             6,322
                                                -------           -------
 Retiree Benefit Obligations (Note 9). . .          749               563
                                                -------           -------
 Due to UPC Long-Term (Note 2) . . . . . .        3,993             3,555
                                                -------           -------
 Other Liabilities (Note 10) . . . . . . .        1,758             2,001
                                                -------           -------
 Redeemable Preference Shares. . . . . . .           29                38
  Series A, $10,000 par value; 4,829 shares     -------           -------
     outstanding as of merger date
  Series B, $10,000 par value; 436 shares
     outstanding as of merger date

 Stockholder's Equity (Notes 2 and 8):
  Common stock - $10.00 par value; 9,200 shares
     authorized and 4,465 outstanding as of the
     merger date . . . . . . . . . . . . .            -                 -
  Class A stock - $10.00 par value; 800 shares
     authorized and 388 outstanding as of the
     merger date . . . . . . . . . . . . .            -                 -
  Capital surplus  . . . . . . . . . . . .        4,782             4,745
  Retained earnings  . . . . . . . . . . .        4,110             3,939
                                                -------           -------
     Total Stockholder's Equity  . . . . .        8,892             8,684
                                                -------           -------
     Total Liabilities and Stockholder's
        Equity . . . . . . . . . . . . . .      $27,247           $26,294
                                                =======           =======

The accompanying accounting policies and notes to consolidated financial statements are an integral part of these statements.

UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

     STATEMENT OF CONSOLIDATED INCOME AND RETAINED EARNINGS
      For The Years Ended December 31, 1997, 1996 and 1995
                     (Millions of Dollars)


                                           1997       1996      1995

 Operating Revenues (Note 2) . . .       $9,981    $ 7,680    $6,326
                                         ------    -------    ------
 Operating Expenses:
  Salaries, wages and employee benefits
  (Note 9) . . . . . . . . . . . .        3,467      2,502     2,064
  Equipment and other rents  . . .        1,309        857       669
  Fuel and utilities . . . . . . .          987        725       514
  Depreciation, amortization and
  retirements. . . . . . . . . . .          972        686       568
  Purchased services . . . . . . .          607        404       325
  Materials and supplies . . . . .          515        418       326
  Other costs. . . . . . . . . . .          871        486       476
                                         ------    -------    ------
    Total. . . . . . . . . . . . .        8,728      6,078     4,942
                                         ------    -------    ------
 Operating Income. . . . . . . . .        1,253      1,602     1,384
 Other Income - Net (Note 11). . .          172        138       120
 Interest Expense (Notes 2, 3, 4 and 6)    (473)      (323)     (194)
                                         ------    -------    ------
 Income Before Income Taxes. . . .          952      1,417     1,310
 Income Taxes (Note 5) . . . . . .          332        477       443
                                         ------    -------    ------
  Net Income . . . . . . . . . . .       $  620    $   940    $  867
                                         ======    =======    ======
Retained Earnings:
Beginning of year. . . . . . . . .       $3,939    $ 4,640    $4,000
  Net income . . . . . . . . . . .          620        940       867
  Dividends to parent (Note 2) . .         (449)    (1,641)     (227)
                                         ------    -------    ------
    End of Year. . . . . . . . . .       $4,110    $ 3,939    $4,640
                                         ======    =======    ======

The accompanying accounting policies and notes to consolidated financial statements are an integral part of these statements.

  UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

              STATEMENT OF CONSOLIDATED CASH FLOWS
      For The Years Ended December 31, 1997, 1996 and 1995

                                                  (Millions of Dollars)

                                                  1997      1996      1995

 Net Income. . . . . . . . . . . .             $   620   $   940   $   867
 Non-Cash Charges to Income:
  Depreciation, amortization and
     retirements . . . . . . . . .                 972       686       568
  Deferred income taxes. . . . . .                 336       236       175
  Other, net . . . . . . . . . . .                (287)     (167)     (455)
 Changes in current assets and liabilities         118        72       331
                                               -------   -------   -------
     Cash from Operations. . . . .               1,759     1,767     1,486
                                               -------   -------   -------
 Investing Activities:
  Capital investments. . . . . . .              (2,035)   (1,339)     (970)
  SP acquisition (Note 2). . . . .                   -      (586)     (976)
  CNW acquisition. . . . . . . . .                   -         -    (1,155)
  Other investing activities . . .                 265       233       129
                                               -------   -------   -------
     Cash Used for Investing Activities         (1,770)   (1,692)   (2,972)
                                               -------   -------   -------
 Financing Activities:
  Cash dividends paid to parent (Note 2)          (420)   (1,000)     (331)
  Financings . . . . . . . . . . .                 180       422        86
  Debt repaid. . . . . . . . . . .                (210)     (908)   (1,148)
  Advances, net (Note 2) . . . . .                 438       910     2,852
  Proceeds from sale of stock (Note 2).              -       600         -
  Other. . . . . . . . . . . . . .                  (3)      (39)       35
                                               -------   -------   -------
     Cash Provided by (Used in) Financing
        Activities . . . . . . . .                 (15)      (15)    1,494
                                               -------   -------   -------
     Change in Cash and Temporary
        Investments (Note 13). . .             $   (26)  $    60   $     8
                                               =======   =======   =======

 Changes in Current Assets and Liabilities (omitting working capital generated by the 1996 SPT Merger and the 1995 CNWR Merger see Note 2):

  Accounts receivable. . . . . . . . . . . . . $   (72)  $   122   $    28
  Materials and supplies . . . . . . . . . . .       7        12       (26)
  Other current assets . . . . . . . . . . . .      21        53        33
  Accounts, wages and vacation payable . . . .     205         3        52
  Other current liabilities. . . . . . . . . .     (43)     (118)      244
                                               -------   -------   -------
     Total . . . . . . . . . . . . . . . . . . $   118   $    72   $   331
                                               =======   =======   =======

 The accompanying accounting policies and notes to consolidated financial statements are an integral part of these statements.

 UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES
                      ACCOUNTING POLICIES

 PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Union Pacific Railroad Company and all subsidiaries and affiliates (collectively, the Company, Registrant or Railroad--see Note 2). The Company is a wholly-owned subsidiary of Union Pacific Corporation (the Corporation or UPC). Investments in affiliated companies (20 percent to 50 percent owned) are generally accounted for on the equity method. All material intercompany transactions are eliminated.

 CASH AND TEMPORARY INVESTMENTS - Temporary investments are stated at cost that approximates fair value and consist of investments with original maturities of three months or less.

 MATERIALS AND SUPPLIES - Materials and supplies are carried at the lower of average cost or market.

 REVENUE RECOGNITION - Transportation revenues are recognized on a percentage-of-completion basis, while delivery costs are recognized as incurred.

 PROPERTIES - Properties are stated at cost. Upon sale or retirement of units of depreciable operating property, gains and losses are charged to accumulated depreciation. With respect to all other property sold or retired (principally land sold for industrial development or as surplus property), cost and any related accumulated depreciation are removed from the accounts and a gain or loss is recognized upon disposition.

 DEPRECIATION - Provisions for depreciation are computed principally on the straight-line method based on estimated service lives of depreciable properties.

 HEDGING TRANSACTIONS - The Company periodically hedges fuel purchases and interest rates. Unrealized gains and losses from swaps, futures and forward contracts are deferred and recognized as the fuel is consumed. The differential to be paid or received on interest rate swaps is accrued as interest rates change and recognized as interest expense over the life of the agreements (see Note 4).

 USE OF ESTIMATES - The consolidated financial statements of the Company include estimates and assumptions of certain assets, liabilities, revenues and expenses and the disclosure of certain contingent assets and liabilities. Actual future results may differ from such estimates.

 CHANGE IN PRESENTATION - Certain prior year amounts have been reclassified to conform with the 1997 financial statement presentation.

 UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

 1.   Nature of Operations

 The Company, a Class I railroad incorporated in Delaware and a wholly-owned subsidiary of the Corporation, together with a number of wholly-owned and majority-owned subsidiaries of the Company and various terminal companies in which the Company has minority interests, operates various railroad and railroad-related businesses.

 The Railroad operates the largest rail system in the United States, with approximately 35,000 route miles linking Pacific Coast and Gulf Coast ports to the Midwest and eastern U.S. gateways and providing several north/south corridors to key Mexican gateways. The Railroad serves the western two-thirds of the country and maintains coordinated schedules with other carriers for the handling of freight to and from the Atlantic Coast, the Pacific Coast, the Southeast, the Southwest, Canada and Mexico. Export and import traffic is moved through Gulf Coast and Pacific Coast ports and across the Mexican and (primarily through interline connections) Canadian borders.

 The Railroad's future results can be affected by, among other things, system congestion, changes in the economic environment and fluctuations in fuel prices. Several of the commodities transported by the Railroad come from industries with cyclical business operations. As a result, prolonged negative changes in U.S. and global economic conditions can have an adverse effect on the Railroad's ongoing results. In addition, the Railroad's operating results can be affected adversely by increases in diesel fuel costs, to the extent that such costs are not recovered through higher revenues and improved fuel conservation, or mitigated by hedging activity.

 Approximately 90 percent of the Railroad's employees are represented by rail unions. During 1996, nearly all of the Railroad's unionized workforce ratified five-year national agreements, which include a combination of general wage increases and lump-sum payments.

 2.   Acquisitions, Legal Mergers and Significant Investments

 UPC Acquisitions: In April 1995, UPC acquired the remaining 71.6% of Chicago and North Western Transportation Company's (CNW) outstanding common stock not previously owned by UPC for $1.2 billion. Prior to the acquisition, CNW was the nation's eighth largest Class I railroad. In

 September 1996, UPC completed the acquisition of Southern Pacific Transportation Corporation (Southern Pacific or SP) after receipt of a favorable decision from the Surface Transportation Board of the U.S. Department of Transportation (STB) regarding the Corporation's acquisition of SP. The aggregate purchase price was $4.1 billion ($2.5 billion in UPC common stock and $1.6 billion in cash funded with borrowings by UPC both of which were subsequently pushed down to the Registrant). Prior to the acquisition, SP was the nation's sixth largest Class I railroad. CNW's rail operations have been completely integrated with the Registrant's rail operations, while the integration of SP's rail operations are continuing with full operational integration expected by the end of 1999.

 Legal Mergers: Since August 1, 1995, the Registrant and its predecessors have been merged with and into several entities (the Legal Mergers) in order to consolidate all of UPC's principal rail operations into one legal entity. The Legal Mergers have been accounted for in a manner similar to a pooling-of-interest combination of entities under common control since all entities involved in the Legal Mergers were direct or indirect wholly-owned subsidiaries of UPC at the date of the Legal Mergers with the surviving entity continuing as such following the Legal Mergers.

 The consolidated financial statements of the Company are presented on a pooled basis' back to the effective date on which the STB approval for common control was granted to the Corporation. As a result, the consolidated financial statements include the results of SP and its rail operating subsidiaries--the Denver and Rio Grande Western Railroad Company
 (DRGW), SPCSL Corp. (SPCSL), St. Louis and Southwestern Railway Company
 (SSW) and Southern Pacific Transportation Company (SPT)--as of October 1, 1996; CNW's rail operating subsidiaries--Western Railroad Properties, Inc.
 (WRPI) and Chicago and North Western Railway Company (CNWR)--as of May 1, 1995; and Missouri Pacific Corporation's rail operating subsidiary--the Missouri Pacific Railroad Company (MPRR)--as of January 1, 1983, the effective dates on which the STB approval for common control was granted to the Corporation for these acquisitions. A detailed description of the Legal Mergers follows:

   On August 1, 1995, WRPI, a wholly-owned, indirect subsidiary of the Corporation following the acquisition of CNW, which operated the sole joint main line (shared with BNSF) out of the Powder River Basin in Wyoming and leased a connector line from UP Leasing Corporation, a wholly-owned subsidiary of the Corporation (UP Leasing), was merged with and into the Registrant's predecessor, Union Pacific Railroad Company, a Utah corporation (UPRR), with UPRR continuing as the surviving entity.

   On October 1, 1995, UP Leasing, which financed the Powder River Basin connector line for WRPI in exchange for monthly rental payments, was merged into UPRR, with UPRR continuing as the surviving entity. In addition, CNWR, a wholly-owned, indirect subsidiary of the Corporation, which was the principal rail subsidiary of CNW, was merged with and into UPRR, with UPRR continuing as the surviving entity (the CNWR Merger). CNWR and UPRR operated as a unified rail system before and after the CNWR Merger.

   On January 1, 1997, MPRR was merged with and into UPRR (the MPRR Merger), with UPRR continuing as the surviving entity. Prior to the MPRR Merger, MPRR was a Class I railroad, which operated as a unified rail system with UPRR and such operations continued following the MPRR Merger.

   On June 30, 1997, DRGW and SPCSL were merged with and into UPRR (the DRGW and SPCSL Mergers), with UPRR continuing as the surviving entity. Immediately prior to the DRGW and SPCSL Mergers, DRGW and SPCSL were wholly-owned, direct subsidiaries of SPT, and UPRR and SPT at that time and immediately thereafter were wholly-owned, indirect subsidiaries of UPC.

   On September 30, 1997, SSW was merged with and into SSW Merger Corp, with SSW Merger Corp continuing as the surviving entity, and immediately thereafter, SSW Merger Corp was merged with and into UPRR (collectively, the SSW Merger), with UPRR continuing as the surviving entity. Immediately prior to the SSW Merger, SSW was a direct subsidiary of SPT, and UPRR and SPT were at that time and immediately thereafter wholly-owned, indirect subsidiaries of the Corporation.

   On February 1, 1998, UPRR was merged with and into SPT, a Delaware corporation and the principal SP rail affiliate (the SPT Merger), with SPT continuing as the surviving corporation and changing its name to "Union Pacific Railroad Company" immediately following the SPT Merger and thereby creating the current Registrant. Immediately prior to the SPT Merger, SPT and UPRR were wholly-owned, indirect subsidiaries of UPC. UPRR and SPT operated as a unified system before and after the SPT Merger.

 The acquisition of Southern Pacific was accounted for by UPC using the purchase method. As a result, all purchase accounting entries have been pushed down to the accounts of the Company as of the effective date of the SP acquisition made by the Corporation, as follows:

 (Millions of Dollars)

 Purchase price to be allocated. . . . . . . . . . . . . . $4,097
 Pre-tax merger costs:
   Current . . . . . . . . . . . . . . . . . . . . . . . .    532
   Long-term . . . . . . . . . . . . . . . . . . . . . . .    426
 Equity acquired . . . . . . . . . . . . . . . . . . . . . (1,083)
                                                           ------
 Unallocated purchase price. . . . . . . . . . . . . . . . $3,972
                                                           ======

 Purchase price allocation:
  Property and equipment
     Land. . . . . . . . . . . . . . . . . . . . . . . . . $3,509
     Roadway, equipment and other. . . . . . . . . . . . .  2,522
  Debt and preference share revaluation. . . . . . . . . .   (200)
  Deferred income taxes (including the effect of
   merger costs) . . . . . . . . . . . . . . . . . . . . . (1,859)
                                                           ------
 Total . . . . . . . . . . . . . . . . . . . . . . . . . . $3,972
                                                           ======

 In connection with the acquisition and continuing integration of the UPRR's and the former Southern Pacific's rail operations, the Company is in the process of eliminating 5,200 duplicate positions, which are primarily non-train crews. In addition, the Company is relocating 4,700 positions, merging or disposing of redundant facilities, disposing of certain rail lines and is also canceling uneconomical and duplicative SP contracts. The Company recognized a $958 million liability in the SP purchase price allocation for costs associated with SP's portion of these activities. The components of the $958 million liability are as follows:

 (Millions of Dollars)

 Labor protection related to legislated
  and contractual obligations
  to SP union employees. . . . . . . . . . . . . . . . . .     $361
 Severance costs . . . . . . . . . . . . . . . . . . . . .      343
 Contract cancellation fees. . . . . . . . . . . . . . . .      145
 Relocation costs. . . . . . . . . . . . . . . . . . . . .      109
                                                               ----
 Total . . . . . . . . . . . . . . . . . . . . . . . . . .     $958
                                                               ====

 Through December 31, 1997, approximately $280 million in merger-related costs were paid by the Company and charged against these reserves, principally comprised of $153 million and $65 million, respectively, for severance and relocation payments made to approximately 3,500 Southern Pacific employees. The Company expects that the remaining merger payments will be made over the course of the next five years as the rail operations of the Company and the former SP are integrated and labor negotiations are completed and labor agreements are implemented.

 In addition, the Railroad expects to incur $235 million in acquisition-related costs through 1999 for severing or relocating UPRR employees (those employed by the Registrant prior to the September 1996 purchase of SP by
 UPC), disposing of certain facilities owned by the Railroad prior to the SP acquisition, training and equipment upgrading. These costs will be charged to expense as incurred over the next two years. Net income for 1997 included $60 million of acquisition-related operating costs, after tax.

 The pro forma results presented below have been prepared to reflect the Southern Pacific acquisition as if the date of common control was January 1, 1995. The pro forma results presented below do not reflect synergies expected to result from the integration of UPRR's and Southern Pacific's rail operations, and accordingly, do not account for any potential increase in revenue or operating income, estimated cost savings, or one-time costs associated with the elimination of UPRR's duplicate facilities and relocation or severance payments to UPRR employees. The effects of the foregoing could be substantial. This unaudited pro forma information is not necessarily indicative of the results of operations that might have occurred had common control of the Southern Pacific actually occurred on the date indicated, or of future results of operations of the resulting entity. Pro forma results for the year ended December 31, 1995 also reflect the pro forma effect of UPC's acquisition of CNW as if common control had occurred at the beginning of that period.

                                                            (Unaudited)
 (Millions of Dollars)                                       Pro Forma
                                                        1996          1995
 Operating Revenues . . . . . . . . . . . . . . .    $10,113        $9,871
 Operating Income . . . . . . . . . . . . . . . .      1,671         1,559
 Net Income . . . . . . . . . . . . . . . . . . .        871           780

 In June 1996, prior to the Legal Mergers, the Company sold 4,916,863 shares of its Common Stock to a subsidiary of the Corporation for $600 million in cash. At the same time, the Company declared a cash dividend to its shareholders of $600 million. Also, in June
 1996, the Company declared a dividend of its 25% ownership in SP to the Corporation, which then was recorded as a contribution of capital of of $641 million back to the Company. These transactions were necessary to facilitate the SP acquisition.

 Significant Investments: In June 1997, the Railroad and a consortium of partners were granted a 50-year concession for the Pacific-North and Chihuahua Pacific rail lines in Mexico and a 25% stake in the Mexico City Terminal Company at an aggregate price of $525 million. The Railroad holds a 13% ownership share in the consortium and has accounted for its interest by the equity method. The consortium assumed operational control of both lines in February 1998.

 3.    Related Party Transactions

 Amounts due to and from affiliates, including advances to and borrowings from the Corporation, bear interest at an annually determined rate which considers the Corporation's cost of debt. Net intercompany interest expense charged on such amounts was $279 million in 1997 and net intercompany interest income earned was $192 million and $95 million in 1996 and 1995, respectively.

 4.   Financial Instruments

 Risk Management - The Company uses derivative financial instruments (in limited instances and for other than trading purposes) to manage risk as it relates to fuel prices and interest rates. Where the Company has fixed interest rates or fuel prices through the use of swaps, futures or forward contracts, the Company has mitigated the downside risk of adverse price and rate movements; however, it has also limited future gains from favorable movements.

 The Company addresses market risk related to these instruments by selecting instruments whose value fluctuations highly correlate with the underlying item being hedged. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring high credit standards for counterparties and periodic settlements. The Company did not have any credit risk associated with its counterparties at December
 31, 1997. The Company has not been required to provide, nor has it received, any collateral relating to its hedging activity.

 The fair market values of the Company's derivative financial instrument positions at December 31, 1997 and 1996 described below were determined based on current fair market values as quoted by recognized dealers, or developed based on the present value of expected future cash flows discounted at the applicable zero coupon U.S. treasury rate and swap spread.

 Fuel - Over the past three years, fuel costs have represented more than 10 percent of the Company's total operating expenses. As a result of the significance of fuel costs and the historical volatility of fuel prices, the Company periodically use swaps, futures and forward contracts to mitigate the impact of fuel price volatility. The intent of this program is to protect the Company's operating margins and overall profitability from adverse fuel price changes. However, the use of these contracts also limits the benefit of favorable fuel price changes.

 At year-end 1997, the Company had hedged 42% of its forecasted 1998 fuel consumption at $0.515 per gallon, while at December 31, 1996, the Company had not hedged any of its anticipated 1997 fuel consumption. At year-end 1997, the Railroad had outstanding swap agreements covering its anticipated 1998 fuel purchases of $298 million, with gross and net liability positions of $13 million. Fuel hedging had no significant effect on the Railroad's 1997 fuel costs, lowered 1996 fuel costs by $34 million and had no significant effect on 1995 fuel costs.

 Interest Rates - Within the Corporation's overall debt strategy, the Company controls its overall risk of fluctuations in interest rates by managing the proportion of fixed and floating rate debt instruments within its debt portfolio over a given period. Derivatives are used as one of the tools to obtain the targeted mix. At December 31, 1997, the total notional principal amount of debt affected by these instruments was $110 million, with an unrecognized mark-to-market loss of $8 million. At December 31, 1996, the total notional principal amount of debt affected by these instruments was $117 million, with an unrecognized mark-to-market loss of $9 million. The Company's interest expense and weighted-average borrowing rate were not materially impacted by interest rate hedging activity in 1997, 1996 or 1995.

 Fair Value of Financial Instruments - The fair value of the Company's long- and short-term debt has been estimated using quoted market prices or current borrowing rates. At December 31, 1997, the fair value of total debt exceeded the carrying value by approximately 4 percent. The carrying value of all other financial instruments approximates fair value.

 Sale of Receivables - The Company has sold, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable. At December 31, 1997 and 1996, accounts receivable are presented net of the $650 million of receivables sold.

 5.   Income Taxes

 The Company is included in the consolidated income tax return of the Corporation. The consolidated income tax liability of the Corporation is allocated among the parent and its subsidiaries on the basis of their separate contributions to the consolidated income tax liability, with full benefit of tax losses and credits made available through consolidation by allocation to the individual companies generating such losses and credits. Components of income tax expense (benefit) for the Company are as follows:

 (Millions of Dollars)                              1997     1996     1995
 Current
    Federal. . . . . . . . . . . . . . . .          $  4     $231     $266
    State. . . . . . . . . . . . . . . . .            (8)      10        2
                                                    ----     ----     ----
     Total current . . . . . . . . . . . .            (4)     241      268

 Deferred
  Federal. . . . . . . . . . . . . . . . .           304      217      154
    State. . . . . . . . . . . . . . . . .            32       19       21
                                                    ----     ----     ----
      Total deferred . . . . . . . . . . .           336      236      175
                                                    ----     ----     ----
 Total . . . . . . . . . . . . . . . . . .          $332     $477     $443
                                                    ====     ====     ====

 The tax effect of differences in the timing of revenues and expenses for tax and financial reporting purposes is as follows:


 (Millions of Dollars)                             1997      1996

 Net current deferred tax asset. . . . . . .     $  (92)    $  (85)
                                                 ------     ------
 Excess tax over book depreciation . . . . .      7,064      6,929
 State taxes - net . . . . . . . . . . . . .        540        553
 SP merger reserve . . . . . . . . . . . . .        235        353
 Alternative minimum tax . . . . . . . . . .         (3)        (3)
 Long-term liabilities . . . . . . . . . . .       (158)      (195)
 Retirement benefits . . . . . . . . . . . .       (255)      (236)
 Net operating loss. . . . . . . . . . . . .       (528)      (528)
 Other . . . . . . . . . . . . . . . . . . .       (197)      (551)
                                                 ------     ------
 Net long-term deferred tax liability. . . .      6,698      6,322
                                                 ------     ------
 Net deferred tax liability. . . . . . . . .     $6,606     $6,237
                                                 ======     ======

 The Company has a deferred tax asset reflecting the benefits of $1,509 million in net operating loss carryforwards (NOL), which expire as follows:

              Millions of Dollars      Expiring December 31,

                   $  455                      2002
                      262                      2003
                      134                      2004
                      136                      2005
                      226                      2006
                        -                      2007
                      202                      2008
                       94                      2009
                   ------
                   $1,509
                   ======

 The Internal Revenue Code of 1986, as amended, limits a corporation's ability to utilize its NOLs with certain changes in the ownership of a corporation's stock. The Company does not expect that those limitations will have an adverse impact on its ability to utilize the NOLs. The Company has analyzed its NOLs and other deferred tax assets and believes a valuation allowance is not necessary.

 A reconciliation between Federal statutory and effective tax rates is as follows:


                                           1997     1996       1995

 Statutory tax rate .. . . . . . . . . . . 35.0%    35.0%      35.0%
 State taxes - net . . . . . . . . . . . .  1.6      1.3        1.1
 Other . . . . . . . . . . . . . . . . . . (1.7)    (2.6)      (2.3)
                                           ----     ----       ----
 Effective tax rate  . . . . . . . . . . . 34.9%    33.7%      33.8%
                                           ====     ====       ====

 Payments of income taxes were $49 million in 1997, $162 million in 1996, and $300 million in 1995. The Company believes it has adequately provided for income taxes.

 6.  Debt

 Long-term debt at December 31, 1997 and 1996 is summarized below:

 (Millions of Dollars)                         1997           1996

 Capitalized leases, 5.43% to 20.00%, due
  through 2018 . . . . . . . . . . . . . .   $1,243          $1,126
 Equipment obligations, 5.80% to 10.30%
  due through 2012 . . . . . . . . . . . .      910           1,048
 Mortgage bonds, 4.25% to 5.00%, due
  through 2030. . . . . . . . . . . . . . .     175             176
 Income debentures, 5.00%, due 2045 and 2054    102             102
 ICTF Refunding Revenue bonds, 1989 Series A,
  7.45% to 7.7%, due through 2014. . . . . .     45              46
 Senior notes, 9.4%, due 2005. . . . . . . .     37              37
 Certificates constituting a charge on income -
  non-interest bearing, payable only from
  available income . . . . . . . . . . . . .     29              29
 Subordinated income debentures, 5.50%, due 2033 26              26
 Other outstanding obligations . . . . . . .     67              80
 Unamortized discount. . . . . . . . . . . .    (44)            (20)
                                             ------          ------
  Total debt . . . . . . . . . . . . . . . .  2,590           2,650
 Less:   Debt due within one year. . . . . .    229             124
                                             ------          ------
 Total debt due after one year . . . . . . . $2,361          $2,526
                                             ======          ======

 Maturities of long-term debt (in millions of dollars) for each year 1998 through 2002 are $229, $139, $163, $162 and $214, respectively. Interest payments approximate gross interest expense. Substantially all railway equipment secures outstanding equipment obligations.

 As described in Note 2 to the Financial Statements, on January 1, 1997, MPRR was merged with and into UPRR. As a result of the MPRR Merger and the subsequent SPT Merger, the Company assumed all indebtedness of MPRR and SPT. Certain mortgage bonds of the former MPRR contain terms which limit the payment of interest and impose sinking fund and other restrictions in the event all interest is not paid. All interest was paid on these mortgage bonds by the Company in 1997 and by MPRR in 1996 and 1995. Substantially all of the right-of-way and track formerly owned by MPRR is subject to mortgage liens. Certain debt agreements of the former MPRR may also impose dividend restrictions on the Company (see Note 8). At December 31, 1997, the amount of Company's retained earnings available for dividends was $2.9 billion.

 As a result of MPRR's acquisition of Missouri-Kansas-Texas Railroad Company
 (MKT) in 1988, the Company is now the obligor under MKT's 5-1/2 percent Subordinated Income Debentures (the Debentures). Current interest on the Debentures must be paid only to the extent that there is available income remaining after allocation to a capital fund for the purpose of reimbursing the Company, as successor to MPRR, for certain capital expenditures.
 Unpaid interest accumulates to an amount not in excess of 16-1/2 percent of the principal amount of the Debentures and is paid only to the extent that there is available income remaining after payment of current interest.

 Certain certificates constituting a charge on income (the Certificates) issued by MKT have also been assumed by the Company. The Certificates do not bear interest and payments to a sinking fund for the Certificates are made only from available income, as defined in such Certificates. Available income must be applied to the capital fund, current and accumulated interest on the Debentures and a sinking fund for the Debentures before any payment is made to the sinking fund for the Certificates.

 UPRR generated available income of $46.3 million in 1997. As a result, an interest payment on the Debentures of $1.5 million will be made in 1998 for 1997 interest. In addition, $25.2 million of available income will be applied to the capital fund, $7.3 million will be applied to the sinking funds for the Debentures and the Certificates, and $12.4 million will be accrued as dividends on the Company's Class A stock (see Note 8). Interest and sinking fund payments for 1997 will be made out of UPRR's available income only and in 1998 and thereafter will be made out of available income for the Company. Amounts payable to sinking funds may be covered by the cost of securities previously repurchased by the Company or its predecessors. Amounts in the capital fund which are unused or unappropriated for the reimbursement of capital expenditures may not exceed $4.0 million at any time; and after the application of 1997 available income, there will be no unused or unappropriated capital fund balance.

 7.  Lease Commitments

 The Company leases certain locomotives, freight cars, computer equipment, and other property under long-term and contingent lease agreements for use in its rail operations. Future minimum lease payments for capital and operating leases with initial or remaining noncancellable lease terms in excess of one year as of December 31, 1997 are as follows:

                                               Operating            Capital
 (Millions of Dollars)                           Leases              Leases

 1998  . . . . . . . . . . . . . . . . . .        $ 404             $   166
 1999  . . . . . . . . . . . . . . . . . .          382                 179
 2000  . . . . . . . . . . . . . . . . . .          336                 165
 2001  . . . . . . . . . . . . . . . . . .          278                 186
 2002  . . . . . . . . . . . . . . . . . .          213                 163
 Later years . . . . . . . . . . . . . . .        1,659               1,447
                                                 ------              ------
    Total minimum lease payments . . . . .       $3,272               2,306
    Amount representing interest . . . . .       ------              (1,063)
                                                                     ------
    Present value of net minimum capital lease payments             $ 1,243
                                                                    =======

 A summary of rental expense charged to operations is as follows:

 (Millions of Dollars)                       1997     1996      1995

 Transportation equipment rents. . . . . . $1,188     $803      $635
 Other rents . . . . . . . . . . . . . . .    121       54        34
                                           ------     ----      ----
    Total. . . . . . . . . . . . . . . . . $1,309     $857      $669
                                           ======     ====      ====

 Rent expense included payments under long-term, non-cancelable leases of $373 million in 1997, $339 million in 1996 and $225 million in 1995.

 8.  Capital Stock

 The Board of Directors of the Company has restricted the availability of retained earnings for payment of dividends by $131 million. This represents (a) the amount by which the estimated fair value of the Company's investment in its non-transportation subsidiaries, as determined by the Board of Directors of the Company, exceeded the net book value of such investment which was transferred to the Corporation by means of a dividend in June 1971 ($110 million) and (b) the amount by which the fair market value exceeded the book value of certain investment securities which were transferred to the Corporation by means of a dividend in November 1972 ($21 million).

 As a result of the MPRR Merger, the Company's capital structure consists of Class A Stock and Common Stock. The Class A Stock is entitled to a cash dividend whenever a dividend is declared on the Common Stock, in an amount which equals 8 percent of the sum of the dividends on both the Class A Stock and the Common Stock. However, dividends may be declared and paid on the Class A Stock only when there is unappropriated available income in respect of prior calendar years which is sufficient to make a sinking fund payment equal to 25 percent of such dividend for the benefit of the Debentures or the Certificates (see Note 6). To the extent that dividends are paid on the Common Stock but not the Class A Stock because the amount of unappropriated available income is insufficient to make such a sinking fund payment, a special cash dividend on the Class A Stock shall be paid when sufficient unappropriated available income exists to make the sinking fund payment. Such insufficiency does not affect the Company's right to declare dividends on the Common Stock. Dividends on the Class A Stock for 1997 will be based on UPRR's available income only, and in 1998 and thereafter will be based on available income for the Company. UPRR's available income for 1997 will be sufficient to provide for a $12.4 million special cash dividend on the Class A Stock to be paid in 1998 (see Note 6). After such payment, dividends in arrears on the Class A Stock (which includes arrears on MPRR Class A Stock accruing prior to the MPRR Merger) will total $67 million.

 9.  Retirement Plans

 The Company provides defined benefit pension plan benefits to eligible non-union employees through qualified and non-qualified (supplemental) pension plans, and to eligible union employees through a defined contribution multi-employer pension plan. In addition, retirement medical benefits and life insurance are provided for eligible non-union employees through an unfunded benefit plan and for eligible union employees through multi-employer plans.

 Pension Benefits - Qualified and non-qualified defined pension benefits for eligible non-union employees are based on years of service and the highest compensation during the latest years of employment. The qualified plan is funded based on the Projected Unit Credit actuarial funding method and is funded at not less than the minimum funding standards set forth in the Employee Retirement Income Security Act of 1974, as amended. In addition, the Company's employees are covered by the Railroad Retirement System (the System). Taxes paid by the Company to the System are expensed as incurred and amounted to approximately $392 million in 1997, $275 million in 1996 and $200 million in 1995. The Company has settled a portion of the non-qualified unfunded supplemental plan's accumulated benefit obligation by purchasing annuities.

 Total pension cost for the Corporation's qualified and supplemental pension plans, which excludes the Overnite Transportation Company's plan in which no employee of the Railroad participates, are detailed below. The Company's employees participate in these plans along with other employees of the Corporation.

 (Millions of Dollars)                                  1997   1996   1995

 Service cost - benefits earned during the period       $ 18   $ 14   $ 14
 Interest on projected benefit obligation  . . .          94     56     58
  Return on assets:
     Actual gain . . . . . . . . . . . . . . . .        (205)  (101)  (121)
     Deferred gain . . . . . . . . . . . . . . .         115     49     73
     Net amortization costs. . . . . . . . . . .           2      8     10
                                                        ----   ----   ----
  Charge to operations . . . . . . . . . . . . .        $ 24   $ 26   $ 34
                                                        ====   ====   ====

 The projected benefit obligation (PBO) was determined using a discount rate of 7.0% and 7.5% in 1997 and 1996, respectively. The estimated rate of salary increase approximated 5.0% and 5.5% in 1997 and 1996, respectively. The expected long-term rate of return on plan assets was 8.0% in both years. The change in assumptions will not significantly affect 1998 pension cost. As of year-end 1997 and 1996, approximately 32% and 37%, respectively, of the funded plans' assets were held in fixed-income and short-term securities, with the remainder in equity securities.

 The funded status of the Corporation's plans in which the Company's employees participate are as follows:

                                           Assets Exceed    Accumulated
                                            Accumulated   Benefits Exceed
                                             Benefits        Assets(a)

 (Millions of Dollars)                      1997   1996    1997   1996

 Plan assets at fair value . . . . . . . . $ 969  $ 855    $421    $395
                                           -----  -----    ----    ----
 Actuarial present value of benefit obligations:
  Vested benefits. . . . . . . . . . . . .   717    610     500     431
  Non-vested benefits  . . . . . . . . . .    76     41       6      11
                                           -----  -----    ----    ----
  Accumulated benefit obligation . . . . .   793    651     506     442
  Additional benefits based on estimated
     future salaries . . . . . . . . . . .    72     80      15      53
                                           -----  -----    ----    ----

 Projected benefit obligation. . . . . . .   865    731     521     495
                                           -----  -----    ----    ----
 Plan assets (over)/under PBO. . . . . . .  (104)  (124)    100     100
                                           -----  -----    ----    ----
  Unamortized net transition asset
     (obligation). . . . . . . . . . . . .    11     13      (5)    (11)
  Unrecognized prior service cost. . . . .   (80)   (36)      3     (26)
  Unrecognized net gain (loss) . . . . . .   369    285       3       3
  Minimum liability  . . . . . . . . . . .    --     --      31      42
                                           -----  -----    ----    ----
 Pension liability . . . . . . . . . . . . $ 196  $ 138    $132    $108
                                           =====  =====    ====    ====
 (a) Includes non-qualified supplemental plan benefits.

 Other Postretirement Benefits - The Company also provides medical and life insurance for qualifying non-union employees through participation in the Corporation's plans. Components of the postretirement health care and life insurance benefit expense for the Corporation is detailed below as follows:

  (Millions of Dollars)                           1997     1996     1995

  Service cost - benefits earned during
      the period . . . . . . . . . . . . . . . .   $ 8      $ 4      $ 4
  Interest costs on accumulated benefit
     obligation. . . . . . . . . . . . . . . . .    30       15       18
  Net amortization costs . . . . . . . . . . . .   (10)      (4)      (7)
                                                   ---      ---      ---
  Charge to operations . . . . . . . . . . . . .   $28      $15      $15
                                                   ===      ===      ===

 The liability for the Corporation's postretirement benefit plans in which the Company's employees participate is as follows:

  (Millions of Dollars)                                   1997      1996

  Accumulated postretirement benefit obligation:
      Retirees . . . . . . . . . . . . . . . . . . . . .  $270      $272
      Fully eligible active employees. . . . . . . . . .    26        19
      Other active employees . . . . . . . . . . . . . .    81        76
                                                          ----      ----
  Total accumulated postretirement benefit obligation  .   377       367
  Unrecognized prior service gain. . . . . . . . . . . .    22        22
  Unrecognized net gain. . . . . . . . . . . . . . . . .    45        54
                                                          ----      ----
  Postretirement benefits liability. . . . . . . . . . .  $444      $443
                                                          ====      ====

 The accumulated postretirement benefit obligation was determined using a discount rate of 7.0% and 7.5% in 1997 and 1996, respectively. This change in assumption will not significantly affect 1998 postretirement benefit costs. The health care cost trend rate is assumed to decrease gradually from 9.0% for 1998 to 4.5% for 2005 and all future years. If the assumed health care cost trend rates are increased by one percentage point, the aggregate of the service and interest cost components of annual postretirement benefit expense would increase by $3 million, and the accumulated postretirement benefit obligation would rise by $34 million.

 Agreement Retiree Benefit Plans - Certain of the Railroad's union retirees participate in multi-employer pension, medical and life insurance programs. The costs of these plans have been expensed as payments have been made.

 10.   Contingent Liabilities

 There are various claims and lawsuits pending against the Company and certain customers have submitted claims or stated their intention to submit claims to the Railroad for damages related to shipments delayed in transit as a result of congestion problems (see F-27 and F-30) and certain customers have filed lawsuits seeking to recover damages for such delays. The nature of the damages sought by claimants includes, but is not limited to, contractual liquidated damages, freight loss or damages, alternative transportation charges, additional production costs, lost business and lost profits. In addition, some customers have asserted that they have the right to cancel contracts as a result of alleged material breaches of such contracts by the Railroad. As the congestion problems continue, the Company expects additional claims by shippers. The Company will continue to evaluate the adequacy of its reserves for claims and expects to add to such reserves as appropriate.

 The Railroad is also party to regulatory proceedings at the STB investigating railroad service problems in the West. The STB has imposed certain temporary measures on the Railroad pursuant to this proceeding, including, among other things, the diversion of traffic from the Railroad's lines. Unless the Railroad is successful in recovering from the congestion and related service problems, certain parties may request the STB to order the Railroad to take additional actions, including, among other things, further diversions of traffic or the transfer of certain Company rail lines or other facilities to other railroads.

 The Company is also subject to Federal, state and local environmental laws and regulations, and is currently participating in the investigation and remediation of numerous sites. Where the remediation costs can be reasonably determined, and where such remediation is probable, the Company has recorded a liability. At December 31, 1997, the Company had accrued $219 million for estimated future environmental costs and believes it is reasonably possible that actual environmental costs could be lower than the recorded reserve or as much as 25% higher. In addition, the Company periodically enters into financial and other commitments and has retained certain contingent liabilities upon the disposition of formerly-owned operations.

 In addition, UPC and certain of its officers and directors (who are also officers and directors of the Company) are currently defendants in two purported class action securities lawsuits, and certain current and former directors of the Corporation and the Company are currently defendants in a purported derivative action filed on behalf of the Corporation. The class action suits allege, among other things, that management failed to properly disclose the Railroad's service and safety problems and thereby issued materially false and misleading statements concerning the merger with SP and the safe, efficient operation of its rail network. The derivative action alleges, among other things, that the named current and former directors breached their fiduciary duties to the Corporation by approving the mergers of SP and CNW into the Company without ensuring that the Corporation or the Company had adequate systems in place to effectively integrate those acquisitions into the operations of the Corporation and the Company. Because both the size of the class and the damages are uncertain, UPC and the Railroad are unable at this time to determine the potential liability, if any, which might arise from these lawsuits. Management believes that these claims are without merit and intends to defend them vigorously.

 It is not possible at this time for the Company to fully determine the effect of all unasserted claims on its consolidated financial condition, results of operations or liquidity; however, to the extent possible, where unasserted claims can be estimated and where such claims are considered probable, the Company has recorded a liability. The Company does not expect that any known lawsuits, claims, environmental costs, commitments or guarantees will have a material adverse effect on its consolidated financial condition or operating results.

 11.  Other Income

 Other income, net included the following:

  (Millions of Dollars)                        1997      1996       1995

     Net gain on property dispositions .       $102      $115       $ 75
     Rental income . . . . . . . . . . .         75        38         22
     Interest income . . . . . . . . . .         15        15         26
     Other - net . . . . . . . . . . . .        (20)      (30)        (3)
                                               ----      ----       ----
        Total. . . . . . . . . . . . . .       $172      $138       $120
                                               ====      ====       ====
 12.  Accounting Pronouncements

 The American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities," effective for 1997, which clarifies the accounting for environmental remediation liabilities. Adoption did not have a significant impact on the Company's operating results or financial condition.

 In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" that will be effective in 1998. The Company anticipates minimal impact from this Statement.

 Also in June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" that will be effective in 1998. The Company currently complies with most provisions of this Statement, and any incremental disclosure required by that Statement is expected to be minimal.

 13. Supplemental Cash Flow Information

 The Corporation contributed $2,476 million, the equity portion of the SP acquisition, to the Company in conjunction with the SPT Merger (see Note 2), which caused a non-cash increase in the Company's fixed assets and capital surplus in 1996--the year common control of SP was acquired.

 14. Quarterly Financial Information (Unaudited)

 Selected unaudited quarterly financial information for the Company for 1997 and 1996 are as follows (Millions of Dollars):

                               First   Second    Third   Fourth    Total
 Operating              1997  $2,564   $2,610   $2,538   $2,269   $9,981
 Revenues:              1996  $1,678   $1,723   $1,727   $2,552   $7,680

 Operating              1997  $  353   $  499   $  457   $  (56)  $1,253
 Income
 (Loss):                1996  $  292   $  407   $  433   $  470   $1,602

 Net Income             1997  $  170   $  250   $  275   $  (75)  $  620
 (Loss):                1996  $  166   $  235   $  259   $  280   $  940

 Fourth quarter 1997 results were negatively impacted by the onset of congestion (see F-27 and F-30 for further discussion).

 UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

   MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS


     ACQUISITIONS, LEGAL MERGERS AND SIGNIFICANT INVESTMENTS

 UPC Acquisitions: In April 1995, Union Pacific Corporation (the Corporation or UPC) acquired the remaining 71.6% of Chicago and North Western Transportation Company's (CNW) outstanding common stock not previously owned by UPC for $1.2 billion. Prior to the acquisition, CNW was the nation's eighth largest Class I railroad. In September 1996, UPC completed the acquisition of Southern Pacific Rail Corporation (SP or Southern Pacific) after receipt of a favorable decision from the Surface Transportation Board of the U.S. Department of Transportation (STB) regarding the Corporation's acquisition of SP. The aggregate purchase price was $4.1 billion ($2.5 billion in UPC common stock and $1.6 billion in cash funded with borrowings by UPC both of which were subsequently pushed down to the Registrant). Prior to the acquisition, SP was the nation's sixth largest Class I railroad.
 CNW's rail operations have been completely integrated with the Registrant's rail operations, while the integration of SP's rail operations are continuing with full operational integration expected by the end of 1999.

 Legal Mergers: Since August 1, 1995, the Registrant and its predecessors have been merged with and into several entities (the Legal Mergers) in order to consolidate all of UPC's principal rail operations into one legal entity.
 The Legal Mergers have been accounted for in a manner similar to a pooling-of-interest combination of entities under common control since all entities involved in the Legal Mergers were direct or indirect wholly-owned subsidiaries of UPC at the date of the Legal Mergers with the surviving entity continuing as such following the Legal Mergers.

 The consolidated financial statements of the Company are presented on a pooled basis' back to the effective date on which the STB approval for common control was granted to the Corporation. As a result, the consolidated financial statements include the results of SP and its rail operating subsidiaries--the Denver and Rio Grande Western Railroad Company (DRGW),
 SPCSL Corp. (SPCSL), St. Louis and Southwestern Railway Company (SSW) and Southern Pacific Transportation Company (SPT)--as of October 1, 1996; CNW's rail operating subsidiaries--Western Railroad Properties, Inc. (WRPI) and Chicago and North Western Railway Company (CNWR)--as of May 1, 1995; and Missouri Pacific Corporation's rail operating subsidiary--the Missouri Pacific Railroad Company (MPRR)--as of January 1, 1983, the effective dates on which the STB approval for common control was granted to the Corporation for these acquisitions. A detailed description of the Legal Mergers follows:

   On August 1, 1995, WRPI, a wholly-owned, indirect subsidiary of the Corporation following the acquisition of CNW, which operated the sole joint main line (shared with BNSF) out of the Powder River Basin in Wyoming and leased a connector line from UP Leasing Corporation, a wholly-owned subsidiary of the Corporation (UP Leasing), was merged with and into the Registrant's predecessor, Union Pacific Railroad Company, a Utah corporation (UPRR), with UPRR continuing as the surviving entity.

   On October 1, 1995, UP Leasing, which financed the Powder River Basin connector line for WRPI in exchange for monthly rental payments, was merged into UPRR, with UPRR continuing as the surviving entity. In addition, CNWR, a wholly-owned, indirect subsidiary of the Corporation, which was the principal rail subsidiary of CNW, was merged with and into UPRR, with UPRR continuing as the surviving entity (the CNWR Merger). CNWR and UPRR operated as a unified rail system before and after the CNWR Merger.

   On January 1, 1997, MPRR was merged with and into UPRR (the MPRR Merger), with UPRR continuing as the surviving entity. Prior to the MPRR Merger, MPRR was a Class I railroad, which operated as a unified rail system with UPRR and such operations continued following the MPRR Merger.

   On June 30, 1997, DRGW and SPCSL were merged with and into UPRR (the DRGW and SPCSL Mergers), with UPRR continuing as the surviving entity. Immediately prior to the DRGW and SPCSL Mergers, DRGW and SPCSL were wholly-owned, direct subsidiaries of SPT, and UPRR and SPT at that time and immediately thereafter were wholly-owned, indirect subsidiaries of UPC.

   On September 30, 1997, SSW was merged with and into SSW Merger Corp, with SSW Merger Corp continuing as the surviving entity, and immediately thereafter, SSW Merger Corp was merged with and into UPRR (collectively, the SSW Merger), with UPRR continuing as the surviving entity.
   Immediately prior to the SSW Merger, SSW was a direct subsidiary of SPT, and UPRR and SPT were at that time and immediately thereafter wholly-owned, indirect subsidiaries of the Corporation.

   On February 1, 1998, UPRR was merged with and into SPT, a Delaware corporation and the principal SP rail affiliate (the SPT Merger), with SPT continuing as the surviving corporation and changing its name to "Union Pacific Railroad Company" immediately following the SPT Merger and thereby creating the current Registrant. Immediately prior to the SPT Merger, SPT and UPRR were wholly-owned, indirect subsidiaries of UPC. UPRR and SPT operated as a unified system before and after the SPT Merger.

 Integration of Southern Pacific: The Company expects to complete the full integration of the operations of the Registrant and the Southern Pacific rail subsidiaries during 1999. The Company believes that the full implementation of the merger will result in shorter routes, faster transit times, better on-time performance, expanded single-line service and more efficient traffic flow. Some of the key on-going elements of integration are (i) the institution of directional running on parallel tracks in certain corridors to improve average train velocity and allow more traffic to be handled efficiently, (ii) the negotiation and implementation of "hub-and-spoke" labor agreements to allow more efficient use of train crews, (iii) the integration of the computer systems of both companies to improve overall operations and service and (iv) merger-related capital spending to expand capacity and improve service, now estimated at $400 million for 1998.

 Significant Investments: In June 1997, the Railroad and a consortium of partners were granted a 50-year concession for the Pacific-North and Chihuahua Pacific rail lines in Mexico and a 25% stake in the Mexico City Terminal Company at an aggregate price of $525 million. The Railroad holds a 13% ownership share in the consortium and has accounted for its interest by the equity method. The consortium assumed operational control of both lines in February 1998.


            IMPACT OF CONGESTION ON 1997 OPERATIONS

 In the third quarter of 1997, congestion in and around Houston and the coastal areas of Texas and Louisiana (the Gulf Coast region) began to have a material adverse effect on the Registrant's operations and earnings. System congestion started in the Gulf Coast region and spread throughout the system as the Registrant shifted resources to help mitigate the need for locomotives due to slower average train velocity. The congestion was brought on by, among other things, crew shortages and restricted track access caused by necessary track maintenance on former Southern Pacific lines, increased demand, washouts due to severe weather, derailments and congestion at Texas/Mexico gateways. Traffic slowed further as rail yards in the Gulf Coast region filled, slowing access into and out of the yards and forcing trains to be held on sidings.

 Service Recovery Plan - To restore service to acceptable levels, the Registrant announced on October 1, 1997, that it was implementing a Service Recovery Plan (the Plan). The Plan focuses on reducing the number of cars on the system and restoring system velocity, which, in turn, results in more reliable service to customers. Key elements of the Plan include:

         Power: Bringing more locomotives into the Gulf Coast region through acquisitions, leasing from other railroads and moving locomotives from selected areas of the Registrant's system;

         People: Engaging in an extensive hiring program, allocating additional managers and operating personnel and revising operating plans to relieve congested terminals and remove trains from congested lines; and

         Cooperation: Working with customers and other railroads to curtail additional congestion and to provide alternative transportation.

 Recent Actions Under the Plan - Implementation of the Plan has resulted in improvement in the overall operation of the Railroad and has generally eliminated congestion problems outside the Gulf Coast region and the surrounding southeast portion of the Company's rail system (although weather problems have caused intermittent periods of congestion, primarily in the Midwest). However, significant congestion has continued in the Gulf Coast region, which has been aggravated recently by several severe storms and congestion caused by operational problems on Mexican railroad lines south of Laredo, Texas. As discussed below, the Company has announced that it has embargoed most southbound traffic destined for the Laredo gateway to address worsening congestion at that gateway. In connection with its integration with Southern Pacific, the Registrant has implemented (i) Transportation Control System (TCS) in the southeast portion of the Registrant's system, which includes the Gulf Coast region, where the cutover to TCS occurred on December 1, 1997, (ii) directional running from Dexter Junction, Missouri on the north, across Arkansas, western Louisiana and eastern Texas to the Houston and San Antonio areas on the south, beginning on February 1, 1998 and
 (iii) the "hub-and-spoke" labor agreements in Texas and Arkansas. Although the Company believes that the full implementation of these changes is essential to achieving significant long-term benefits, their implementation also contributed to the persistence of congestion in the affected Gulf Coast region during late 1997 and early 1998.

 In addition to decreased revenues and increased operating costs resulting from the congestion-related slowdown in the Company's traffic, discussed above, certain customers have submitted claims or stated their intention to submit claims to the Company for damages related to delays in shipments. The Company will continue to evaluate the adequacy of its reserves for these claims and expects to add to such reserves as appropriate.

 In order to address the congestion problem and to realize the benefits to the Registrant and its customers of the merger implementation steps outlined above, the Registrant has recently initiated certain actions under the Plan:

      Power: Arranging for the deployment of approximately 200 locomotives in the Gulf Coast region through selective redeployment and short-term leases and loans from other railroads to reduce congestion in yards and remove trains from sidings.

      People: Continuing its hiring program and redeploying personnel to
      (i) improve management of certain major terminals, (ii) update TCS information in congested areas to improve operational reliability and
      (iii) identify empty cars and expedite them to shipper facilities for loading to reduce the number of cars in yards and on sidings.

      Cooperation: Working with the Registrant's connecting railroads to expedite the interchange of traffic and entering into arrangements with competitors to share tracks and coordinate dispatching. For example, the recent agreement between the Registrant and the BNSF, which, among other things, grants certain trackage rights to the Registrant in the Houston area and provides for joint dispatching of various lines in the Houston area and between Houston and New Orleans.

 On March 24, 1998, the Company announced that it would embargo most southbound traffic destined for the Laredo, Texas gateway commencing Saturday, March 28, 1998, to clear the backlog of cars waiting to cross into Mexico. The embargo applies to grain, chemicals, industrial products and coal, but not finished automobiles, auto parts or intermodal traffic or any northbound traffic through Laredo. The Company is attempting to reroute some of the embargoed traffic through other Company gateways, none of which are subject to the embargo. The Company believes that this embargo is necessary because congestion problems principally within Mexico that affect the Laredo gateway have worsened during recent weeks and are affecting other areas within the southeast region of its system. As of March 26, 1998, there were more than 5,800 cars waiting to move south to Laredo as compared with approximately 3,100 cars, which is considered normal. These car numbers include a small amount of traffic terminating in Laredo. The Company's crossings at Laredo have declined from a daily average of 375 southbound cars in January to 335 cars in February and 305 for the first 24 days of March. Although the Company is unable to predict the duration of the embargo, it currently expects it to last for at least one month.

 The Registrant believes that the steps it is taking to continue the integration of Southern Pacific and implement the Plan (including the limited embargo at the Laredo gateway) will alleviate the congestion and service issues affecting the Registrant and that substantial operational improvement will begin to occur in the near term. The Registrant is also prepared to take additional action, including transferring business to other carriers and arranging other temporary embargos on shipments to allow the Registrant to clear the system, if such actions become necessary. However, the Registrant does not believe that such additional actions are necessary at this time.

 In conjunction with the Plan, the Registrant is engaged in a comprehensive examination of its long-term capital spending program in the areas affected by congestion. The study focuses on further upgrading the Registrant's operations infrastructure in order to keep pace with business growth primarily driven by current and anticipated chemical plant expansion along the Gulf Coast as well as intermodal, automotive, industrial products, grain and Mexico business. The scope of the examination includes all terminal operations, yards, industrial complexes, joint operations, connecting routes and Mexican gateways in the El Paso-New Orleans corridor. The Registrant currently plans to spend more than $570 million on capital projects in Texas and Louisiana in 1998 and 1999. Management remains committed to capital spending to continue capacity expansion on its main lines and in its yards, upgrade and augment equipment to meet customer needs and develop and implement new technology.


          ANTICIPATED IMPACT OF CONGESTION ON 1998 OPERATIONS

 The cost of the congestion-related problems in 1997 was approximately
 $450 million, after tax, which reflected the combined effects of lost business, higher costs associated with system congestion, and costs associated with implementation of the Plan, alternate transportation and customer claims. Although progress has been made in improving service, the Railroad expects these problems to have an adverse impact on 1998 results, and on February 26, 1998, UPC announced that the problems would likely result in a loss during the first quarter of 1998. In addition, as a result of recent operating losses incurred by the Company and in order to fund its capital programs, the Company has incurred substantial incremental debt since December 31, 1997, and expects to incur significant additional debt during
 the remainder of 1998.   The timing of the Company's return to profitability
 will be determined by how rapidly it is able to eliminate congestion in the Gulf Coast region and at the Laredo gateway, and return to normal operations throughout its system.


           RESULTS OF OPERATIONS 1997 COMPARED TO 1996

 Reported Results: The Railroad reported 1997 net income of $620 million, a decline of $320 million from the $940 million reported in 1996. Results for 1996 included SP operating results from October (the effective point of common control) through December. The earnings decline reflected the impact of higher operating costs and lower business volumes from system congestion in 1997 (discussed above) and the full-year effect of incremental depreciation and interest costs associated with the purchase of Southern Pacific.

 The following discussion is based upon pro forma 1996 results which assumes the SP acquisition date of common control occurred on January 1, 1996:

 Pro Forma Results: The Railroad earned $620 million in 1997 compared to $871 million a year ago, a 29% year-over-year decline. This decline in earnings was the result of the business shortfalls and increased operating costs caused by system congestion that arose in the third quarter of 1997.

 Operating revenues were $9,981 million, down 1% from 1996 revenues of $10,113 million. The revenue decline was driven by a congestion-related decrease of 4% in carloadings that was largely offset by a 3% improvement in average commodity revenue per car (ARC) from improved traffic mix and longer haul lengths.

   Agricultural Products carloadings fell 9% leading to a $73 million (5%) decline in revenue. The volume decline reflected slow cycle times on wheat and corn shuttles, as well as congestion problems and related equipment shortages. In addition, strong worldwide wheat competition in the first half of 1997 hurt wheat exports. ARC rose 4% (longer-haul export traffic and higher rates from maintaining an inventory of cars for grain customers) helping to mitigate some of the revenue shortfall caused by volume declines.

   Automotive revenues grew $18 million (2%) as carloadings increased 3% on continued auto industry sales growth and new business opportunities with producers. Strong import and domestic demand caused finished vehicle carloadings to increase 3%, in spite of industry-wide equipment shortages and unscheduled auto plant shutdowns. Auto parts volumes grew by 2%, as strong volumes to and from Mexico out-paced congestion-related traffic diversions. Average commodity revenue per car declined $10 or 1% due to new shorter-haul business.

   Chemicals business volumes were flat, while ARC fell $32 or 2% (due to strong competitive pressures and increased short-haul business) leading to a $39 million (2%) revenue shortfall. Strong market demand could not be met due to acute system congestion in the Railroad's Southern corridor that resulted in diversion of business to alternate transportation modes and the BNSF.

   Energy revenues (primarily derived from coal operations) were up $16 million from 1996, as a 2% carloadings decline was more than offset by a 3% ARC improvement (higher-rated business and longer haul lengths). Volume decreases reflected the impact of congestion on the ability of the Railroad to meet strong domestic and foreign demand for low-sulfur, Powder River Basin (PRB) coal. During the peak of the congestion in 1997, daily trains out of the PRB averaged only 21 trains per day compared to 25 trains per day earlier in 1997 and 24 trains per day in 1996.

   Industrial Products carloadings declined 15%, while ARC grew 16% (longer average length of haul due to the absence of short haul moves eliminated by the sale of the Duck Creek North line) leading to a $40 million (2%) revenue decline. Volume decreases primarily reflected the impact of congestion and the above-mentioned line sale.

   Intermodal revenues improved $15 million (1%) reflecting higher volumes and unchanged ARC. Strong market demand and new business opportunities in the first half of 1997 were largely offset by congestion issues later in the year, including the temporary suspension of business in specific traffic corridors as part of the Plan. Results were also impacted by an industry-wide equipment shortages which allowed more business to be moved by trucks.

 Operating expenses rose $286 million (3%) to $8,728 million in 1997, primarily from congestion costs, one-time merger SP implementation costs and inflation. Cost increases were partially offset by merger benefits and company-wide cost containment efforts.

   Salaries, wages and employee benefits increased $50 million (1%), the result of higher recrew rates in the second half of 1997 caused by congestion, one-time merger severance payments and wage inflation from new national labor agreements. This was offset by reduced volumes and staff levels from merger consolidation and productivity gains.

   Equipment and other rent expense increased $139 million (12%) reflecting a congestion-related increase in car cycle times, which required the Company to increase the size of its car fleet, and incremental costs associated with a new program making more equipment available for grain customers. These higher costs were somewhat offset by a congestion-driven reduction in business volumes.

   Fuel and utility costs increased $3 million as higher year-over-year fuel prices, including the cost of fuel hedging, were offset by a reduced fuel consumption rate (improved locomotive efficiency and lower train speeds due to congestion) and lower volumes (system congestion).

   Depreciation charges rose $72 million (8%), primarily reflecting the Railroad's continued investment in equipment, rail infrastructure, capacity and technology.

   Materials and supplies costs declined $18 million (3%) as merger consolidation benefits were only partially offset by deferred maintenance costs on the SP's locomotive fleet.

   Other costs increased $40 million (3%), primarily due to alternate transportation costs and customer claims related to the system congestion, as well as one-time merger implementation costs--mainly training. These cost increases were partially offset by spending reductions and ongoing merger consolidation benefits.

 Operating income declined $418 million (25%) to $1,253 million in 1997, while the operating ratio deteriorated to 87.4 in 1997 from 83.5 in 1996--reflecting the effects of system congestion.

 Other income and expense, net improved $48 million to $301 million, primarily the result of lower interest rates and higher asset sales--including real estate, rail line and other non-operating asset sales.


                              OTHER MATTERS


 Federal Railroad Administration (FRA) Review: The Registrant suffered a number of severe accidents in 1997, although most safety measures for the year improved significantly, with reportable injuries, lost work days and grade crossing accidents all declining in excess of 20%. As a result of these accidents in 1997, the FRA reviewed the Registrant's operations and concluded that safety problems at the Registrant were the result of, among other things, a loss of focus on safety, personnel shortages and crew management problems. The FRA made several recommendations, including creating a joint committee of Railroad management, labor and the FRA to review and monitor all aspects of safety, adding an executive position for safety reporting directly to the President of the Railroad, creating a safety hotline (direct to the Railroad's President), re-evaluating all existing training programs and increasing the monitoring of train crew performance, crew fatigue and crew scheduling. All such FRA proposals have been implemented by the Railroad. The Railroad has also implemented a guaranteed time-off program for train employees to combat crew fatigue. On February 25, 1998, the FRA released a report stating that it was encouraged by the Registrant's initial progress but requiring the Registrant to submit written safety action plans and indicating that it would continue to monitor the Registrant's operations through site-specific inspections. The FRA has announced its intention to impose fines totaling $131,000 as a result of its review.

 Rail Service Proceedings: On October 2, 1997, the STB initiated a proceeding to investigate rail service problems in the western United States. On October 31, 1997, the STB issued an emergency service order that, among other things, (i) allows Texas Mexican Railway Company (Tex Mex) and, following a subsequent expansion of the order, BNSF to divert some traffic from the Registrant in order to reduce congestion on the Registrant's lines in Houston, Texas, (ii) directs the Registrant to suspend rail transportation service contract obligations of certain shippers at Houston that wish to route shipments over the Tex Mex system instead of the Registrant during the period of the service order and (iii) requires the Registrant to report to the STB weekly regarding service statistics. The emergency order was extended and expanded in certain respects on December 4, 1997 and again on February 25, 1998, when the STB, citing the gravity of the Registrant's congestion problems and characterizing them as "not yet close to being resolved", extended the duration of the emergency service order until August 2, 1998, the maximum period allowable under the law for the original order, and ordered the Registrant to augment its reporting on service issues and proposed infrastructure improvements for the Houston, Texas area.

 In the rail service proceedings, the STB rejected proposals by various parties for additional emergency measures. For example, the Railroad Commission of Texas (the "RTC") submitted proposals to the STB under which the Registrant would be required, among other things, to transfer certain lines in the Gulf Coast region to Tex Mex or a Houston terminal railroad. On February 17, 1998, the STB served an order declining to reconsider its denial of the RTC's proposals. Tex Mex and KCS have filed a petition for similar relief in the UP/SP merger oversight proceeding, and the Corporation and the Registrant have opposed that petition as being unsupported by any evidence and without merit.

 KCS and Tex Mex have also filed petitions with the STB challenging actions taken by the Registrant and BNSF to rationalize the operations of the Houston Belt & Terminal Railway Company (HBT), of which the Registrant and BNSF each owns 50 percent. The Registrant, BNSF and HBT have opposed those petitions.

 If continued implementation of financial and operational initiatives undertaken by the Company ultimately proves unsuccessful in alleviating the congestion and related service problems experienced by the Registrant, certain parties may request the STB to order the Registrant to take additional actions including, among other things, further diversions of traffic or the transfer of certain the Registrant's rail lines or other facilities to other railroads. While the Company believes that it is unlikely, there can be no assurance that one or more of such proposals, or proposals seeking similar relief might not be approved in some form, particularly if the Registrant is not successful in resolving its congestion problems in the Gulf Coast region within a reasonable period. In addition, if the congestion problems persist, the STB may institute a new proceeding at the end of the current one in light of developments concerning the Registrant's operations in 1998.

 Shipper Claims: Certain customers have submitted claims or stated their intention to submit claims to the Registrant for damages related to shipments delayed as a result of congestion problems, and certain customers have filed lawsuits seeking relief related to such delays. The nature of the damages sought by claimants includes, but is not limited to, contractual liquidated damages, freight loss or damage, alternative transportation charges, additional production costs, lost business and lost profits. In addition, some customers have asserted that they have the right to cancel contracts as a result of alleged material breaches of such contracts by Registrant. While the Company does not believe that such claims will have a material adverse effect on its consolidated financial condition, it is not possible to determine fully the effects of all asserted and unasserted claims. As the congestion problems continue, the Company expects additional claims by shippers. The Company will continue to evaluate the adequacy of its reserves for claims and expects to add to such reserves as appropriate.

 Personal Injury: Over the past 10 years, work-related injuries have declined by more than 10% annually, reflecting aggressive safety and training programs. In addition, after several years of rising costs, the average settlement cost per claim in 1997 has declined. Annual expenses for the Railroad's injury-related events were $328 million in 1997 (which includes a full year of Southern Pacific), $251 million in 1996 and $222 million in 1995. Compensation for work-related accidents is governed by the Federal Employers' Liability Act (FELA). Under FELA, damages are assessed based on a finding of fault through litigation or on out-of-court settlements. The Railroad offers a comprehensive variety of services and rehabilitation programs for employees who are injured at work.

 Workforce: Approximately 90% of the Railroad's 52,000 employees are represented by rail unions. Under the conditions imposed by the STB in connection with UPC's acquisition of SP, labor agreements between the Registrant and the unions must be negotiated before the Southern Pacific rail system can be fully integrated into that of the Registrant. To date, the Registrant has successfully reached agreements with the shopcraft, carmen, clerical and maintenance of way unions. The negotiations with the operating crafts are proceeding on schedule, with seven hub-and-spoke agreements currently in place. Under the hub-and-spoke concept, train crews are allowed to operate trains on multiple tracks in and out of major rail centers and return to a permanent home terminal, in contrast to traditional labor agreements that only allow train crew members to operate over a single line. The terms of ratified and pending labor agreements are not expected to have a material adverse effect on the Registrant's results of operations. The Registrant expects the remaining agreements to be finalized in 1998.

 Accounting Pronouncements: The American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities," effective for 1997, which clarifies the accounting for environmental remediation liabilities. Adoption did not have a significant impact on the Company's operating results or financial condition.

 In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" that will be effective in 1998. The Company anticipates minimal impact from this Statement.

 Also in June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" that will be effective in 1998. The Company currently complies with most provisions of this Statement, and any incremental disclosure required by that Statement is expected to be minimal.

 Year 2000 Costs: In 1995, the Company began modifying its computer systems to process transactions involving the year 2000 and beyond. Costs to convert these systems, estimated to total $46 million, are expensed as incurred. At year-end 1997, approximately 50% of the Company's systems have been modified, and the majority of the remaining systems are expected to be modified by year-end 1998. During 1999, systems will be tested to ensure compliance with year 2000 requirements.

 The Company is in the process of contacting entities with whom it exchanges data to determine the status of their year 2000 modification efforts. In addition, the Company is working with vendors who supply equipment and/or software that could experience year 2000 problems.

 The Company believes its systems will be successfully and timely modified. However, failure to do so by the Company or third parties with whom the Company does business could materially impact operations and financial results in the year 2000.

 Cautionary Information: Certain information included in this report contains, and other materials filed or to be filed by the Registrant with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Registrant) contain or will contain, forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Such forward-looking information may include, without limitation, statements that the Registrant does not expect that lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or other matters will have a material adverse effect on its consolidated financial condition, results of operations or liquidity and other similar expressions concerning matters that are not historical facts, and projections or predictions as to the Registrant's financial or operational results. Such forward-looking information is or will be based on information available at that time and is or will be subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to, whether the Registrant is fully successful in overcoming its congestion-related problems and implementing its Service Recovery Plan and other financial and operational initiatives, industry competition and regulatory developments, natural events such as floods and earthquakes, the effects of adverse general economic conditions, fuel prices, labor strikes, the impact of year 2000 systems problems, and the ultimate outcome of shipper claims related to congestion, environmental investigations or proceedings and other types of claims and litigation.

<EXHIBIT INDEX> 1

                               EXHIBIT INDEX


Exhibit Number

       2(a) Agreement and Plan of Merger, dated as of November 21, 1996, between UPRR and MPRR, is incorporated by reference to Exhibit 2 to UPRR's Current Report on Form 8-K dated January 16, 1997.

       2(b) Agreement and Plan of Merger, dated as of January 29, 1998, between UPRR and SPT is incorporated by reference to
                  Exhibit 2 to the Registrant's Current Report on Form 8-K dated February 13, 1998.

       3(a) Amended Certificate of Incorporation of the Registrant, effective as of February 1, 1998, is incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated February 13, 1998.

       3(b) By-Laws of the Registrant, as amended effective as of February 1, 1998, are incorporated herein by reference to
                  Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated February 13, 1998.

       4 Pursuant to various indentures and other agreements, the Registrant has issued long-term debt; however, no such agreement has securities or obligations covered thereby which exceed 10% of the Registrant's total consolidated assets. The Registrant agrees to furnish the Commission with a copy of any such indenture or agreement upon request by the Commission.

       10(a) Amended and Restated Anschutz Shareholders Agreement, dated as of July 12, 1996, among UPC, UPRR, The Anschutz Corporation (TAC), Anschutz Foundation (the Foundation), and Mr. Philip F. Anschutz (Mr. Anschutz), is incorporated herein by reference to Annex D to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to UPC's Registration Statement on Form S-4
                  (No. 33-64707).

       10(b) Amended and Restated MSLEF Shareholder Agreement, dated as of July 12, 1996, between UPC and The Morgan Stanley Leveraged Equity Fund II, L.P., is incorporated herein by


<EXHIBIT INDEX> 2

                  reference to Annex E to the Joint Proxy
                  Statement/Prospectus included in Post-Effective Amendment No. 2 to UPC's Registration Statement on Form S-4
                  (No. 33-64707).

       10(c) Amended and Restated Parent Shareholders Agreement, dated as of July 12, 1996, among UPC, Union Pacific Merger Co. (UP Merger) and SP is incorporated herein by reference to Annex F to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to UPC's Registration Statement on Form S-4 (No. 33-64707).

       10(d) Amended and Restated Anschutz/Spinco Shareholders Agreement, dated as of July 12, 1996, among Union Pacific Resources Group Inc. (Resources), TAC, the Foundation and Mr. Anschutz is incorporated herein by reference to Annex G to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to UPC's Registration Statement on Form S-4 (No. 33-64707).

       10(e) Amended and Restated Registration Rights Agreement, dated as of July 12, 1996, among UPC, TAC, and the Foundation is incorporated herein by reference to Annex H to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to UPC's Registration Statement on Form S-4 (No. 33-64707).

       10(f) Amended and Restated Registration Rights Agreement, dated as of July 12, 1996, among Resources, TAC, and the Foundation is incorporated herein by reference to Annex I to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to UPC's Registration Statement on Form S-4 (No. 33-64707).

       10(g) Amended and Restated Registration Rights Agreement, dated as of July 12, 1996, among UPC, UP Holding Company, Inc., UP Merger and SP is incorporated herein by reference to Annex J to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to UPC's Registration Statement on Form S-4 (No. 33-64707).

       10(h) Agreement, dated September 25, 1995, among UPC, the Registrant, MPRR and SP, SPT, D&RGW, SLSRC and SPCSL, on the one hand, and Burlington Northern Railroad Company
                  (BN) and The Atchison, Topeka and Santa Fe Railway Company (Santa Fe), on the other hand, is incorporated by

<EXHIBIT INDEX> 3

                  reference to Exhibit 10.11 to UPC's Registration Statement on Form S-4 (No. 33-64707).

       10(i) Supplemental Agreement, dated November 18, 1995, between UPC, UPRR, MPRR and SP, SPT, D&RGW, SLSRC and SPCSL, on the one hand, and BN and Santa Fe, on the other hand, is incorporated herein by reference to Exhibit 10.12 to UPC's Registration Statement on Form S-4 (No. 33-64707).

       12         Ratio of Earnings to Fixed Charges

       24         Powers of Attorney

       27         Financial Data Schedule