Form 10-Q
period 1998-03-31
UNION PACIFIC RAILROAD CO/DE
filed 1998-05-14
CIK 92259

<COVER PAGE>
                              FORM 10-Q

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549-1004

  (Mark One)

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 1998

                              OR

  [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934

  For the transition period from___________________ to _____________________

                    Commission file number 1-6146

                   UNION PACIFIC RAILROAD COMPANY
       (Exact name of Registrant as specified in its charter)

         DELAWARE                                94-6001323
  (State or other jurisdiction of             (I.R.S. Employer
   incorporation or organization)           Identification No.)

                 1416 DODGE STREET, OMAHA, NEBRASKA
              (Address of principal executive offices)

                              68179
                            (Zip Code)

                         (402) 271-5000
         (Registrant's telephone number, including area code)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  YES   X     NO
     ------      ------

   As of April 30, 1998, the Registrant had outstanding 4,465 shares of Common Stock, $10 par value, and 388 shares of Class A Stock, $10 par value.

   THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL
  INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS
    FORM WITH THE REDUCED DISCLOSURE FORMAT.

<INDEX PAGE>

                     UNION PACIFIC RAILROAD COMPANY
                                INDEX


                     PART I.  FINANCIAL INFORMATION
                     ------------------------------



                                                                Page Number
                                                                -----------


  ITEM 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

           CONDENSED STATEMENT OF CONSOLIDATED INCOME
           AND RETAINED EARNINGS - For the Three
           Months Ended March 31, 1998 and 1997 . . . . . . . . . .      1

           CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL
           POSITION - At March 31, 1998 and
           December 31, 1997. . . . . . . . . . . . . . . . . . . .      2

           CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
           - For  the Three Months Ended
           March 31, 1998 and 1997. . . . . . . . . . . . . . . . .      4

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL
           STATEMENTS . . . . . . . . . . . . . . . . . . . . . . .      5

  ITEM 2:  MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS
           OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . .     10




                       PART II.  OTHER INFORMATION
                       ----------------------------


  ITEM 1:  LEGAL PROCEEDINGS. . . . . . . . . . . . . . .  . . . .      18

  ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K . . . . . .  . . . . .      20

  SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .      22

  PART I - FINANCIAL INFORMATION
  ------------------------------

  ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

       CONDENSED STATEMENT OF CONSOLIDATED INCOME AND RETAINED EARNINGS
            For The Three Months Ended March 31, 1998 and 1997
            --------------------------------------------------
                       (Millions of Dollars)
                            (Unaudited)
                                                1998           1997
                                             ---------      ---------
  Operating Revenues . . . . . . . . . .       $2,284         $2,563
                                               ------         ------
  Operating Expenses:
   Salaries, wages and employee
     benefits. . . . . . . . . . . . . .          884            855
   Equipment and other rents . . . . . .          356            314
   Fuel and utilities  (Note 3). . . . .          208            281
   Depreciation and amortization . . . .          246            240
   Materials and supplies. . . . . . . .          132            148
   Purchased services. . . . . . . . . .          141            159
   Other costs (Note 5). . . . . . . . .          264            213
                                               ------         ------
     Total . . . . . . . . . . . . . . .        2,231          2,210

  Operating Income . . . . . . . . . . .           53            353
  Other Income - Net . . . . . . . . . .           18             36
  Interest Expense (Note 3). . . . . . .         (134)          (122)
                                               ------          ------

  Income (Loss) Before Income Taxes. . .          (63)           267
  Income Tax Expense (Benefit) . . . . .          (31)            97
                                               ------         ------
     Net Income (Loss) . . . . . . . . .       $  (32)        $  170
                                               ======         ======
  Retained Earnings:
   Beginning of period . . . . . . . . .        4,110          3,939
   Net income (loss) (Note 6). . . . . .          (32)           170
   Dividends to parent . . . . . . . . .         (110)          (109)
                                               ------         ------
        End of Period. . . . . . . . . .       $3,968         $4,000
                                               ======         ======
  Ratio of Earnings to Fixed
     Charges (Note 4). . . . . . . . . .           .6            2.5
                                                   ==            ===


  The accompanying accounting policies and notes to condensed financial statements are an integral part of these statements.

    UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

        CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
        ------------------------------------------------------
                        (Millions of Dollars)
                            (Unaudited)


                                                  March 31,     December 31,
  ASSETS                                             1998           1997
  ------                                        -----------     ------------
  Current Assets:
   Cash and temporary investments  . . . . .     $    48          $    50
   Accounts receivable - net (Note 3)  . . .         390              456
   Materials and supplies  . . . . . . . . .         301              288
   Other current assets  . . . . . . . . . .         193              251
                                                 -------          -------
     Total Current Assets  . . . . . . . . .         932            1,045
                                                 -------          -------

  Investments:
   Investments in and advances to
    affiliated companies . . . . . . . . . .         652              595
   Other investments . . . . . . . . . . . .          29               29
                                                 -------          -------
     Total Investments . . . . . . . . . . .         681              624
                                                 -------          -------
  Properties, at cost:
   Road and other  . . . . . . . . . . . . .      23,867           23,610
   Equipment . . . . . . . . . . . . . . . .       7,241            7,084
                                                 -------          -------
     Total Properties  . . . . . . . . . . .      31,108           30,694
   Less accumulated depreciation and
     amortization  . . . . . . . . . . . . .       5,365            5,208
                                                 -------          -------
     Properties - Net  . . . . . . . . . . .      25,743           25,486
                                                 -------         --------
  Other Assets . . . . . . . . . . . . . . .         123               92
                                                 -------         --------
     Total Assets  . . . . . . . . . . . . .     $27,479          $27,247
                                                 =======          =======



  The accompanying accounting policies and notes to condensed financial statements are an integral part of these statements.

    UNION  PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

          CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
          ------------------------------------------------------
                          (Millions of Dollars)
                               (Unaudited)


                                               March 31,    December 31,
  LIABILITIES AND STOCKHOLDER'S EQUITY           1998           1997
  ------------------------------------         ---------    ------------
  Current Liabilities:
   Accounts payable  . . . . . . . . . . .      $   448       $   660
   Accrued wages and vacation  . . . . . .          377           382
   Taxes payable . . . . . . . . . . . . .          263           263
   Casualty and other reserves . . . . . .          365           364
   Debt due within one year  . . . . . . .          129           229
   Other current liabilities (Note 2). . .          800           869
                                                -------       -------
     Total Current Liabilities . . . . . .        2,382         2,767
                                                -------       -------
  Debt Due After One Year  . . . . . . . .        2,415         2,361

  Deferred Income Taxes  . . . . . . . . .        6,670         6,698

  Retiree Benefit Obligations  . . . . . .          759           749

  Due to UPC Long-Term . . . . . . . . . .        4,824         3,993

  Other Liabilities (Note 2 and 5) . . . .        1,650         1,758

  Redeemable Preference Shares . . . . . .           29            29

   Series A, $10,000 par value; 4,829 shares
   Series B, $10,000 par value; 436 shares

  Stockholder's Equity (Note 2):
   Common stock - $10.00 par value; 9,200
     shares authorized and 4,465 . . . . .            -             -
   Class A stock - $10.00 par value; 800
     shares authorized and 388 . . . . . .            -             -
  Capital surplus  . . . . . . . . . . . .        4,782         4,782
   Retained earnings . . . . . . . . . . .        3,968         4,110
                                                -------       -------
     Total Stockholder's Equity  . . . . .        8,750         8,892
                                                -------       -------
     Total Liabilities and Stockholder's
        Equity . . . . . . . . . . . . . .      $27,479       $27,247
                                                =======       =======



  The accompanying accounting policies and notes to condensed financial statements are an integral part of these statements.

    UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

              CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
            For the Three Months Ended March 31, 1998 and 1997
            --------------------------------------------------
                          (Millions of Dollars)
                               (Unaudited)


                                                     1998             1997
 Cash from Operations:

   Net Income (Loss) (Note 5). . . . . . . .       $ (32)           $ 170

   Non-Cash Charges to Income:
     Depreciation and amortization . . . . .         246              240
     Deferred income taxes . . . . . . . . .         (27)              35
     Other - net . . . . . . . . . . . . . .         (54)             (48)
   Changes in current assets and
     liabilities . . . . . . . . . . . . . .        (272)             (98)
                                                   -----            -----
     Cash Provided (Used) by
             Operations. . . . . . . . . . .        (139)             299
                                                   -----            -----
  Investing Activities:

   Capital investments . . . . . . . . . . .        (518)            (402)
   Other - net . . . . . . . . . . . . . . .         (25)             (30)
                                                   -----            -----
     Cash Used in Investing Activities . . .        (543)            (432)
                                                   -----            -----

  Equity and Financing Activities:

   Debt repaid . . . . . . . . . . . . . . .        (132)             (89)
   Financings  . . . . . . . . . . . . . . .          91               80
   Dividends paid to parent . . . . .  . . .        (110)            (109)
   Advances from affiliated
    companies - net. . . . . . . . . . . . .         831              237
                                                   -----            -----
     Cash Provided by Equity and
        Financing Activities . . . . . . . .         680              119
                                                   -----            -----
     Net Change in Cash and Temporary
             Investments . . . . . . . . . .       $  (2)           $ (14)
                                                   =====            =====


  The accompanying accounting policies and notes to condensed financial statements are an integral part of these statements.

     UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       ------------------------------------------------------
                           (Unaudited)


  1. RESPONSIBILITIES FOR FINANCIAL STATEMENTS: The condensed consolidated inancial statements of Union Pacific Railroad Company (the Company or the Railroad) are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended
     December 31, 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results for the year ending December 31, 1998. Certain 1997 amounts have been reclassified to conform to the 1998 financial statement presentation.

  2. ACQUISITION OF SOUTHERN PACIFIC RAIL CORPORATION (SOUTHERN PACIFIC OR
     SP): Union Pacific Corporation (UPC or the Corporation) consummated the acquisition of Southern Pacific in September 1996. The acquisition of Southern Pacific has been accounted for using the purchase method. On February 1, 1998, Union Pacific Railroad Company, a Utah Corporation (UPRR-Utah), was merged with and into Southern Pacific Transportation Company, a Delaware Corporation (SPT), the principal SP rail affiliate (the SPT Merger), with SPT continuing as the surviving corporation and changing its name to "Union Pacific Railroad Company" (UPRR), immediately following the SPT Merger. Immediately prior to the SPT Merger, SPT was a wholly-owned, indirect subsidiary of UPC, and UPRR-Utah was a subsidiary of UPC, with all of the issued and outstanding shares of voting stock of UPRR-Utah being owned, directly or indirectly, by UPC. UPRR-Utah and SPT operated as a unified system before and after the SPT Merger.

     The SPT Merger has been accounted for in a manner similar to a pooling-of-interest combination of entities under common control since both entities involved in the merger were indirect wholly-owned subsidiaries of UPC at the date of the SPT Merger and with the surviving entity continuing as such.

     In connection with the continuing integration of UPRR-Utah and Southern Pacific's rail operations (collectively, the Railroad), the Company is continuing to eliminate duplicate positions, (primarily positions other than train crews), relocate positions, merge or dispose of redundant facilities, dispose of certain rail lines and cancel uneconomical and duplicative SP contracts. The Company has also repaid certain of Southern Pacific's debt obligations. The Company recognized a $958 million liability in the Southern Pacific purchase price allocation for costs associated with SP's portion of these activities.

     Through March 31, 1998, approximately $323 million in merger-related costs were paid by the Company and charged against these reserves, principally composed of approximately $160 million and $70 million, respectively, for severance and relocation payments made to approximately 3,700 Southern Pacific employees and approximately $63 million for labor protection payments. The Company expects the remaining merger payments will be made over the course of the next five years as the rail operations of UPRR-Utah and the SP are integrated and labor negotiations are completed and implemented.

     In addition, the Company expects to incur approximately $206 million in acquisition-related costs through 1999 for severing or relocating UPRR-Utah employees, disposing of certain UPRR-Utah facilities, training and equipment upgrading. These costs will be charged to expense as incurred over the next two years. Results for the three months ended March 31, 1998 include $18 million (after tax) in acquisition-related operating costs.

  3. FINANCIAL INSTRUMENTS:

     Risk Management: The Company uses derivative financial instruments in limited instances for other than trading purposes to manage risk as it relates to fuel prices and interest rates. Where the Company has fixed interest rates or fuel prices through the use of swaps, futures or forward contracts, the Company has mitigated the downside risk of adverse price and rate movements; however, it has also limited future gains from favorable movements.

     The Company addresses market risk related to these instruments by selecting instruments whose value fluctuations highly correlate with the underlying item being hedged. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring minimum credit standards for counterparties and monthly settlements. The total credit risk associated with the Company's counterparties was $36 million at March 31, 1998. The Company has not been required to provide, nor has it received, any collateral relating to its hedging activity.

     The fair market value of the Company's derivative financial instrument positions at March 31, 1998 were determined based upon current fair market values as quoted by recognized dealers, or developed based on the present value of expected future cash flows discounted at the applicable zero coupon U.S. treasury rate and swap spread.

     Fuel: Over the past three years, fuel costs approximated 10% of the Company's total operating expenses. As a result of the significance of the fuel costs and the historical volatility of fuel prices, the Company periodically uses swaps, futures and forward contracts to mitigate the impact of fuel price volatility. The intent of this program is to protect the Company's operating margins and overall profitability from adverse fuel price changes. At March 31, 1998, the Company had hedged 49% of its estimated remaining 1998 fuel consumption at $0.51 per gallon on a Gulf Coast basis and had outstanding swap agreements covering its fuel purchases of $267 million, with gross and net liability positions of $28 million. Fuel hedging increased the Company's first quarter 1998 and 1997 fuel costs by $14.5 million and $.1 million, respectively.

     Interest Rates: The Company controls its overall risk relating to fluctuations in interest rates by managing the proportion of fixed and floating rate debt instruments within its debt portfolio over a given period. Derivatives are used in limited circumstances as one of the tools to obtain the targeted mix. The mix of fixed and floating rate debt is largely managed through the issuance of targeted amounts of such debt as debt maturities occur or as incremental borrowings are required. The Company also obtains additional flexibility in managing interest cost and the interest rate mix within its debt portfolio by issuing callable fixed rate debt securities.

     At March 31, 1998, the Company had outstanding interest rate swaps on $109 million of notional principal amount of debt (4% of the total debt portfolio, excluding obligations to the Corporation) with gross and net liability positions of $8 million. These contracts mature over the next one to eight years. Interest rate hedging activity increased interest expense in both the first quarter of 1998 and 1997 by less than $1 million.

     Sale of Receivables: The Company has sold, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable. At December 31, 1997 and March 31, 1998, accounts receivable are presented net of the $650 million of receivables sold.

  4. RATIO OF EARNINGS TO FIXED CHARGES: The ratio of earnings to fixed charges has been computed on a total enterprise basis. Earnings represent income from continuing operations less equity in undistributed earnings of unconsolidated affiliates, plus income taxes and fixed charges. Fixed charges represent interest, amortization of debt discount and expense, and the estimated interest portion of rental charges. For the three months ended March 31, 1998, fixed charges exceeded earnings by approximately $73 million.

  5. COMMITMENTS AND CONTINGENCIES: There are various claims and lawsuits pending against the Company. Certain customers have submitted claims or stated their intention to submit claims to the Company for damages related to shipments delayed in transit as a result of congestion problems and certain customers have filed lawsuits seeking to recover damages for such delays. The nature of the damages sought by claimants includes, but is not limited to, contractual liquidated damages, freight loss or damage, alternative transportation charges, additional production costs, lost business and lost profits. In addition, some customers have asserted that they have the right to cancel contracts as a result of alleged material breaches of such contracts by the

     Railroad. The Company expects additional claims by shippers. The Company will continue to evaluate the adequacy of its reserves for claims and expects to add to such reserves as appropriate.

     The Railroad is also party to certain regulatory proceedings before the Surface Transportation Board of the U.S. Department of Transportation
     (STB). One proceeding pertains to rail service problems in the western United States. As an outgrowth of this proceeding, the STB has issued an emergency service order imposing certain temporary measures on the Railroad designed, among other things, to reduce congestion on the Railroad's lines in the Houston, Texas area. A second proceeding, initiated under the STB's continuing oversight jurisdiction with respect to the Corporation's acquisition of Southern Pacific and consolidation of Southern Pacific with UPRR-Utah (and separate from the STB's regularly-scheduled annual proceeding to review the implementation of the merger and the effectiveness of the conditions that the STB imposed on it), is for the purpose of considering the justification for and advisability of any proposals for new remedial conditions to the merger as they pertain to service in the Houston, Texas/Gulf Coast area, including, proposals by Kansas City Southern Railway Company (KCS), Texas Mexican Railway Company (Tex Mex) and the Greater Houston Partnership (GHP) for the forced transfer by the Railroad to Tex Mex of certain lines and facilities in and around Houston, the establishment of a "neutral" switching operation in the greater Houston area and the permanent adoption of provisions in the STB's emergency service order that expanded Tex Mex's right to handle traffic to and from Houston. In addition, the STB has initiated various inquiries and formal rule-making proceedings regarding certain elements of rail regulation following two days of hearings by the STB at the request of two members of Congress and in response to shippers' expressions of concern regarding railroad service quality, railroad rates and allegedly inadequate regulatory remedies. If the Railroad is unsuccessful in eliminating the remaining congestion and service problems affecting its system, the STB could issue a new emergency service order with the expiration of the current one and order the Railroad to take additional actions including, among other things, further diversions of traffic or the transfer of certain rail lines or other facilities to other railroads. In addition, there can be no assurance that the proposals advanced by parties in the remedial conditions proceeding or the proceedings initiated in response to the rail regulation hearings will not be approved in some form. Should the STB or Congress take aggressive action in the rail regulation proceedings (e.g., by making purportedly competition-enhancing changes in rate and route regulation and "access" provisions), the adverse effect on the Railroad and other rail carriers could be material.

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

     In addition, UPC and certain of its officers and directors are currently defendants in two purported class action securities lawsuits, and certain current and former directors of the Corporation are currently defendants in a purported derivative action filed on behalf of the Corporation. The class action suits allege, among other things, that management failed to properly disclose the Railroad's service and safety problems and thereby issued materially false and misleading statements concerning the merger with SP and the safe, efficient operation of its rail network. The derivative action alleges, among other things, that the named current and former directors breached their fiduciary duties to the Corporation by approving the mergers of SP and Chicago and Northwestern Transportation Company into the Corporation without ensuring that the Corporation or the Railroad had adequate systems in place to effectively integrate those acquisitions into the operations of the Corporation and the Railroad. Because both the size of the class and the damages are uncertain, UPC and the Railroad are unable at this time to determine the potential liability, if any, which might arise from these lawsuits. Management believes that these claims are without merit and intends to defend them vigorously.

     It is not possible at this time for the Company to fully determine the effect of all unasserted claims on its consolidated financial condition, results of operations or liquidity; however, to the extent possible, where unasserted claims can be estimated and where such claims are considered probable, the Company has recorded a liability. The Company does not expect that any known lawsuits, claims, environmental costs, commitments or guarantees will have a material adverse effect on its consolidated financial condition.

  6. ACCOUNTING PRONOUNCEMENTS: In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 130, "Reporting Comprehensive Income" (FAS 130), that is effective for all periods in 1998, including interim periods. The Company has adopted the provisions of FAS 130 effective January 1, 1998. The components of comprehensive income include, among other things, changes in the market value of futures contracts which qualify for hedge accounting and a net loss recognized as an additional pension liability but not yet recognized as net periodic pension cost. There is no impact from adopting FAS 130 for the three months ended March 31, 1998.

     Also in June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," that is effective in 1998. The Company currently complies with most provisions of this Statement, and any incremental disclosure required by that Statement is expected to be minimal.

     In February 1998, the FASB issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," that is effective in 1998 (FAS 132). FAS 132 revises and standardizes disclosures required by FAS 87, 88, and 106. Restatement of the retirement plans footnote will be required for all earlier periods presented in comparative financial statements at December 31, 1998.


  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

        MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

        Three Months Ended March 31, 1998 Compared to March 31, 1997
        ------------------------------------------------------------

                           Mergers
                           -------

  On February 1, 1998, Union Pacific Railroad Company, a Utah Corporation (UPRR-Utah), was merged with and into Southern Pacific Transportation Company, a Delaware Corporation (SPT), the principal SP rail affiliate (the SPT Merger), with SPT continuing as the surviving corporation and changing its name to "Union Pacific Railroad Company" (UPRR), immediately following the SPT Merger. Immediately prior to the SPT Merger, SPT was a wholly-owned, indirect subsidiary of UPC, and UPRR-Utah was a subsidiary of UPC, with all of the issued and outstanding shares of voting stock of UPRR-Utah being owned, directly or indirectly, by UPC. UPRR-Utah and SPT operated as a unified system before and after the SPT Merger.

  The SPT Merger has been accounted for in a manner similar to a pooling-of-interest combination of entities under common control since both entities involved in the merger were indirect wholly-owned subsidiaries of UPC at the date of the SPT Merger and with the surviving entity continuing as such.

                        Congestion and Service Issues
                        -----------------------------

  As previously reported in the Company's 1997 Annual Report on Form 10-K, congestion in and around Houston and the coastal areas of Texas and Louisiana (the Gulf Coast region) began to have a material adverse effect on the Company's operations and earnings in the third quarter of 1997. System congestion started in the Gulf Coast region and spread throughout the system as the Railroad shifted resources to help mitigate the problem in the Gulf Coast region. The congestion was brought on by, among other things, crew shortages and restricted track access caused by necessary track maintenance on former Southern Pacific lines, increased demand, washouts due to severe weather, derailments and congestion at Texas/Mexico gateways. Traffic slowed further as rail yards in the Gulf Coast region filled, slowing access into and out of the yards and forcing trains to be held on sidings. Slower average train velocity led to a greater need for locomotives in the region. As traffic in the region backed up and the Railroad redeployed locomotives to the Gulf Coast region to help alleviate local congestion, congestion problems spread to other parts of the Railroad's system during the third and fourth quarters of 1997.

  To restore service to acceptable levels, the Railroad implemented a Service Recovery Plan (the Plan) in October, 1997. The Plan focuses on reducing the number of cars on the system and restoring system velocity, which, in turn, results in more reliable service to customers. Implementation of the Plan has resulted in improvement in the overall operation of the Railroad and is addressing congestion problems in the Gulf Coast region and the surrounding southeast portion of the Railroad's system (although intermittent periods of congestion continue to arise in other regions, primarily in the Midwest). In late March and early April 1998, congestion in the Gulf Coast region was aggravated by several severe storms and congestion caused by operational problems on Mexican railroad lines south of Laredo, Texas. However, operational initiatives subsequently implemented by the Railroad, including the Railroad's embargo of most southbound traffic destined for the Laredo gateway, have substantially reduced congestion on the Railroad's lines in the Gulf Coast region.

  In connection with its integration with Southern Pacific, the Company has implemented (i) TCS in the southeast portion of UPRR's system, which includes the Gulf Coast region, where the cut over to TCS occurred on December 1, 1997, (ii) directional running from Dexter Junction, Missouri, on the north, across Arkansas, western Louisiana and eastern Texas to the Houston and San Antonio areas on the south, beginning on February 1, 1998 and (iii) the hub-and-spoke labor agreements in Texas and Arkansas. Although the Company believes that the full implementation of these changes is essential to achieving significant long-term benefits, their implementation also contributed to the persistence of congestion in the affected Gulf Coast region during late 1997 and early 1998.

  On March 28, 1998, the Railroad embargoed most southbound traffic destined for the Laredo, Texas gateway to address worsening congestion at that gateway and clear the backlog of cars waiting to cross into Mexico. The embargo applied to grain, chemicals, industrial products and coal, but not finished automobiles, auto parts or intermodal traffic or any northbound traffic through Laredo. The Railroad rerouted some of the embargoed traffic through other Railroad gateways to Mexico, none of which were subject to the embargo. The Railroad believed that this embargo was necessary because congestion problems principally within Mexico and agricultural inspection delays at the border that affected the Laredo gateway had worsened during the weeks preceding the imposition of the embargo and were affecting other areas within the southeast region of its system, resulting in a substantial backlog of cars waiting to move south to Laredo. Imposition of the embargo quickly resulted in a significant reduction in the backlog of cars. Accordingly, on April 14, 1998, the

  Railroad amended the embargo to introduce permitting to control traffic volumes. The permitting system allowed customers to move traffic that had been embargoed while allowing the Railroad to meter southbound traffic to prevent any surge of business that could again block the Laredo crossing. On April 16, 1998, the Railroad further amended the embargo to eliminate permit requirements for domestic shipments terminating at Laredo, and on April 22, 1998, the Railroad canceled the embargo.

  Financial Impact of Congestion - The Railroad has estimated that the cost of the congestion-related problems for the three months ended March 31, 1998 was approximately $260 million, after tax, which reflected the combined effects of lost business, higher costs associated with system congestion, costs associated with implementation of the Plan, alternate transportation and customer claims. Although progress has been made in improving service, the Railroad expects these problems to continue to have an adverse impact on 1998 results. In addition, as a result of recent operating losses incurred by the Railroad and in order to fund its capital programs, the Corporation has incurred substantial incremental debt since December 31, 1997, and obtained additional financing on April 1, 1998 from a private placement of $1.5 billion of 6-1/4% preferred securities of Union Pacific Capital Trust, a statutory business trust sponsored by the Corporation, which securities are convertible into common stock of the Corporation at an initial conversion price of $68.90. The timing of the Corporation's return to profitability will be determined by how rapidly it is able to eliminate congestion, and return to normal operations throughout its system.

                            Results of Operations
                            ----------------------

  The Company reported a loss of $32 million in the first quarter of 1998, compared to $170 million of reported net income in 1997. This decline in earnings is the result of the continuing effects of congestion on the Company's operations, which was estimated to cost the Company approximately $260 million after-tax in the first quarter of 1998. Both periods included the impact of one-time SP merger-related costs for severance, relocation and training of employees ($18 million reduction in net income in 1998 and $9 million reduction in net income in 1997).

  The operating ratio for the first quarter of 1998 was 97.7, which included approximately 15 points estimated to be attributable to congestion costs (both lost business and incremental operating costs). This compares to an operating ratio of 86.2 for the same period in 1997. Operating revenues fell $279 million (11%) to $2.28 billion in 1998. This decrease reflects continuing congestion, the impact of the Asian crisis on export grain and intermodal markets and weak grain demand as farmers delay shipments due to the current grain price environment. Average commodity revenue per car
  (ARC) fell 1% to $1,149 per car, while total carloadings fell 9% (approximately 189,000 cars). Commodity revenue in 1998 fell 10% over the same period in 1997 as shown in the table below:

                              Commodity Revenue
                         Three Months Ended 3/31/98
                        ----------------------------

                                                         Versus 1997
                                          Commodity   -----------------
  (Revenue in 000's)     Cars     ARC      Revenue      Change       %
  ------------------   -------  ------    ---------   ----------   ----

  Automotive           159,400  $1,446   $  230,464   $  (6,973)    (3)
  Agricultural         203,177   1,554      315,786     (87,410)   (22)
  Intermodal           590,115     606      357,506     (56,924)   (14)
  Chemicals            222,798   1,749      389,773     (43,719)   (10)
  Energy               442,094   1,124      496,988     (15,207)    (3)
  Industrial           320,602   1,359      435,709     (40,502)    (9)
                     ---------  ------   ----------   ----------   ----

  Total Commodity    1,938,186  $1,149   $2,226,226   $(250,735)   (10)
                     =========  ======   ==========   ==========   ====

  Automotive: Commodity revenue fell $7 million or 3% to $230 million, despite a 1% increase in carloadings, reflecting new business opportunities and steady economic conditions in the Automotive industry. Strong demand and the new Ford business led the 3% increase in finished autos carloadings, while parts volumes fell 2% resulting from congestion-related diversions of traffic and inventory control by major manufacturers. Average commodity revenue per car declined 4%, resulting from generally shorter-haul Ford business and less long-haul Mexico business.

  Agricultural Products: Commodity revenue fell 22% to $316 million. Carloadings declined 18% to 203,000 cars, primarily the result of a 25% decrease in corn volumes due to soft export demand (strong foreign production and the effect on exchange rates due to the Asian crisis), as well as, continued congestion. Most agricultural products suffered from congestion problems and related equipment shortages; meals and oils were the only bright spot, as U.S. producers benefitted from strong export markets, primarily to Mexico. Average commodity revenue per car declined 5%, largely the result of weak exports, which significantly reduced the average length of haul.

  Intermodal: Commodity revenue declined 14% to $358 million, while carloadings fell 12% to 590,000 loads--the result of continued congestion and related diversions of traffic, as well as equipment imbalances caused by strong imports and weak exports. Average commodity revenue per car fell 1%, as unfavorable mix was largely offset by new longer-haul business.

  Chemicals: Carloadings declined 6% to 223,000 cars and commodity revenue decreased $44 million (10%) to $390 million. The decline in volume resulted principally from system congestion (partially the result of congestion of traffic crossing at the Mexican border), which more than offset strong market demand. Average commodity revenue per car declined 4% due to generally shorter hauls (storage-in-transit moves for plastic and strong growth in short-haul potash moves) and unfavorable product mix.

  Energy (Primarily Coal): Commodity revenue fell 3% to $497 million in 1998, driven by a 3% decrease in carloadings. Continued congestion problems, diversions of business to competing roads and a late February blizzard led the decline, despite strong demand. Average commodity revenue per car was flat quarter over quarter. Powder River Basin (PRB) train cycles fell slightly from first quarter 1997, 24.8 in 1998 vs. 25.1 in 1997; however, longer trains (117.6 cars/train in 1998 vs. 114.1 in 1997) boosted loads by approximately 3,200 units helping to improve PRB business versus 1997. All other mine locations posted declines, largely due to congestion and related train cycle time issues.

  Industrial Products: Carloadings decreased 10%, while commodity revenue declined 9% to $436 million. Volume declines resulted primarily from continued congestion (in the Southern tier and the Pacific Northwest), as well as, the Company's sale of its Duck Creek North line in 1997. Average commodity revenue per car improved 1%, the result of the absence of shorter-haul Duck Creek North business and favorable mix changes.

  Operating expenses were $2,231 million, $21 million (1%) higher than the first quarter 1997 operating costs of $2,210 million. Higher operating costs reflected approximately $77 million of congestion-related costs ($148 million of congestion-related costs offset by $71 million of volume savings from lower business levels). The impact of congestion was partially offset by lower fuel costs, merger benefits and volume-related cost savings, as carloads were off 9% and gross-ton miles were down 10%.

  Labor expense was $29 million (3%) higher than 1997, as net congestion-related costs and wage inflation were partially offset by merger consolidation benefits. Quarter-over-quarter, the work force levels were virtually flat, as merger-related staff reductions and attrition were offset by new hiring for train and engine crews.

  Depreciation expense grew $6 million or 3% to $246 million due to the Company's extensive capital program in 1997 and 1998. The Company spent over $2 billion on capital projects in 1997 and anticipates spending $2.2 billion in 1998 of which $400 million will be merger-related.

  Materials and Supplies expenditures were down $16 million (11%) from first quarter 1997. More rebuild projects (which are capitalized) and less maintenance projects in 1998 plus the absence of large program maintenance projects on freight cars in 1998 accounted for the quarter-over-quarter decline.

  Fuel and Utilities expenses were down $73 million or 26% from 1997, reflecting lower fuel prices and congestion-related volume declines. A reduction in gross-ton miles quarter-over-quarter (down 10%) generated volume-related fuel savings of $24 million versus 1997. Prices were down
  11.7 cents per gallon to 63.6 cents, saving $33 million. The fuel consumption rate of 1.416 gallons per thousand gross-ton miles improved 3% from last year's 1.457 (largely slower locomotive speeds), lowering the Company's fuel costs by another $7 million.

  Rent Expense was up 13% ($42 million) versus 1997, as system congestion (which hindered car cycle times) combined with unfavorable rates (strong market demand for equipment) to drive up equipment rent costs.

  Other Costs (including purchased services) increased $33 million(9%) from 1997, reflecting higher costs for customer claims and service recovery initiatives (focused on combating system congestion). Congestion -related cost increases were partially offset by merger consolidation benefits (trackage rights reimbursements and contract pricing savings) and cost savings from company-wide cost control efforts.

  Operating income declined $300 million to $53 million in 1998, reflecting the effect of continued congestion and inflation. Interest expense increased $12 million to $134 million, principally resulting from higher debt levels. Other income, net declined $18 million due to the absence of the Duck Creek North branch line sale in 1997. Income taxes decreased $128 million to a benefit of $31 million, primarily reflecting lower income before income taxes.

                                Other Matters
                                --------------

  Accounting Pronouncements: In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 130, "Reporting Comprehensive Income" (FAS 130), that is effective for all periods in 1998, including interim periods. The Company has adopted the provisions of FAS 130 effective January 1, 1998. The components of comprehensive income include, among other things, changes in the market value of futures contracts which qualify for hedge accounting and a net loss recognized as an additional pension liability but not yet recognized as net periodic pension cost. There is no impact from adopting FAS 130 for the three months ended March 31, 1998.

  Also in June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," that is effective in 1998. The Company currently complies with most provisions of this Statement, and any incremental disclosure required by that Statement is expected to be minimal.

  In February 1998, the FASB issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," that is effective in 1998 (FAS 132). FAS 132 revises and standardizes disclosures required by FAS 87, 88, and 106. Restatement of the retirement plans footnote will be required for all earlier periods presented in comparative financial statements at December 31, 1998.

  Commitments and Contingencies - There are various claims and lawsuits pending against the Company. Certain customers have submitted claims or stated their intention to submit claims to the Company for damages related to shipments delayed in transit as a result of congestion problems and certain customers have filed lawsuits seeking to recover damages for such delays. The nature of the damages sought by claimants includes, but is not limited to, contractual liquidated damages, freight loss or damage, alternative transportation charges, additional production costs, lost business and lost profits. In addition, some customers have asserted that they have the right to cancel contracts as a result of alleged material breaches of such contracts by the Railroad. The Company expects additional claims by shippers. The Company will continue to evaluate the adequacy of its reserves for claims and expects to add to such reserves as appropriate.

  The Railroad is also party to certain regulatory proceedings before the Surface Transportation Board of the U.S. Department of Transportation
  (STB). One proceeding pertains to rail service problems in the western United States. As an outgrowth of this proceeding, the STB has issued an emergency service order imposing certain temporary measures on the Railroad designed, among other things, to reduce congestion on the Railroad's lines in the Houston, Texas area. A second proceeding, initiated under the STB's continuing oversight jurisdiction with respect to the Corporation's acquisition of Southern Pacific and consolidation of Southern Pacific with UPRR-Utah (and separate from the STB's regularly-scheduled annual proceeding to review the implementation of the merger and the effectiveness of the conditions that the STB imposed on it), is for the purpose of considering the justification for and advisability of any proposals for new remedial conditions to the merger as they pertain to service in the Houston, Texas/Gulf Coast area, including, proposals by Kansas City Southern Railway Company (KCS), Texas Mexican Railway Company (Tex Mex) and the Greater Houston Partnership (GHP) for the forced transfer by the Railroad to Tex Mex of certain lines and facilities in and around Houston, the establishment of a "neutral" switching operation in the greater Houston area and the permanent adoption of provisions in the STB's emergency service order that expanded Tex Mex's right to handle traffic to and from Houston. In addition, the STB has initiated various inquiries and formal rule-making proceedings regarding certain elements of rail regulation following two days of hearings by the STB at the request of two members of Congress and in response to shippers' expressions of concern regarding railroad service quality, railroad rates and allegedly inadequate regulatory remedies. If the Railroad is unsuccessful in eliminating the remaining congestion and service problems affecting its system, the STB could issue a new emergency service order with the expiration of the current one and order the Railroad to take additional actions including, among other things, further diversions of traffic or the transfer of certain rail lines or other facilities to other railroads. In addition, there can be no assurance that the proposals advanced by parties in the remedial conditions proceeding or the proceedings initiated in response to the rail regulation hearings will not be approved in some form. Should the STB or Congress take aggressive action in the rail regulation proceedings (e.g., by making purportedly competition-enhancing changes in rate and route regulation and "access" provisions), the adverse effect on the Railroad and other rail carriers could be material.

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

  In addition, UPC and certain of its officers and directors are currently defendants in two purported class action securities lawsuits, and certain current and former directors of the Corporation are currently defendants in a purported derivative action filed on behalf of the Corporation. The class action suits allege, among other things, that management failed to properly disclose the Railroad's service and safety problems and thereby issued materially false and misleading statements concerning the merger with SP and the safe, efficient operation of its rail network. The derivative action alleges, among other things, that the named current and former directors breached their fiduciary duties to the Corporation by approving the mergers of SP and Chicago and Northwestern Transportation Company into the Corporation without ensuring that the Corporation or the Railroad had adequate systems in place to effectively integrate those acquisitions into the operations of the Corporation and the Railroad. Because both the size of the class and the damages are uncertain, UPC and the Railroad are unable at this time to determine the potential liability, if any, which might arise from these lawsuits. Management believes that these claims are without merit and intends to defend them vigorously.

  It is not possible at this time for the Company to fully determine the effect of all unasserted claims on its consolidated financial condition, results of operations or liquidity; however, to the extent possible, where unasserted claims can be estimated and where such claims are considered probable, the Company has recorded a liability. The Company does not expect that any known lawsuits, claims, environmental costs, commitments or guarantees will have a material adverse effect on its consolidated financial condition.

                            Cautionary Information
                            ----------------------

  Certain information included in this report contains, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain or will contain, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking information may include, without limitation, statements that the Company does not expect that lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations, claims or other matters will have a material adverse effect on its consolidated financial condition, results of operations or liquidity and other similar expressions concerning matters that are not historical facts, and projections or predictions as to the Company's financial or operational results. Such forward-looking information is or will be based on information available at that time, and is or will be subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to whether the Company is fully successful in overcoming its congestion-related problems and implementing the Plan and other operational and financial initiatives, industry competition and regulatory developments, natural events such as floods and earthquakes, the effects of adverse general economic conditions, fuel prices, labor strikes, the impact of year 2000 systems problems and the ultimate outcome of shipper claims related to congestion, environmental investigations or proceedings and other types of claims and litigation.

  PART II.  OTHER INFORMATION
  ---------------------------

  Item 1. LEGAL PROCEEDINGS

  SOUTHERN PACIFIC ACQUISITION: As previously reported in the Company's 1997 Annual Report on Form 10-K, various appeals have been filed with respect to the STB's August 12, 1996 decision (the Decision) approving the acquisition of control of Southern Pacific by UPC. All of the appeals have been consolidated in the U.S. Court of Appeals for the District of Columbia Circuit. Oral argument in the case is scheduled for September 11, 1998. Various appellants have withdrawn their appeals, leaving only Burlington Northern and Santa Fe Railway Company (BNSF), the Western Coal Traffic League (WCTL), Enterprise Products Company and the City of Reno, Nevada with appeals pending. On April 10, 1998 WCTL filed a motion to vacate and remand the Decision in light of a proceeding the STB commenced on March 31, 1998, under its continuing oversight jurisdiction over the merger, to consider whether any additional conditions are justified and should be imposed to deal with service problems in the Houston/Gulf Coast area. The STB, the Corporation, the Company and BNSF have opposed this motion. The Corporation and the Company believe that it is unlikely that the disposition of the remaining appeals will have a material adverse impact on its consolidated financial condition or its results of operations.

  RAIL SERVICE PROCEEDINGS AND RELATED MATTERS:   As previously reported in
  the Company's 1997 Annual Report on Form 10-K, UPRR is currently subject to an emergency service order issued by the STB on October 31, 1997, as an outgrowth of a proceeding initiated by the STB on October 2, 1997 to investigate rail service problems in the western United States. The original service order, which, among other things, imposed several temporary measures designed to reduce congestion on UPRR's lines in the Houston area, was modified and extended by a supplemental order dated December 4, 1997. On February 25, 1998, the STB, citing the gravity of UPRR's congestion problems and characterizing them as "not yet close to being resolved," further modified the emergency service order and extended it until August 2, 1998, the maximum period allowable under the law for the original order.

  On March 31, 1998, the STB initiated a proceeding under its continuing oversight jurisdiction with respect to the merger of the Corporation and Southern Pacific to consider proposals for new remedial conditions to the merger as they pertain to service in the Houston, Texas/Gulf Coast area. This proceeding, which is separate from the STB's regularly scheduled annual proceeding to review the implementation of the merger and the effectiveness of the conditions that the STB imposed on it, was initiated in response to submissions by Texas Mexican Railway Company (Tex Mex) and Kansas City Southern Railway Company (KCS) and by the Greater Houston Partnership ("GHP"), proposing that the Railroad be directed to transfer certain lines and facilities in the Gulf Coast region to other rail carriers, that a "neutral" switching operation be established in the greater Houston area and that provisions in the STB's emergency service order that expanded Tex Mex's right to handle traffic to and from Houston be adopted permanently. The STB's decision announcing the proceeding established a procedural schedule for the submission of evidence, replies and rebuttal.

  If continued implementation of the Plan and other operational and financial initiatives undertaken by the Company ultimately proves unsuccessful in alleviating the remaining congestion and related service problems experienced by the Railroad, the STB could issue a new emergency service order upon the expiration of the current one and order the Railroad to take additional actions including, among other things, further diversions of traffic or the transfer of certain of the Railroad's rail lines or other facilities to other railroads. In addition, there can be no assurance that the proposals advanced by Tex Mex, KCS, GHP or other parties in the remedial conditions proceeding will not be approved in some form.

  RAIL ACCESS AND COMPETITION: Acting pursuant to requests from two members of Congress and responding to shippers' concerns about railroad service quality, railroad rates and allegedly inadequate regulatory remedies, the STB on April 17, 1998, following two days of hearings, issued a decision opening inquiries into certain elements of rail regulation. The STB noted that no parties to the hearings had shown how aggressive remedies designed to produce lower rates and enhance competition would permit the industry to cover system costs and support reinvestment. Nevertheless, it (i) directed a panel of disinterested economic experts to recommend appropriate standards to measure railroad revenue adequacy, which is used to determine whether rates are lawful (this portion of the decision was subsequently modified to permit, as an alternative, discussions of this issue between railroad and shipper representatives); (ii) initiated a rule-making proceeding to consider revisions to "competitive access" regulations in order to address quality of service issues; (iii) ordered interested parties to identify modifications to regulations governing access on non-service-related grounds; (iv) began a proceeding to consider eliminating product and geographic competition as factors to be considered in deciding whether a railroad has market dominance over rail traffic; (v) ordered large and small railroads to negotiate arrangements that would increase the role of short-line rail carriers; and (vi) directed the railroads to establish "formalized dialogue" immediately with large and small shippers and rail labor. Should the STB or Congress take aggressive action, (e.g., by making purportedly competition-enhancing changes in rate and route regulation and "access" provisions), the adverse effect on the Railroad and other railroads could be material.

  ENVIRONMENTAL MATTERS: The Railroad has been named as a defendant in a civil action brought by the California Department of Fish and Game, Office of Spill Prevention and Response on April 10, 1998. The complaint alleges violations of California Fish and Game Code Section 5650, California Business and Professions Code Section 17200, Civil Code Sections 3479 and 3480, and damage to the waters of California for which the Department of Fish and Game allege trusteeship. The complaint results from derailments and alleged releases of diesel fuel oil during 1995 in the Feather River Canyon in Butte County, California. The Complaint seeks penalties, exemplary damages, natural resource damages and unspecified injunctive relief.

  The Railroad has been named as a defendant in a criminal misdemeanor action brought by the State of California in the Municipal Court of Placer County, California on February 24, 1998. The complaint alleges a violation of California Fish and Game Code Section 5650 as a result of a diesel fuel spill in Norden, California in February 1997. In addition, the California Department of Fish and Game is seeking penalties, monitoring costs and natural resource damages under state water statutes, and the U.S. Environmental Protection Agency (EPA) is seeking penalties for violation of the Clean Water Act in connection with the same incident.

  The Railroad and Clean Harbors, a waste disposal firm, are the subject of a criminal investigation by the EPA and the Federal Bureau of Investigation (FBI). Tank cars containing hazardous waste billed to Clean Harbors' transload facility in Sterling, Colorado were held in the Railroad's Sterling, Colorado rail yard for periods longer than ten days prior to placement in Clean Harbor's facility, allegedly in violation of hazardous waste regulations. A finding of violation could result in significant criminal or civil penalties.

  Item 6. EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (a)  Exhibits
               --------
               3  - By-Laws of Union Pacific Railroad Company, as amended effective as of April 30, 1998.

               12 - Ratio of Earnings to Fixed Charges

               27 - Financial Data Schedule.

         (b)   Reports on Form 8-K
               -------------------

               On January 23, 1998, the Company filed a Current Report on

               Form 8-K discussing fourth quarter and full year 1997 earnings of the Corporation.

               On February 26, 1998, the Company filed a Current Report on Form 8-K describing first quarter 1998 results and current actions taken by UPC's Board of Directors.


               On March 25, 1998, the Company filed a Current Report on Form 8-K announcing that the Company will embargo most southbound traffic destined for the Laredo, Texas gateway.

<SIGNITURES>

                                 SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 14th day of May, 1998.




                         UNION PACIFIC RAILROAD COMPANY



                                By  /s/John J. Koraleski
                                    --------------------
                                    John J. Koraleski
                                    Executive Vice President-Finance





                                By  /s/ Joseph E. O'Connor, Jr.
                                    ---------------------------
                                    Joseph E. O'Connor, Jr.
                                    Chief Accounting Officer






<EXHIBIT INDEX> INDEX



      UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

                                  EXHIBIT INDEX

  Exhibit No.                 Description
  -----------  -----------------------------------------

    3 By-Laws of Union Pacific Railroad Company, as amended effective April 30, 1998

    12         Computation of Ratio of Earnings to
               Fixed Charges

    27         Financial Data Schedule