Form 10-Q
period 1998-06-30
UNION PACIFIC RAILROAD CO/DE
filed 1998-08-14
CIK 92259

<COVER PAGE>


                               FORM 10-Q

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549-1004

  (Mark One)

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 1998

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

  YES   X     NO
     _______     ________

   As of June 30, 1998, the Registrant had outstanding 7,130 shares of Common Stock, $10 par value, and 620 shares of Class A Stock, $10 par value.

        THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL
  INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

  <INDEX PAGE>

                     UNION PACIFIC RAILROAD COMPANY
                              INDEX


                    PART I.  FINANCIAL INFORMATION
                    ------------------------------



                                                                 Page Number
                                                                 -----------


  ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

     CONDENSED STATEMENT OF CONSOLIDATED INCOME
        AND RETAINED EARNINGS - For the Three Months
        and Six Months Ended June 30, 1998 and 1997. . . . . . . .      1

        CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL
          POSITION - At June 30, 1998 and
        December 31, 1997. . . . . . . . . . . . . . . . . . . .        2

     CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
        For the Six Months Ended
        June 30, 1998 and 1997 . . . . . . . . . . . . . . . . .        4

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL
        STATEMENTS . . . . . . . . . . . . . . . . . . . . . . .        5

  ITEM 2: MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS
        OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . .       10




                 PART II.  OTHER INFORMATION
                  ----------------------------


  ITEM 1:  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . .       18

  ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . .       22

  SIGNATURE  . . . . . . . . . . . . . . . . . . . . . . . . . .       23

PART I - FINANCIAL INFORMATION
------------------------------
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY
COMPANIES

     CONDENSED STATEMENT OF CONSOLIDATED INCOME AND RETAINED
EARNINGS
        For The Three and Six Months Ended June 30, 1998 and 1997
        ----------------------------------------------------------
                 (Millions of Dollars, Except Ratio)
                            (Unaudited)

                                                   Three Months    Six Months
                                           Ended June 30,       Ended June 30,
                                           1998      1997       1998      1997
                                          ------    ------     ------   ------

  Operating Revenues . . . . . . . . . .  $2,317    $2,611     $4,601   $5,174
                                          ------    ------     ------   ------
  Operating Expenses:
   Salaries, wages and employee
     benefits. . . . . . . . . . . . . .     889       857      1,773    1,712
   Equipment and other rents . . . . . .     344       310        700      624
   Fuel and utilities  (Note 3). . . . .     201       252        409      533
   Depreciation and amortization . . . .     248       243        494      483
   Materials and supplies. . . . . . . .     134       122        266      270
   Purchased services. . . . . . . . . .     154       145        295      304
   Other costs (Note 5). . . . . . . . .     464       183        728      396
                                          ------    ------     ------   ------
     Total . . . . . . . . . . . . . . .   2,434     2,112      4,665    4,322

  Operating Income (Loss). . . . . . . .    (117)      499        (64)     852
  Other Income - Net . . . . . . . . . .      50        17         69       53
  Interest Expense (Note 3). . . . . . .    (147)     (119)      (282)    (241)
                                          ------    ------     ------   ------

  Income (Loss) Before Income Taxes. . .    (214)      397       (277)     664
  Income Tax Expense (Benefit) . . . . .     (92)      147       (123)     244
                                          ------    ------     ------   ------
     Net Income (Loss) . . . . . . . . .  $ (122)   $  250     $ (154)  $  420
                                          ======    ======     ======   ======
  Retained Earnings:
   Beginning of period . . . . . . . . .  $3,968    $4,000     $4,110   $3,939
   Net income (loss) . . . . . . . . . .    (122)      250       (154)     420
   Dividends to parent . . . . . . . . .    (110)     (105)      (220)    (214)
                                          ------    ------     ------   ------
        End of Period. . . . . . . . . .  $3,736    $4,145     $3,736   $4,145
                                          ======    ======     ======   ======
  Ratio of Earnings to Fixed
     Charges (Note 4). . . . . . . . . .       -       3.4          -      3.0
                                             ===       ===        ===      ===
  The accompanying accounting policies and notes to condensed financial statements are an integral part of these statements.

        UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY
COMPANIES
            CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
            ------------------------------------------------------
                          (Millions of Dollars)
                               (Unaudited)


                                                    June 30,      December 31,
  ASSETS                                              1998            1997
  ------                                          -----------     ------------
  Current Assets:
   Cash and temporary investments  . . . . .        $    29         $    50
   Accounts receivable - net (Note 3)  . . .            358             456
   Materials and supplies  . . . . . . . . .            316             288
   Other current assets  . . . . . . . . . .            194             251
                                                    -------         -------
     Total Current Assets  . . . . . . . . .            897           1,045
                                                    -------         -------

  Investments:
   Investments in and advances to
    affiliated companies . . . . . . . . . .            655             595
   Other investments . . . . . . . . . . . .              6              29
                                                    -------         -------
     Total Investments . . . . . . . . . . .            661             624
                                                    -------         -------
  Properties, at cost:
   Road and other  . . . . . . . . . . . . .         24,251          23,610
   Equipment . . . . . . . . . . . . . . . .          7,521           7,084
                                                    -------         -------
     Total Properties  . . . . . . . . . . .         31,772          30,694
   Less accumulated depreciation and
     amortization  . . . . . . . . . . . . .          5,553           5,208
                                                    -------         -------
     Properties - Net  . . . . . . . . . . .         26,219          25,486
                                                    -------        --------
  Other Assets . . . . . . . . . . . . . . .            139              92
                                                    -------         -------
     Total Assets  . . . . . . . . . . . . .        $27,916         $27,247
                                                    =======         =======



  The accompanying accounting policies and notes to condensed financial statements are an integral part of these statements.

    UNION  PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

         CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
         ------------------------------------------------------
            (Millions of Dollars, Except Per Share Amounts)
                             (Unaudited)


                                                     June 30,    December 31,
  LIABILITIES AND STOCKHOLDER'S EQUITY                1998           1997
  ------------------------------------              ---------    ------------
  Current Liabilities:
   Accounts payable  . . . . . . . . . . . . . . .  $   517         $   660
   Accrued wages and vacation  . . . . . . . . . .      440             382
   Income and other taxes. . . . . . . . . . . . .      255             263
   Accrued casualty costs  . . . . . . . . . . . .      319             318
   Debt due within one year  . . . . . . . . . . .      162             229
   Other current liabilities (Notes 2 and 5) . . .      896             915
                                                    -------         -------
     Total Current Liabilities . . . . . . . . . .    2,589           2,767
                                                    -------         -------
  Debt Due After One Year  . . . . . . . . . . . .    2,621           2,361

  Deferred Income Taxes  . . . . . . . . . . . . .    6,573           6,698

  Accrued Casualty Costs . . . . . . . . . . . . .      661             671

  Retiree Benefit Obligations  . . . . . . . . . .      760             749

  Due to UPC Long-Term . . . . . . . . . . . . . .    5,166           3,993

  Other Liabilities (Note 2) . . . . . . . . . . .    1,000           1,087

  Redeemable Preference Shares . . . . . . . . . .       28              29
   Series A, $10,000 par value; 4,829 shares outstanding
   Series B, $10,000 par value; 436 shares outstanding

  Stockholder's Equity (Note 2):
   Common stock - $10.00 par value; 9,200
   shares authorized and 4,465 outstanding . . . .        -               -
   Class A stock - $10.00 par value; 800
     shares authorized and 388 outstanding . . . .        -               -
  Capital surplus  . . . . . . . . . . . . . . . .    4,782           4,782
  Retained earnings  . . . . . . . . . . . . . . .    3,736           4,110
                                                    -------         -------
     Total Stockholder's Equity  . . . . . . . . .    8,518           8,892
                                                    -------         -------
     Total Liabilities and Stockholder's
          Equity . . . . . . . . . . . . . . . . .  $27,916         $27,247
                                                    =======         =======

  The accompanying accounting policies and notes to condensed financial statements are an integral part of these statements.

      UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

              CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
             For the Six Months Ended June 30, 1998 and 1997
             --------------------------------------------------
                           (Millions of Dollars)
                                (Unaudited)


                                                       1998            1997
                                                   -----------   -----------
  Cash from Operations:

   Net Income (Loss) . . . . . . . . . . . .        $  (154)        $   420

   Non-Cash Charges to Income:
     Depreciation and amortization . . . . .            494             483
     Deferred income taxes . . . . . . . . .           (124)            105
     Other - net . . . . . . . . . . . . . .           (149)           (185)
   Changes in current assets and
     liabilities . . . . . . . . . . . . . .            (51)           (145)
                                                    -------         -------
     Cash Provided by Operations . . . . . . . . .       16             678
                                                    -------         -------
  Investing Activities:

   Capital investments . . . . . . . . . . . . . .   (1,231)           (924)
   Other - net . . . . . . . . . . . . . . . . . .       41            (101)
                                                     -------        -------
     Cash Used in Investing Activities . . . . . .   (1,190)         (1,025)
                                                     -------        -------

  Equity and Financing Activities:

   Debt repaid . . . . . . . . . . . . . . . . . .     (180)           (170)
   Financings  . . . . . . . . . . . . . . . . . .      380             153
   Dividends paid to parent. . . . . . . . . . . .     (220)           (214)
   Advances from affiliated
     companies - net. . . . . .. . . . . . . . . .    1,173             596
                                                    -------         -------
     Cash Provided by Equity and
        Financing Activities . . . . . . . . . . .    1,153             365
                                                    -------         -------
     Net Change in Cash and Temporary
        Investments  . . . . . . . . . . . . . . .  $   (21)        $    18
                                                    =======         =======


  The accompanying accounting policies and notes to condensed financial statements are an integral part of these statements.

      UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           ------------------------------------------------------
                              (Unaudited)


  1. RESPONSIBILITIES FOR FINANCIAL STATEMENTS: The condensed consolidated financial statements of Union Pacific Railroad Company (the Company or the Railroad) are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended
     December 31, 1997. The results of operations for the three months and six months ended June 30, 1998 are not necessarily indicative of the results for the year ending December 31, 1998. The financial statements present the results of operations and financial position of the Company combined with Southern Pacific Rail Corporation (Southern Pacific or SP), a holding company wholly owned by Union Pacific Corporation (UPC or Corporation), which owns 2,665 shares of common stock, $10 par value, of Union Pacific Railroad Company and 232 shares of Class A stock, $10 par value of Union Pacific Railroad Company. Certain 1997 amounts have been reclassified to conform to the 1998 financial statement presentation.

  2. ACQUISITION OF SOUTHERN PACIFIC RAIL CORPORATION:   UPC consummated the
     acquisition of Southern Pacific in September 1996. The acquisition of Southern Pacific has been accounted for using the purchase method.

     On February 1, 1998, Union Pacific Railroad Company, a Utah corporation (UPRR-Utah), was merged with and into Southern Pacific Transportation Company, a Delaware corporation (SPT), the principal SP rail affiliate (the SPT Merger), with SPT continuing as the surviving corporation and changing its name to "Union Pacific Railroad Company," immediately following the SPT Merger. Immediately prior to the SPT Merger, SPT was a wholly-owned, indirect subsidiary of UPC, and UPRR-Utah was a subsidiary of UPC, with all of the issued and outstanding shares of voting stock of UPRR-Utah being owned, directly or indirectly, by UPC. UPRR-Utah and SPT operated as a unified system before and after the SPT Merger.

     The SPT Merger has been accounted for in a manner similar to a pooling-of-interest combination of entities under common control since both entities involved in the merger were indirect wholly-owned subsidiaries of UPC at the date of the SPT Merger and with the surviving entity continuing as such.

     In connection with the continuing integration of the rail operations of UPRR-Utah and Southern Pacific, the Company is continuing to eliminate duplicate positions, (primarily positions other than train crews), relocate positions, merge or dispose of redundant facilities, dispose of certain rail lines and cancel uneconomical and duplicative SP contracts. The Company has also repaid certain of Southern Pacific's debt obligations. The Company recognized a $958 million liability in the Southern Pacific purchase price allocation for costs associated with SP's portion of these activities.
     Through June 30, 1998, approximately $357 million in merger-related costs were paid by the Company and charged against these reserves, principally consisting of approximately $172 million and $73 million, respectively, for severance and relocation payments made to approximately 4,000 Southern Pacific employees and approximately $84 million for labor protection payments. The Company expects the remaining merger payments will be made over the course of the next five years as the rail operations of the UPRR-Utah and SP are integrated and labor negotiations are completed and implemented.

     In addition, the Company expects to incur approximately $184 million in acquisition-related costs through 1999 for severing or relocating Railroad employees, disposing of certain Railroad facilities, training and equipment upgrading. These costs will be charged to expense as incurred over the next two years. Results for the three and six months ended June 30, 1998 include $11 million and $29 million (after tax), respectively, in acquisition-related operating costs.

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

     The Company addresses market risk related to these instruments by selecting instruments whose value fluctuations highly correlate with the underlying item being hedged. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring minimum credit standards for counterparties and monthly settlements. The total credit risk associated with the Company's counterparties was $0 at June 30, 1998. The Company has not been required to provide, nor has it received, any collateral relating to its hedging activity.

     The fair market value of the Company's derivative financial instrument positions at June 30, 1998 were determined based upon current fair market values as quoted by recognized dealers, or developed based on the present value of expected future cash flows discounted at the applicable zero coupon U.S. treasury rate and swap spread.

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

     At June 30, 1998, the Company had hedged 50% of its estimated remaining 1998 fuel consumption at $0.51 per gallon on a Gulf Coast basis and had outstanding swap agreements covering its fuel purchases of $164 million, with gross and net liability positions of $34 million. Fuel hedging increased the Company's second quarter 1998 and 1997 fuel costs by $20 million and approximately $1 million, respectively. Fuel hedging increased the Railroad's six months 1998 and 1997 fuel costs by $34 million and $1 million, respectively.

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

     At June 30, 1998, the Company had outstanding interest rate swaps on $106 million of notional principal amount of debt (4% of the total debt portfolio, excluding obligations to the Corporation) with gross and net liability positions of $8 million. These contracts mature over the next one to eight years. Interest rate hedging activity increased interest expense in the first six months of 1998 and 1997 by less than $1 million and $2 million, respectively.

     Sale of Receivables: The Company has sold, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable. At December 31, 1997 and June 30, 1998, accounts receivable are presented net of the $650 million and $602 million, respectively, of the receivables sold.

  4. RATIO OF EARNINGS TO FIXED CHARGES: The ratio of earnings to fixed charges has been computed on a total enterprise basis. Earnings represent income from continuing operations less equity in undistributed earnings of unconsolidated affiliates, plus income taxes and fixed charges. Fixed charges represent interest, amortization of debt discount and expense, and the estimated interest portion of rental charges. For the three and six months ended June 30, 1998, fixed charges exceeded earnings by approximately $228 million and $301 million, respectively.

  5. COMMITMENTS AND CONTINGENCIES: There are various claims and lawsuits pending against the Company. Certain customers have submitted claims for damages related to the delay of shipments by the Railroad as a result of congestion problems, and certain customers have filed lawsuits seeking relief related to such delays. The nature of the damages sought by claimants includes, but is not limited to, contractual liquidated damages, freight loss or damage, alternative transportation charges, additional production costs, lost business and lost profits. In addition, some customers have asserted that they have the right to cancel contracts as a result of alleged material breaches of such contracts by the Company. In the second quarter of 1998, the Company took a $155 million after-tax charge for the resolution of customer claims. The Company will continue to evaluate the adequacy of Its reserves for claims and may add to such reserves if appropriate.

     The Company is also party to certain regulatory proceedings before the Surface Transportation Board of the U.S. Department of Transportation
     (STB). One proceeding pertains to rail service problems in the western United States. As an outgrowth of this proceeding, the STB issued an emergency service order imposing certain temporary measures on the Railroad designed, among other things, to reduce congestion on the
     Railroad's lines in the Houston, Texas area.    On July 31, 1998, the
     STB terminated the emergency service order. The STB kept in place the requirement that the Railroad report certain service data, which the Railroad had acknowledged the STB had the authority to impose under a provision of the Interstate Commerce Act separate from the emergency service provision. The STB also prescribed, under another statutory provision separate from the emergency service provision, a 45-day "wind-down" period during which certain rights that Texas Mexican Railway Company and The Burlington Northern and Santa Fe Railway Company (BNSF) had received under the emergency service order to handle UP traffic in Houston would be continued. A second proceeding, initiated under the STB's continuing oversight jurisdiction with respect to the Corporation's acquisition of Southern Pacific and consolidation of Southern Pacific with UPRR-Utah (and separate from the STB's regularly scheduled annual proceeding to review the implementation of the merger and the effectiveness of the conditions that the STB imposed on it), is for the purpose of considering the justification for and advisability of any proposals for new remedial conditions to the merger as they pertain to service in the Houston, Texas/Gulf Coast area. Various parties have filed applications in this proceeding seeking the imposition of additional conditions to the merger including, among other things, the granting of overhead trackage rights on certain of the Company's lines in Texas, "neutral switching supervision" on certain of the Company's branch lines, the opening to other railroads and switching by a "neutral switching company" of numerous industries now exclusively served by the Company in the Houston area, and the compulsory sale or lease to other carriers of certain of the Company's lines and facilities. The Company believes that the applications are without merit and intends to contest them vigorously. In addition, the STB has initiated various inquiries and formal rulemaking proceedings regarding certain elements of rail regulation following two days of hearings by the STB at the request of two members of Congress and in response to shippers' expressions of concern regarding railroad service quality, railroad rates and allegedly inadequate regulatory remedies. There can be no assurance that the proposals advanced by parties in the remedial conditions proceeding or the proceedings initiated in response to the rail regulation hearings will not be approved in some form. Should the STB or Congress take aggressive action in the rail regulation proceedings (e.g., by making purportedly competition-enhancing changes in rate and route regulation and "access" provisions), the adverse effect on the Railroad and other rail carriers could be material.

     The Railroad is also subject to Federal, state and local environmental laws and regulations, and is currently participating in the investigation and remediation of numerous sites. Where the remediation costs can be reasonably determined, and where such remediation is probable, the Company has recorded a liability. In addition, the Company periodically enters into financial and other commitments and has retained certain contingent liabilities upon the disposition of formerly-owned operations.

     In addition, UPC and certain of its officers and directors are currently defendants in two purported class action securities lawsuits. The class action suits allege, among other things, that management failed to properly disclose the Railroad's service and safety problems and thereby issued materially false and misleading statements concerning the merger with SP and the safe, efficient operation of its rail network. Because both the size of the class and the damages are uncertain, UPC and the Railroad are unable at this time to determine the potential liability, if any, which might arise from these lawsuits. UPC management believes that these claims are without merit and intends to defend them vigorously.

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

  6. ACCOUNTING PRONOUNCEMENTS: In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 130, "Reporting Comprehensive Income" (FAS 130) that is effective for all periods in 1998, including interim periods. The Railroad has adopted the provisions of FAS 130 effective January 1, 1998. The components of comprehensive income include, among other things, changes in the market value of futures contracts which qualify for hedge accounting and a net loss recognized as an additional pension liability but not yet recognized as net periodic pension cost. There is no impact from adopting FAS 130 for the six months ended June 30, 1998.

     Also in June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" that is effective in 1998. The Company curre ntly complies with the provisions of this Statement.

   In February 1998, the FASB issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" that is effective in 1998 (FAS 132). FAS 132 revises and standardizes disclosures required by FAS 87, 88, and 106. Restatement of the retirement plans footnote will be required for all earlier periods presented in comparative financial statements at December 31, 1998.

   In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133) that will be effective in 2000. Management has not yet determined the effect, if any, FAS 133 will have on the Company's financial statements.



  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

        MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

           Six Months Ended June 30, 1998 Compared to June 30, 1997
          ------------------------------------------------------------

                           Mergers
                           --------

  On February 1, 1998, Union Pacific Railroad Company, a Utah Corporation (UPRR-Utah), was merged with and into Southern Pacific Transportation Company, a Delaware Corporation (SPT), the principal Southern Pacific Rail Corporation (Southern Pacific or SP) rail affiliate (the SPT Merger), with SPT continuing as the surviving corporation and changing its name to "Union Pacific Railroad Company" (the Company or the Railroad), immediately following the SPT Merger. Immediately prior to the SPT Merger, SPT was a wholly-owned, indirect subsidiary of Union Pacific Corporation (UPC or the Corporation), and UPRR-Utah was also a subsidiary of UPC, with all of the issued and outstanding shares of voting stock of UPRR-Utah being owned, directly or indirectly, by UPC. UPRR-Utah and SPT operated as a unified system before and after the SPT Merger.

  The SPT Merger has been accounted for in a manner similar to a pooling-of-interest combination of entities under common control since both entities involved in the merger were indirect wholly-owned subsidiaries of UPC at the date of the SPT Merger and with the surviving entity continuing as such.

  In September 1996, UPC completed its acquisition of Southern Pacific and, throughout 1997 and 1998, continued the process of integrating the operations of SP's rail subsidiaries into UPRR-Utah's operations. The Corporation expects to complete the full integration of the operations of UPRR-Utah and the Southern Pacific rail subsidiaries during 1999. The Corporation believes that the full implementation of the merger will result in shorter routes, faster transit times, better on-time performance, expanded single-line service and more efficient traffic flow.

  As a result of the SP acquisition, the Company now operates the largest rail system in the United States, with 35,000 route miles linking Pacific Coast and Gulf Coast ports to the Midwest and eastern U.S. gateways.


                     Congestion and Service Issues
                     -----------------------------

  As previously reported, congestion in and around Houston and the coastal areas of Texas and Louisiana (the Gulf Coast region) began to have a material adverse effect on the Company's operations and earnings in the third quarter of 1997. System congestion started in the Gulf Coast region and spread throughout the system as the Company shifted resources to help mitigate the problem in the Gulf Coast region. The congestion was brought on by, among other things, crew shortages and restricted track access caused by necessary track maintenance on former Southern Pacific lines, increased demand, washouts due to severe weather, derailments and congestion at Texas/Mexico gateways. Traffic slowed further as rail yards in the Gulf Coast region filled, slowing access into and out of the yards and forcing trains to be held on sidings. Slower average train velocity led to a greater need for locomotives in the region. As traffic in the region backed up and the Railroad redeployed locomotives to the Gulf Coast region to help alleviate local congestion, congestion problems spread to other parts of the Railroad's system during the third and fourth quarters of 1997.

  The Company has adopted certain measures to alleviate the congestion problems, including the implementation of a Service Recovery Plan (the
  Plan) on October 1, 1997. The Plan focuses on reducing the number of cars on the system and restoring system velocity, which, in turn, results in more reliable service to customers. In addition to implementation of the Plan, the Company has taken other measures to address the service and congestion problems, including (i) a concentrated effort to hire more train and engine employees, (ii) the implementation of directional running, which provides for the movement of trains primarily in opposing directions on parallel lines and results in the avoidance of numerous daily train "meets" on those lines, on parallel tracks between Houston and St. Louis, and (iii) the establishment of a coordinated dispatching center in Houston, which is designed to provide close coordination of operations of the Railroad and The Burlington Northern and Santa Fe Railway Company
  (BNSF) in the Houston area and ensure the best possible handling of all rail traffic there. Implementation of the Plan and other service recovery measures described above have significantly alleviated congestion in the Gulf Coast region. Recently, service in the Railroad's Central Corridor between Chicago and Utah has been slowed by track maintenance and capacity expansion work which is expected to be completed by year-end. In addition, the Railroad has recently experienced congestion on its lines in the Los Angeles basin and on the Sunset Route west of El Paso, Texas, caused in part by two derailments, tight crew supply and limited track capacity in that region, and the learning curve associated with the integration of the computer system of Southern Pacific in the region into the Railroad's computer system, which commenced July 1, 1998. The Company has been working to reduce this congestion by rerouting trains from this region to other portions of its system.

  Financial Impact of Congestion - The Company has estimated that the cost of the congestion-related problems for the six months ended June 30, 1998 was approximately $694 million, after tax, which reflected the combined effects of lost business, higher costs associated with system congestion, and costs associated with service recovery efforts, alternate transportation and customer claims. Congestion-related costs for the quarter include a $155 million after-tax charge for the resolution of customer claims. Although progress has been made in improving service, the Company expects these problems to continue to have an adverse impact on 1998 results. In addition, as a result of operating losses incurred by the Company and in order to fund its capital programs, the Corporation has incurred substantial incremental debt since December 31, 1997, most of which has been repaid with the proceeds of the issuance on April 1, 1998 of $1.5 billion of 6-1/4% preferred securities of Union Pacific Capital Trust, a statutory business trust sponsored by the Corporation, which securities are convertible into common stock of the Corporation at an initial conversion price of $68.90. The timing of the Company's return to profitability will be determined by how rapidly it is able to eliminate congestion, and return to normal operations throughout its systems.

                    Results of Operations
                    ----------------------

  The Company reported a loss of $154 million for the first six months of 1998, compared to $420 million of reported net income in 1997. This decline in earnings is the result of the continuing effects of congestion on the Company's operations, which was estimated to cost the Company approximately $694 million after-tax in the first six months of 1998.
  Both periods included the impact of one-time SP merger-related costs for severance, relocation and training of the Railroad employees ($29 million reduction in net income in 1998 and $36 million reduction in net income in
  1997).

  The operating ratio for the first six months of 1998 was 101.4, which included approximately 21.2 points estimated to be attributable to congestion costs (both lost business and incremental operating costs). This compares to an operating ratio of 83.5 for the same period in 1997. Operating revenues fell $573 million (11%) to $4.6 billion in 1998. This decrease reflects continuing congestion, the impact of the ongoing Asian financial crisis on export grain and intermodal markets and weak grain demand as farmers delay shipments due to the current grain price environment. Average commodity revenue per car (ARC) fell 2% to $1,138 per car, while total carloadings fell 9% to 4 million. Commodity revenue in 1998 fell 11% over the same period in 1997 as shown in the table below:

                          Commodity Revenue
                      Six Months Ended 6/30/98
                    ----------------------------
                                                          Versus 1997
  (Revenue                            Commodity       ------------------
  in Thousands)        Cars       ARC       Revenue        Change      %
  Agricultural       396,964    $1,531   $  607,636     $(156,751)   (21)
  Automotive         324,650     1,458      473,500       (15,091)    (3)
  Chemicals          449,508     1,720      773,179      (114,268)   (13)
  Energy             869,149     1,133      985,179       (22,134)    (2)
  Industrial         666,856     1,354      903,089      (105,336)   (10)
  Intermodal       1,226,556       599      734,215      (137,841)   (16)
                   ---------    ------   ----------     ---------     --
   Total Commodity 3,933,683    $1,138   $4,476,798     $(551,421)   (11)
                   =========    ======   ==========     =========     ==

  Agricultural Products: Commodity revenue fell 21% to $608 million. Carloadings declined 16% to approximately 397,000 cars, primarily the result of a 24% decrease in corn volumes due to soft export demand caused by strong foreign harvests (primarily in China), as well as the continuation of system velocity issues. Other agricultural products suffered from slow train cycles and related equipment shortages as well. Average commodity revenue per car declined 5%, primarily the result of weak exports, which reduced the average length of haul by approximately 10% as business movements shifted from the Pacific Northwest to the Gulf Coast region.

  Automotive: Commodity revenue fell 3% to $474 million, while carloadings were flat at approximately 325,000 cars. Lower parts volumes (down 6%) led the decline in traffic, primarily the result of slow cycle times and diverted business due to service issues. This was partially offset by a 4% increase in finished vehicles, the result of strong Ford and Chrysler gains. Finished vehicle results were also affected by strike-related declines at GM, which reduced revenues by approximately $9 million and carloadings by approximately 7,000. Average commodity revenue per car declined 3%, resulting from the addition of new shorter haul Ford business and less long-haul Mexico parts business.

  Chemicals: Carloadings declined 9% to approximately 450,000 cars and commodity revenue decreased 13% to $773 million. The decline in volume resulted principally from congestion-related diversions to other modes of transportation as well as to other rails. Rain in certain parts of the country lowered the demand for petroleum products, fertilizer and potash. In addition, the Asian crisis reduced demand for exports of soda ash while warm weather in some areas hurt demand for LP gas. Average commodity revenue per car declined 4% due to generally shorter hauls (storage-in-transit moves for plastic and growth in short-haul potash moves) and unfavorable product mix.

  Energy (Primarily Coal): Commodity revenue fell 2% to approximately $985 million in 1998, driven by a 3% decrease in carloadings. Continued slow system speeds, diversions of business to competing railroads and weak export markets led the decline, despite strong domestic demand. Average commodity revenue per car rose slightly to $1,133 as generally shorter hauls were offset by favorable product mix. Powder River Basin (PRB) train cycles rose slightly and longer trains boosted carloads by nearly 13,000 units over 1997. Most other mine locations posted declines, largely due to related train cycle issues.

  Industrial Products: Carloadings decreased 11%, while commodity revenue declined 10% to $903 million. Volume declines resulted primarily from equipment shortages and service issues, including diversions of traffic to other modes of transportation and to other rails. Other contributing factors were strong competition, the Mexican embargo (affecting appliances and consumer products) and capacity constraints (affecting cement production). Average commodity revenue rose slightly to $1,354.

  Intermodal: Commodity revenue declined 16% to $734 million while carloadings fell 13% to 1,227,000 loads, the result of lower system speeds and related diversions of traffic to BNSF and other rails, as well as weak exports. Average commodity revenue per car fell 4% due to unfavorable mix and a large volume of low ARC equipment repositioning moves due to equipment imbalances caused by the Asian crisis.

  Operating expenses were $4,665 million, $343 million (8%) higher than the first half of 1997 operating costs of $4,322 million. Higher operating costs reflect approximately $375 million of estimated congestion-related costs. The impact of congestion was slightly offset by lower fuel costs, merger and cost reduction benefits and volume-related cost savings, as carloads were off 9% and gross-ton miles were down 9%.

  Salaries, wages and employee benefits were $61 million (4%) higher than 1997, as net congestion-related costs and wage inflation (generated by the National Labor Agreement) were partially offset by merger consolidation benefits. Year-over-year, the work force levels were up slightly, as hiring exceeded merger-related reductions, attrition, and the effect of lower volumes.

  Depreciation expense grew $11 million to $494 million due to the Company's continued reinvestment in new equipment and rail infrastructure. The Railroad spent over $2 billion on capital projects in 1997 and anticipates spending $2.2 billion in 1998 of which $400 million will be merger-related.

  Materials & Supplies costs for the six months were down $4 million (1%) from six months 1997, as congestion and volume savings were partially offset by higher material freight charges and freight car and roadway machine material.

  Fuel & Utilities expenses were down $124 million or 23% from 1997, reflecting lower fuel prices and congestion-related volume declines. A reduction in gross-ton miles (down 9%) generated volume-related fuel savings of $42 million versus 1997. Prices were down 8.4 cents per gallon to 62.6 cents, saving $57 million. The fuel consumption rate of 1.418 gallons per thousand gross-ton miles improved 1% from last year's 1.429, lowering the Railroad's fuel costs by $9 million.

  Rent Expense was up $76 million (12%) versus 1997, as system congestion (which hindered car cycle times) combined with unfavorable rates (strong market demand for equipment) to drive up equipment rent costs. Congestion-related increases in car cycle times increased costs by $85 million, which was partially offset by volume-related savings of $49 million.

  Other Costs (including purchased services) increased $323 million (46%) from 1997, reflecting approximately $300 million for resolution of customer claims, and service recovery initiatives (focused on combating system congestion). Congestion-related cost increases were partially offset by merger consolidation benefits (trackage rights reimbursements and contract pricing savings) and cost savings from company-wide cost control efforts.

  Operating income fell $916 million (108%) to a loss of $64 million in 1998, due to the factors mentioned above. Other income increased $16 million, primarily reflecting increased real estate sales and a recovery of funds from insurers related to first quarter 1997 flood damage. Interest expense increased $41 million, the result of higher debt levels and higher interest rates resulting from a recent credit rating downgrade. Income taxes decreased $367 million to a benefit $123 million, primarily reflecting a loss before income taxes.


                        Other Matters
                        --------------

  Accounting Pronouncements - In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 130, "Reporting Comprehensive Income" (FAS 130) that is effective for all periods in 1998, including interim periods. The Company has adopted the provisions of FAS 130 effective January 1, 1998. The components of comprehensive income include, among other things, changes in the market value of futures contracts which qualify for hedge accounting and a net loss recognized as an additional pension liability but not yet recognized as net periodic pension cost. There is no impact from adopting FAS 130 for the six months ended June 30, 1998.

  Also in June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" that is effective in 1998. The Company currently complies with the provisions of this Statement.

  In February 1998, the FASB issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (FAS 132) that is effective in 1998. FAS 132 revises and standardizes disclosures required by FAS 87, 88, and 106. Restatement of the retirement plans footnote will be required for all earlier periods presented in comparative financial statements at December 31, 1998.

  In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133) that will be effective in 2000. Management has not yet determined the effect, if any, FAS 133 will have on the Railroad's financial statements.

  Commitments and Contingencies - There are various claims and lawsuits pending against the Company. Certain customers have submitted claims for damages related to the delay of shipments by the Railroad as a result of congestion problems, and certain customers have filed lawsuits seeking relief related to such delays. The nature of the damages sought by claimants includes, but is not limited to, contractual liquidated damages, freight loss or damage, alternative transportation charges, additional production costs, lost business and lost profits. In addition, some customers have asserted that they have the right to cancel contracts as a result of alleged material breaches of such contracts by the Railroad. In the second quarter of 1998, the Company took a $155 million after-tax charge for the resolution of customer claims. The Company will continue to evaluate the adequacy of its reserves for claims and may add to such reserves if appropriate.

  The Company is also party to certain regulatory proceedings before the Surface Transportation Board of the U.S. Department of Transportation
  (STB). One proceeding pertains to rail service problems in the western United States. As an outgrowth of this proceeding, the STB issued an emergency service order imposing certain temporary measures on the Railroad designed, among other things, to reduce congestion on the Railroad's lines in the Houston, Texas area. On July 31, 1998, the STB terminated the emergency service order. The STB kept in place the requirement that the Railroad report certain service data, which the Railroad had acknowledged the STB had the authority to impose under a provision of the Interstate Commerce Act separate from the emergency service provision. The STB also prescribed, under another statutory provision separate from the emergency service provision, a 45-day "wind-down" period during which certain rights that Texas Mexican Railway Company (Tex Mex) and BNSF had received under the emergency service order to handle UP traffic in Houston would be continued. A second proceeding, initiated under the STB's continuing oversight jurisdiction with respect to the Corporation's acquisition of Southern Pacific and consolidation of Southern Pacific with UPRR-Utah (and separate from the STB's regularly scheduled annual proceeding to review the implementation of the merger and the effectiveness of the conditions that the STB imposed on it), is for the purpose of considering the justification for and advisability of any proposals for new remedial conditions to the merger as they pertain to service in the Houston, Texas/Gulf Coast area. Various parties have filed applications in this proceeding seeking the imposition of additional conditions to the merger including, among other things, the granting of overhead trackage rights on certain of the Railroad's lines in Texas, "neutral switching supervision" on certain of the Railroad's branch lines, the opening to other railroads and switching by a "neutral switching company" of numerous industries now exclusively served by the Railroad in the Houston area, and the compulsory sale or lease to other carriers of certain of the Railroad's lines and facilities. The Railroad believes that the applications are without merit and intends to contest them vigorously. In addition, the STB has initiated various inquiries and formal rulemaking proceedings regarding certain elements of rail regulation following two days of hearings by the STB at the request of two members of Congress and in response to shippers' expressions of concern regarding railroad service quality, railroad rates and allegedly inadequate regulatory remedies. There can be no assurance that the proposals advanced by parties in the remedial conditions proceeding or the proceedings initiated in response to the rail regulation hearings will not be approved in some form. Should the STB or Congress take aggressive action in the rail regulation proceedings (e.g., by making purportedly competition-enhancing changes in rate and route regulation and "access" provisions), the adverse effect on the Railroad and other rail carriers could be material.

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

  In addition, UPC and certain of its officers and directors are currently defendants in two purported class action securities lawsuits. The class action suits allege, among other things, that management failed to properly disclose the Railroad's service and safety problems and thereby issued materially false and misleading statements concerning the merger with SP and the safe, efficient operation of its rail network. Because both the size of the class and the damages are uncertain, UPC and the Railroad are unable at this time to determine the potential liability, if any, which might arise from these lawsuits. UPC management believes that these claims are without merit and intends to defend them vigorously.

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

  Year 2000 - In 1995, the Company began modifying its computer systems to process transactions involving the year 2000 and beyond. Costs to convert these systems, estimated to total $46 million, are expensed as incurred. At June 30, 1998, approximately 70% of the Company's systems had been modified, and the majority of the remaining systems are expected to be modified by year-end 1998. During 1999, systems will be tested to assure compliance with year 2000 requirements.

  The Company is in the process of contacting entities with whom it exchanges data to determine the status of their year 2000 modification efforts. In addition, the Company is working with vendors who supply equipment and/or software that could experience year 2000 problems.

  The Company believes its systems will be successfully and timely modified. However, failure to do so or failure on the part of third parties with whom the Company does business could materially impact operations and financial results in the year 2000.


                    Cautionary Information
                    ----------------------

  Certain information included in this report contains, and other materials filed or to be filed by the Railroad with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Railroad) contain or will contain, forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Such forward-looking information may include, without limitation, statements that the Company does not expect that lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or other matters will have a material adverse effect on its financial condition, results of operations or liquidity and other similar expressions concerning matters that are not historical facts, and projections as to the Company's financial results. Such forward-looking information is or will be based on information available at that time, and is or will be subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to whether the Railroad is fully successful in overcoming its congestion-related problems and implementing its service recovery plans and other financial and operational initiatives, industry competition and regulatory developments, natural events such as floods and earthquakes, the effects of adverse general economic conditions, changes in fuel prices, labor strikes, the impact of year 2000 systems problems and the ultimate outcome of shipper claims related to congestion, environmental investigations or proceedings and other types of claims and litigation.

  PART II.  OTHER INFORMATION
  ---------------------------
  Item 1. LEGAL PROCEEDINGS

  SOUTHERN PACIFIC ACQUISITION: As previously reported, various appeals have been filed with respect to the STB's August 12, 1996 decision (the Decision) approving the acquisition of control of Southern Pacific by the Corporation. All of the appeals have been consolidated in the U.S. Court of Appeals for the District of Columbia Circuit. Oral argument in the case is scheduled for September 11, 1998. Various appellants have withdrawn their appeals, leaving only BNSF, the Western Coal Traffic League (WCTL), and the City of Reno, Nevada with appeals pending. On April 10, 1998, WCTL filed a motion to vacate and remand the Decision in light of a proceeding the STB commenced on March 31, 1998, under its continuing oversight jurisdiction over the merger, to consider whether any additional conditions are justified and should be imposed to deal with service problems in the Houston/Gulf Coast area. That motion was denied by the court on May 22, 1998. The Company believes that it is unlikely that the disposition of the remaining appeals will have a material adverse impact on its consolidated financial condition or its results of operations.

  SHIPPER CLAIMS: Certain customers have submitted claims for damages related to the delay of shipments by the Company as a result of congestion problems, and certain customers have filed lawsuits seeking relief related to such delays. The nature of the damages sought by claimants includes, but is not limited to, contractual liquidated damages, freight loss or damage, alternative transportation charges, additional production costs, lost business and lost profits. In addition, some customers have asserted that they have the right to cancel contracts as a result of alleged material breaches of such contracts by the Company. While the Company does not believe that such claims will have a material adverse effect on its financial condition, it is not possible to determine fully the effects of all asserted and unasserted claims. In the second quarter of 1998, the Company took a $155 million after-tax charge for the resolution of customer claims. The Railroad will continue to evaluate the adequacy of its reserves for claims and may add to such reserves if appropriate.

  RAIL SERVICE PROCEEDINGS AND RELATED MATTERS: As previously reported, the Company was subject to an emergency service order issued by the STB on October 31, 1997, as an outgrowth of a proceeding initiated by the STB on October 2, 1997 to investigate rail service problems in the western United States. On July 31, 1998, the STB terminated the emergency service order. The STB kept in place the requirement that the Railroad report certain service data, which the Railroad had acknowledged the STB had the authority to impose under a provision of the Interstate Commerce Act separate from the emergency service provision. The STB also prescribed, under another statutory provision separate from the emergency service provision, a 45-day "wind-down" period during which certain rights that Tex Mex and BNSF had received under the emergency service order to handle UP traffic in Houston would be continued.

  Also as previously reported on March 31, 1998, the STB initiated a proceeding under its continuing oversight jurisdiction with respect to the merger of the Corporation and Southern Pacific to consider proposals for new remedial conditions to the merger as they pertain to service in the Houston, Texas/Gulf Coast area. This proceeding, which is separate from the STB's regularly scheduled annual proceeding to review the implementation of the merger and the effectiveness of the conditions that the STB imposed on it, was initiated in response to submissions by Tex Mex, Kansas City Southern Railway Company (KCS) and the Greater Houston Partnership (GHP), proposing that the Railroad be directed to transfer certain lines and facilities in the Gulf Coast region to other rail carriers, that a "neutral" switching operation be established in the greater Houston area and that provisions in the STB's emergency service order that expanded Tex Mex's right to handle traffic to and from Houston be adopted permanently. The STB's decision announcing the proceeding established a procedural schedule for the submission of evidence, replies and rebuttal. Separately from this proceeding, a shortline railroad, the Arkansas, Louisiana and Mississippi Railroad ("AL&M"), has filed a request that an additional condition be imposed on the merger allowing AL&M to interchange with BNSF.

  On July 8, 1998, various parties filed applications for conditions in the remedial conditions proceeding. For example, BNSF sought trackage rights over the Railroad's line between San Antonio and Laredo, Texas, trackage rights on the Railroad's line between Taylor and Milano, Texas, "neutral switching supervision" on certain branches in the Houston and Beaumont areas, and a variety of other conditions. KCS and Tex Mex, in a joint filing with the Railroad Commission of Texas, the Chemical Manufacturers Association, the Society of the Plastics Industry and several other parties, sought a number of conditions, including the opening to other railroads and switching by a "neutral switching company" of numerous industries now exclusively served by the Railroad in the Houston area, the compulsory sale or lease to Tex Mex of a Railroad yard in Houston, the compulsory sale to Tex Mex of a former SP line between Rosenberg and Victoria, Texas, the compulsory transfer to KCS and Tex Mex of the Railroad's Beaumont Subdivision between Houston and Beaumont in exchange for a track that KCS and Tex Mex propose to construct on the right-of-way of the SP line between those cities, and the adoption on a permanent basis of the provision of the emergency service order allowing Tex Mex to handle traffic moving between Houston and points other than Tex Mex's own lines, and of certain other provisions of that order. A number of shippers, including Dow Chemical Company, Formosa Plastics Corporation and E.I. DuPont de Nemours and Company, also individually sought various conditions. The Railroad's response in opposition to the condition requests is due on September 18, 1998. The Railroad believes that the applications are without merit and intends to contest them vigorously.

  There can be no assurance that the proposals advanced by BNSF, Tex Mex, KCS, GHP or other parties in the remedial conditions proceeding or other condition requests such as the request of AL&M will not be approved in some form.

  RAIL ACCESS AND COMPETITION:   As previously reported, the STB, acting
  pursuant to requests from two members of Congress and responding to shippers' concerns about railroad service quality, railroad rates and allegedly inadequate regulatory remedies, issued a decision on April 17, 1998, following two days of hearings, which opened inquiries into certain elements of rail regulation. The STB noted that no parties to the hearings had shown how aggressive remedies designed to produce lower rates and enhance competition would permit the industry to cover system costs and support reinvestment. Nevertheless, it (i) directed a panel of disinterested economic experts to recommend appropriate standards to measure railroad revenue adequacy, which is used to determine whether rates are lawful (this portion of the decision was subsequently modified to permit, as an alternative, discussions of this issue between railroad and shipper representatives); (ii) initiated a rulemaking proceeding to consider revisions to "competitive access" regulations in order to address quality of service issues; (iii) ordered interested parties to identify modifications to regulations governing access on non-service-related grounds; (iv) began a rulemaking proceeding to consider eliminating product and geographic competition as factors to be considered in deciding whether a railroad has market dominance over rail traffic; (v) ordered large and small railroads to negotiate arrangements that would increase the role of short-line rail carriers; and (vi) directed the railroads to establish "formalized dialogue" immediately with large and small shippers and rail labor. The rulemakings described in clauses (ii) and (iv) of the preceding sentence are pending. Meetings between railroad and shipper representatives under the supervision of an administrative law judge on the topics described in clauses (i) and (iii) of the foregoing sentence have failed to produce agreement, as have discussions between representatives of the large railroads and smaller railroads on the topics described in clause (v). The dialogues described in clause (vi) of the foregoing sentence are ongoing. Should the STB or Congress take aggressive action, (e.g., by making purportedly competition-enhancing changes in rate and route regulation and "access" provisions), the adverse effect on the Railroad and other railroads could be material.

  DERIVATIVE LITIGATION: As previously reported in the Company's 1997 Annual Report on Form 10-K, certain current and former directors of the Corporation had been named as defendants in a purported derivative action filed on behalf of the Corporation in the Federal District Court for the Northern District of Texas in late 1997. The derivative action alleged, among other things, that the named current and former directors breached their fiduciary duties to the Corporation by approving the mergers of Southern Pacific and Chicago and North Western Transportation Company into the Corporation without ensuring that the Corporation or the Railroad had adequate systems in place to integrate effectively those companies into the operations of the Corporation and the Railroad. The derivative action was voluntarily dismissed by the plaintiffs, without prejudice, on May 26, 1998.

  ENVIRONMENTAL MATTERS: The Company has received approximately 20 Notices of Violation (NOVs) from the South Coast Air Quality Management District (the District) relating to fumes emitted from idling diesel locomotives at Slover siding near the Railroad's yard in West Colton, California. Trains awaiting crews or room to enter the West Colton yard have been parked at Slover siding with their engines running for various amounts of time, causing exhaust fumes to enter the backyards and homes of residents living along the siding. The District has cited the Railroad for creating a public nuisance pursuant to the California Health and Safety Code and the District's regulations. Each violation carries a maximum civil penalty of $25,000 per day, which may be increased in some circumstances to $50,000 per day. The Railroad has modified its operating procedures for trains entering the West Colton yard to reduce the problem and may enter into a stipulation with the District. The Railroad expects to settle the NOVs for an amount that is less than the maximum permitted by law, but the exact amount cannot be determined at this time.

  Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

           (a)  Exhibits
                --------
                12 - Ratio of Earnings to Fixed Charges

                27 - Financial Data Schedule.

           (b)  Reports on Form 8-K
                -------------------

                On April 23, 1998, the Company filed a Current Report on Form 8-K announcing first quarter 1998 results.

                On May 29, 1998, the Company filed a Current Report on Form 8-K announcing the Company's expectation of a loss from continuing operations in the second quarter of 1998.

[SIGNATURE]
                                 SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 14th day of August, 1998.




                                UNION PACIFIC RAILROAD COMPANY



                                By  /s/ John J. Koraleski
                                    -------------------------------
                                    John J. Koraleski
                                    Executive Vice President-Finance
                                    and Chief Financial Officer
                                    (chief accounting officer and
                                    duly authorized officer)






<EXHIBIT INDEX>  INDEX


  UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY
COMPANIES

                                  EXHIBIT INDEX

  Exhibit No.                 Description
  -----------  -----------------------------------------

    12            Computation of Ratio of Earnings to
                  Fixed Charges

    27            Financial Data Schedule