Form 10-Q
period 1998-09-30
UNION PACIFIC RAILROAD CO/DE
filed 1998-11-12
CIK 92259

<COVER PAGE>


                             FORM 10-Q

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549-1004

  (Mark One)

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 1998

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

  YES   X     NO

   As of October 31, 1998, the Registrant had outstanding 7,130 shares of Common Stock, $10 par value, and 620 shares of Class A Stock, $10 par value.
          THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS
    FORM WITH THE REDUCED DISCLOSURE FORMAT.

<INDEX PAGE>

                  UNION PACIFIC RAILROAD COMPANY
                              INDEX


                PART I.  FINANCIAL INFORMATION
                ------------------------------



                                                            Page Number
                                                            -----------


  ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

     CONDENSED STATEMENT OF CONSOLIDATED INCOME
        AND RETAINED EARNINGS - For the Three Months
        and Nine Months Ended September 30, 1998 and 1997. . . .     1

        CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL
          POSITION - At September 30, 1998 and
        December 31, 1997. . . . . . . . . . . . . . . . . . . .     2

     CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
        For the Nine Months Ended
        September 30, 1998 and 1997. . . . . . . . . . . . . . .     4

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL
        STATEMENTS . . . . . . . . . . . . . . . . . . . . . . .     5

  ITEM 2: MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS
        OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . .    10


  ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK. . . . . . . . . . . . . . . . . . . . . . .    19



                 PART II.  OTHER INFORMATION
                  ----------------------------


  ITEM 1: LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . .    20

  ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . .    22

  SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . .    23

  PART I - FINANCIAL INFORMATION
  ------------------------------
  ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

      CONDENSED STATEMENT OF CONSOLIDATED INCOME AND RETAINED EARNINGS For The Three and Nine Months Ended September 30, 1998 and 1997
      ---------------------------------------------------------------
                   (Millions of Dollars, Except Ratio)
                              (Unaudited)

                                      Three Months Ended   Nine Months Ended
                                         September 30,        September 30,
                                        1998      1997       1998      1997
                                       ------    ------     ------    ------
  Operating Revenues . . . . . . . . . $2,360    $2,538     $6,961    $7,712
                                       ------    ------     ------    ------
  Operating Expenses:
   Salaries and benefits . . . . . . .    898       853      2,671     2,565
   Equipment and other rents . . . . .    324       331      1,024       955
   Depreciation and amortization . . .    251       242        745       725
   Fuel and utilities (Note 3) . . . .    191       228        600       761
   Purchased services. . . . . . . . .    142       147        437       451
   Materials and supplies. . . . . . .    130       117        396       387
   Other costs (Note 5). . . . . . . .    199       162        927       558
                                       ------    ------     ------    ------
     Total . . . . . . . . . . . . . .  2,135     2,080      6,800     6,402
                                       ------    ------     ------    ------

  Operating Income . . . . . . . . . .    225       458        161     1,310
  Other Income - Net . . . . . . . . .     45        79        113       132
  Interest Expense . . . . . . . . . .   (162)     (119)      (443)     (360)
                                       ------    ------     ------    ------

  Income (Loss) Before Income Taxes. .    108       418       (169)    1,082
  Income Tax Expense (Benefit) . . . .     41       143        (82)      387
                                       ------    ------     ------    ------
     Net Income (Loss) . . . . . . . . $   67    $  275     $  (87)   $  695
                                       ======    ======     ======    ======
  Retained Earnings:
   Beginning of period . . . . . . . . $3,736    $4,145     $4,110    $3,939
   Net income (loss) . . . . . . . . .     67       275        (87)      695
   Dividends to parent . . . . . . . .    (50)     (127)      (270)     (341)
                                       ------    ------     ------    ------
        End of Period. . . . . . . . . $3,753    $4,293     $3,753    $4,293
                                       ======    ======     ======    ======
  Ratio of Earnings to Fixed
     Charges (Note 4). . . . . . . . .      -         -        0.6       3.2
                                       ======    ======     ======    ======

  The accompanying accounting policies and notes to condensed consolidated financial statements are an integral part of these statements.

    UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

           CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
           ------------------------------------------------------
                         (Millions of Dollars)
                              (Unaudited)


                                              September 30,      December 31,
  ASSETS                                           1998             1997
  ------                                      -------------      ------------
  Current Assets:
   Cash and temporary investments  . . . .     $    41             $    50
   Accounts receivable - net (Note 3)  . .         375                 456
   Materials and supplies  . . . . . . . .         307                 288
   Other current assets  . . . . . . . . .         200                 251
                                               -------             -------
     Total Current Assets  . . . . . . . .         923               1,045
                                               -------             -------

  Investments:
   Investments in and advances to
    affiliated companies . . . . . . . . .         508                 443
   Other investments . . . . . . . . . . .         156                 181
                                               -------             -------
     Total Investments . . . . . . . . . .         664                 624
                                               -------             -------
  Properties, at cost:
   Road and other  . . . . . . . . . . . .      24,624              23,610
   Equipment . . . . . . . . . . . . . . .       7,497               7,084
                                               -------             -------
     Total Properties  . . . . . . . . . .      32,121              30,694
   Accumulated depreciation  . . . . . . .      (5,633)             (5,208)
                                               -------             -------
     Properties - Net  . . . . . . . . . .      26,488              25,486
                                               -------             -------
  Other Assets . . . . . . . . . . . . . .         104                  92
                                               -------             -------
     Total Assets  . . . . . . . . . . . .     $28,179             $27,247
                                               =======             =======



  The accompanying accounting policies and notes to condensed consolidated financial statements are an integral part of these statements.

      UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

           CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
           ------------------------------------------------------
          (Millions of Dollars, Except Share and Per Share Amounts)
                                (Unaudited)

                                                September 30,    December 31,
  LIABILITIES AND STOCKHOLDERS' EQUITY               1998            1997
  ------------------------------------          -------------    ------------
  Current Liabilities:
   Accounts payable  . . . . . . . . . . . . .    $   488          $   660
   Accrued wages and vacation  . . . . . . . .        401              382
   Income and other taxes. . . . . . . . . . .        281              263
   Accrued casualty costs  . . . . . . . . . .        319              318
   Debt due within one year  . . . . . . . . .        176              229
   Other current liabilities (Notes 2 and 5) .        854              915
                                                  -------          -------
     Total Current Liabilities . . . . . . . .      2,519            2,767
                                                  -------          -------
  Debt Due After One Year  . . . . . . . . . .      2,539            2,361

  Deferred Income Taxes  . . . . . . . . . . .      6,623            6,698

  Accrued Casualty Costs . . . . . . . . . . .        669              671

  Retiree Benefit Obligations  . . . . . . . .        763              749

  Due to Parent  . . . . . . . . . . . . . . .      5,578            3,993

  Other Liabilities (Note 2) . . . . . . . . .        925            1,087

  Redeemable Preference Shares . . . . . . . .         28               29
   Series A, $10,000 par value; 4,829 shares outstanding and Series B, $10,000 par value; 436 shares outstanding

  Stockholders' Equity (Note 2):
   Common stock - $10.00 par value; 9,200
     shares authorized and 4,465 outstanding .          -                -
   Class A stock - $10.00 par value; 800
     shares authorized and 388 outstanding . .          -                -
  Capital surplus  . . . . . . . . . . . . . .      4,782            4,782
  Retained earnings  . . . . . . . . . . . . .      3,753            4,110
                                                  -------          -------
     Total Stockholders' Equity  . . . . . . .      8,535            8,892
                                                  -------          -------
     Total Liabilities and Stockholders'
          Equity . . . . . . . . . . . . . . .    $28,179          $27,247
                                                  =======          =======

  The accompanying accounting policies and notes to condensed consolidated financial statements are an integral part of these statements.

    UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

               CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
            For the Nine Months Ended September 30, 1998 and 1997
            -----------------------------------------------------
                         (Millions of Dollars)
                              (Unaudited)


                                                     1998             1997
                                                  --------         --------
  Cash from Operations:

   Net Income (Loss) . . . . . . . . . .          $   (87)         $   695

   Non-Cash Charges to Income:
     Depreciation and amortization . . .              745              725
     Deferred income taxes . . . . . . .              (83)             228
     Other - net . . . . . . . . . . . .             (234)            (484)
   Changes in current assets and
     liabilities . . . . . . . . . . . .             (135)              87
                                                  -------          -------
     Cash Provided by Operations . . . .              206            1,251
                                                  -------          -------
  Investing Activities:

   Capital investments . . . . . . . . . .         (1,753)          (1,398)
   Other - net . . . . . . . . . . . . . .             88              155
                                                  -------          -------
     Cash Used in Investing Activities . .         (1,665)          (1,243)
                                                  -------          -------
  Equity and Financing Activities:

   Debt repaid . . . . . . . . . . . . . .           (245)            (188)
   Financings  . . . . . . . . . . . . . .            380              180
   Dividends paid to parent. . . . . . . .           (270)            (315)
   Advances from affiliated
     companies - net. . . . . .. . . . . .          1,585              309
                                                  -------          -------
     Cash Provided (Used) by Equity
        and Financing Activities . . . . .          1,450              (14)
                                                  -------          -------
     Net Change in Cash and Temporary
        Investments. . . . . . . . . . . .        $    (9)         $    (6)
                                                  =======          =======

  The accompanying accounting policies and notes to condensed consolidated financial statements are an integral part of these statements.

       UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            ----------------------------------------------------
                              (Unaudited)


  1. RESPONSIBILITIES FOR FINANCIAL STATEMENTS: The condensed consolidated financial statements of Union Pacific Railroad Company (the Company or the Railroad) are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended
     December 31, 1997. The results of operations for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results for the year ending December 31, 1998. The financial statements present the results of operations and financial position of the Company combined with Southern Pacific Rail Corporation (Southern Pacific or SP), a holding company wholly-owned by Union Pacific Corporation (UPC or the Corporation), which owns 2,665 shares of common stock, $10 par value, of Union Pacific Railroad Company and 232 shares of Class A stock, $10 par value of Union Pacific Railroad Company. Certain 1997 amounts have been reclassified to conform to the 1998 financial statement presentation.

  2. ACQUISITION OF SOUTHERN PACIFIC: UPC consummated the acquisition of Southern Pacific in September 1996. The acquisition of Southern Pacific has been accounted for using the purchase method. During 1997 and 1998, the Company executed several mergers to legally merge SP's rail operations with those of the Railroad and its predecessor company Union Pacific Railroad Company, a Utah corporation (UPRR-Utah). These mergers were accounted for in a manner similar to a pooling-of-interest combination of entities under common control since both entities involved in the merger were indirect wholly-owned subsidiaries of UPC at the date of the mergers and with the surviving entity continuing as such.

     In connection with the continuing integration of the rail operations of UPRR-Utah and Southern Pacific, the Company is continuing to eliminate duplicate positions (primarily positions other than train crews), relocate positions, merge or dispose of redundant facilities, dispose of certain rail lines and cancel uneconomical and duplicative SP contracts. The Company has also repaid certain of Southern Pacific's debt obligations. The Company recognized a $958 million liability in the Southern Pacific purchase price allocation for costs associated with SP's portion of these activities.

     Through September 30, 1998, approximately $460 million in merger-related costs were charged by the Company against these reserves, principally consisting of approximately $246 million and $76 million, respectively, for severance and relocation payments made to approximately 4,400 Southern Pacific employees and approximately $96 million for labor protection payments. The Company expects the remaining merger payments will be made over the course of the next three years as the rail operations of UPRR-Utah and SP are integrated and labor negotiations are completed and implemented.

     In addition, the Company expects to incur approximately $165 million in acquisition-related costs for severing or relocating Railroad employees, disposing of certain Railroad facilities, training and equipment upgrading. These costs will be charged to expense as incurred over the next three years. Results for the three and nine months ended September 30, 1998 include $7 million and $36 million (after tax), respectively, in acquisition-related operating costs.

  3. Financial Instruments - The Company uses derivative financial instruments in limited instances for other than trading purposes to manage risk as it relates to fuel prices. Where the Company has fixed fuel prices through the use of swaps, futures or forward contracts, the Company has mitigated the downside risk of adverse price movements; however, it has also limited future gains from favorable movements. The Company's credit risk associated with its counterparties as of September 30, 1998 was less than $1 million. The Company has not been required to provide, nor has it received, any collateral relating to its hedging activities.

     The fair market value of the Company's derivative financial instrument positions at September 30, 1998 was determined based upon current fair market values as quoted by recognized dealers.

     Fuel - At September 30, 1998, the Company had hedged approximately 49% of its estimated remaining 1998 diesel fuel consumption at $0.51 per gallon, on a Gulf Coast basis and approximately 37% of its estimated 1999 diesel fuel consumption at $0.42 per gallon, on a Gulf Coast basis. At September 30, 1998, the Company had outstanding swap agreements covering $291 million of fuel purchases, with gross and net asset positions of less than $1 million. Fuel hedging increased third quarter 1998 fuel expense by $25 million and third quarter 1997 fuel expense by approximately $1 million. For the nine months ended September 30, fuel hedging increased 1998 fuel expense by $59 million and 1997 fuel expense by approximately $1 million.

     Sale of Receivables - The Company has sold, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable. The amount of receivables sold fluctuates based upon the availability of the designated pool of receivables and is directly affected by changing business volumes and credit risks. At December 31, 1997 and September 30, 1998, accounts receivable are presented net of the $650 million and $580 million, respectively, of receivables sold.

  4. Ratio of Earnings to Fixed Charges - The ratio of earnings to fixed charges has been computed on a total enterprise basis. Earnings represent income from continuing operations less equity in undistributed earnings of unconsolidated affiliates, plus income taxes and fixed charges. Fixed charges represent interest, amortization of debt discount and expense, and the estimated interest portion of rental charges. For the nine months ended September 30, 1998, fixed charges exceeded earnings by approximately $203 million.

  5. Commitments and Contingencies - There are various claims and lawsuits pending against the Company and certain of its subsidiaries. Certain customers have submitted claims for damages related to shipments delayed by the Railroad as a result of congestion problems, and certain customers have filed lawsuits seeking relief related to such delays. The nature of the damages sought by claimants includes, but is not limited to, contractual liquidated damages, freight loss or damage, alternative transportation charges, additional production costs, lost business and lost profits. In addition, some customers have asserted that they have the right to cancel contracts as a result of alleged material breaches of such contracts by the Railroad. The Company continues to evaluate the adequacy of its reserves for customer claims.

     The Railroad is also party to certain regulatory proceedings before the Surface Transportation Board of the U.S. Department of Transportation
     (STB). One proceeding pertains to rail service problems in the western United States. As an outgrowth of this proceeding, the STB issued an emergency service order imposing certain temporary measures on the Railroad designed, among other things, to reduce congestion on the Railroad's lines in the Houston, Texas area. On July 31, 1998, the STB terminated the emergency service order. The STB kept in place the requirement that the Railroad report certain service data, which the Railroad had acknowledged the STB had the authority to impose under a provision of the Interstate Commerce Act separate from the emergency service provision. The STB also prescribed, under another statutory provision separate from the emergency service provision, a 45-day "wind-down" period during which certain rights that Texas Mexican Railway Company (Tex Mex) and The Burlington Northern and Santa Fe Railway Company (BNSF) had received under the emergency service order to handle Railroad traffic in Houston would be continued. The 45-day "wind-down" period expired September 17, 1998. A second proceeding, initiated under the STB's continuing oversight jurisdiction with respect to the merger of the Corporation and Southern Pacific (and separate from the STB's regularly scheduled annual proceeding to review the implementation of the merger and the effectiveness of the conditions that the STB imposed on it), is for the purpose of considering the justification for and advisability of any proposals for new remedial conditions to the merger as they pertain to service in the Houston, Texas area, and surrounding coastal areas of Texas and Louisiana. Various parties have filed applications in this proceeding seeking the imposition of additional conditions to the merger including, among other things, the granting of overhead trackage rights on certain of the Railroad's lines in Texas, "neutral switching supervision" on certain of the Railroad's branch lines, the opening to other railroads and switching by a "neutral switching company" of numerous industries now exclusively served by the Railroad in the Houston area, and the compulsory sale or lease to other carriers of certain of the Railroad's lines and facilities. The Company's response in opposition to the condition requests was filed on September 18, 1998, and rebuttal in support of the condition applications was filed on October 16, 1998. The Railroad believes that the applications are without merit and vigorously opposed them in its September 18 submission. Separately from this proceeding, a shortline railroad, the Arkansas, Louisiana and Mississippi Railroad (AL&M), has filed a request that an additional condition be imposed on the merger allowing AL&M to interchange traffic with BNSF. The Railroad has also opposed this request. In addition, the STB has initiated various inquiries and formal rulemaking proceedings regarding certain elements of rail regulation following two days of hearings by the STB in April 1998 at the request of two members of Congress and in response to shippers' expressions of concern regarding railroad service quality, railroad rates and allegedly inadequate regulatory remedies. There can be no assurance that the proposals advanced by parties in the remedial conditions proceeding or the proceedings initiated in response to the rail regulation hearings will not be approved in some form. Should the STB or Congress take aggressive action in the rail regulation proceedings (e.g., by making purportedly competition-enhancing changes in rate and route regulation and "access" provisions), the adverse effect on the Railroad and other rail carriers could be material.

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

     In addition, UPC and certain of its officers and directors are currently defendants in two purported class actions, which have been consolidated into one proceeding. The consolidated complaint alleges, among other things, that UPC violated the federal securities laws by failing to disclose material facts and making materially false and misleading statements concerning the service, congestion and safety problems encountered following the Corporation's acquisition of Southern Pacific in 1996. These lawsuits were filed in late 1997 in the United States District Court for the Northern District of Texas and seek to recover unspecified amounts of damages. UPC management believes that the plaintiffs' claims are without merit and intends to defend them vigorously. The defendants have moved to dismiss this action, and the motion has been fully briefed.

     In addition to the class action litigation, certain current and former directors of UPC and the Company were named as defendants in a purported derivative action filed on behalf of UPC and the Company in the United States District Court for the Northern District of Texas in late 1997. The derivative action alleged, among other things, that the named current and former directors breached their fiduciary duties to UPC and the Company by approving the acquisition of Southern Pacific. The defendants moved to dismiss the derivative action. In response, the plaintiffs sought to voluntarily dismiss their claims, and the derivative action was dismissed, without prejudice, by order of the court dated May 26, 1998.

     On September 14, 1998, a different shareholder plaintiff filed a new purported derivative action on behalf of the Corporation and the Company in the District Court of Tarrant County, Texas, naming as defendants the Corporation, the Company, and the current and certain former directors of the Corporation and the Company. This new derivative action alleges, among other things, that the named current and former directors breached their fiduciary duties to the Corporation and the Company by approving and implementing the Southern Pacific merger without informing themselves of its impact or ensuring that adequate controls were put in place and by causing the the Corporation and the Company to make misrepresentations about the Company's service problems to the financial markets and regulatory authorities. The defendants believe that these claims are without merit and intend to defend them vigorously.

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

  6. Accounting Pronouncements - In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 130, "Reporting Comprehensive Income" (FAS 130), that is effective for all periods in 1998, including interim periods. The Company has adopted the provisions of FAS 130 effective January 1, 1998. The components of comprehensive income include, among other things, changes in the market value of derivative instruments which qualify for hedge accounting under Statement No. 133, when adopted, and net loss recognized as an additional pension liability but not yet recognized as net periodic pension cost. There is no impact from adopting FAS 130 for the nine months ended September 30, 1998.

     Also in June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", that is effective in 1998. The Company currently complies with the provisions of this Statement.

     In February 1998, the FASB issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", that is effective in 1998 (FAS 132). FAS 132 revises and standardizes disclosures required by FAS 87, 88, and 106. This Statement will only affect footnote disclosure and will not otherwise have an effect on the financial statements of the Company.

     In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), that will be effective in 2000. Management is just beginning the process of determining the effect, if any, FAS 133 will have on the Company's financial statements.

  ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

         MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

                                 Mergers

  In September 1996, Union Pacific Corporation (the Corporation or UPC) completed its acquisition of Southern Pacific Rail Corporation (Southern Pacific or SP) and, throughout 1997 and 1998, continued the process of integrating the operations of SP's rail subsidiaries into those of Union Pacific Railroad Company (the Company or the Railroad) and its predecessor, Union Pacific Railroad Company, a Utah Corporation (UPRR-Utah). The legal mergers facilitating the SP operational integration were completed in February 1998. The Company expects to complete the full integration of the operations of the Southern Pacific rail subsidiaries over the next three years. The Company believes that the full implementation of the merger will result in shorter routes, faster transit times, better on-time performance, expanded single-line service and more efficient traffic flow.

  As a result of the SP acquisition, the Company now operates the largest rail system in the United States, with 35,000 route miles linking Pacific Coast and Gulf Coast ports to the Midwest and eastern U.S. gateways.

                     Congestion and Service Issues

  As previously reported, congestion in and around Houston and the coastal areas of Texas and Louisiana (the Gulf Coast region) began to have a material adverse effect on the Company's operations and earnings in the third quarter of 1997. System congestion started in the Gulf Coast region and spread throughout the system during the third and fourth quarters of 1997, and continued to adversely affect the Railroad's operations and financial results during the first nine months of 1998. The Railroad has adopted certain measures to alleviate the congestion problems, and implementation of these service recovery measures has significantly relieved congestion in the Gulf Coast region.

  During the third quarter of 1998, service in the Railroad's Central Corridor between Chicago and Utah was slowed by track maintenance and capacity expansion work which is expected to be completed during 1999.
  The Company also experienced congestion on its lines in Northern California, in the Los Angeles Basin and on the Sunset Route west of El Paso, Texas, caused in part by two derailments on July 8 and July 9, 1998, tight crew supply and limited track capacity in that region, and the learning curve associated with the integration of the computer system of Southern Pacific in the region with the Railroad's computer system, which commenced July 1, 1998. The Railroad has eliminated this congestion by various measures, including rerouting trains from this region to other portions of its system. During the late third quarter and early fourth quarter of 1998, the Railroad's operations were also adversely affected by severe weather in the southern portion of its system, including Hurricane Georges, which disrupted operations in New Orleans and other parts of Louisiana during the last three days of September, heavy rains that moved from northern Texas through Oklahoma and into the Kansas City area on October 3 and 4, heavy rains that resulted in severe flooding in central and southern Texas later in the month of October, and heavy rains and flooding across parts of Oklahoma and Kansas in early November.
  Despite these weather problems, the Railroad has been able to respond quickly to reroute traffic, repair damages caused by washouts and restore service without severe or lengthy disruptions to the Railroad's operations, reflecting the Railroad's overall progress in addressing the service and congestion problems. Although progress has been made in improving service, the Company expects these problems to continue to have an adverse impact on 1998 results.

  During the third quarter of 1998, the Company announced a new long-term strategy to improve the effectiveness of the organization. This effort will be focused on culture change, business process improvement and decentralization, each of which is designed to improve customer satisfaction, increase employee engagement, and improve financial results.

                         Results of Operations
      Quarter Ended September 30, 1998 Compared to September 30, 1997

  The Railroad returned to profitability in the third quarter of 1998 after three consecutive quarterly losses by posting earnings of $67 million, down from $275 million in the third quarter of 1997. Despite service improvements during the quarter, year-over-year results were affected by service problems in the western part of the Railroad's system, which were resolved during the quarter, traffic slow-downs related to major track maintenance and capacity expansion efforts along the Railroad's Central Corridor (scheduled to be completed during 1999), severe weather in the southern portion of the Railroad's system and the cost of continued service recovery. Operating income of $225 million for the third quarter of 1998 compares to $458 million in last year's third quarter, reflecting a year-over-year increase in pre-tax service-related costs and lost revenues, as service issues began late in the third quarter of 1997. The operating ratio for the third quarter of 1998 was 90.5%, up 8.5 points from 1997's 82.0%. Lost revenue and costs related to service performance were the key drivers of the change.

  REVENUE SUMMARY - Rail operating revenues were down $178 million (7%) at $2,360 million. Carloadings for the third quarter of 1998 of 2,021,969 were down 149,127 units, or 7%, from year-ago loads of 2,171,096.
  Declines were led by continuing service issues, weakening demand for whole grain exports (due to strong worldwide crop yields) and a soft export market (caused by the Asian currency crisis impact). Average revenue per car
  (ARC) was down slightly for the quarter at $1,126 per car from last year's $1,131. The decline in ARC was driven by large volumes of very low-ARC empty repositioning moves for intermodal traffic, higher low-ARC stone moves, shortfalls of high-ARC steel traffic, and large volumes of very low-ARC storage-in-transit (SIT) moves in the chemical business. The following table summarizes the quarter-over-quarter change in rail commodity revenue (CR) and ARC by commodity type (carloads in thousands and commodity revenues in millions):

                                            Change              % Change
                Cars     ARC      CR    Cars   ARC    CR     Cars  ARC   CR
                ----   ------  ------   ----  ----  -----    ----  ---  ----
  Automotive     141   $1,447  $  204    (8)  $(14) $ (14)    (6)  (1)   (6)
  Agriculture    213    1,566     334   (11)    38     (9)    (5)   2    (3)
  Intermodal     633      604     382  (106)   (34)   (89)   (14)  (5)  (19)
  Chemicals      232    1,657     385   (18)   (71)   (47)    (7)  (4)  (11)
  Energy         449    1,148     516    10     51     33      2    5     7
  Industrial     354    1,289     456   (16)   (88)   (53)    (4)  (6)  (10)
               -----   ------  ------   ---   ----  -----     ---  ---  ----
  Total        2,022   $1,126  $2,277  (149)  $ (5) $(179)    (7)  --    (7)
               =====   ======  ======   ===   ====  =====     ===  ===  ====

  Agricultural Products revenues fell 3% for the quarter, as loads finished down 5% and ARC improved 2%. Key drivers included diversions of wet corn milling products from the Railroad to trucks and other rails; congestion, which limited canned and packaged, wheat, frozen and food grains categories of agricultural products business; inexpensive corn replacing feed-additives which lowered livestock/feed moves; and depressed corn prices and very soft export demand which hurt corn traffic. Quarter-over-quarter ARC was up 2% primarily due to price increases and improvements in haul length for wheat moves.

  Automotive revenues were down 6%, reflecting a 6% decline in volume and a 1% decrease in ARC. Finished vehicles volumes were down 1% primarily due to the impact of the General Motors (GM) strike, which cost the Railroad approximately $21 million for the quarter. International business, down 22% in loadings, experienced lower Asian imports in addition to service-related diversions. These declines were partially offset by Ford's new Mixing Center business and strong Chrysler volumes (up 18%). Parts volumes lost 10% year-over-year as Ford's volumes fell from the Railroad's equipment shortages and GM switched from intermodal containers to boxcars, which switch lowered parts carloadings as more parts fit in each boxcar. ARC fell 1% as a result of large shortfalls of higher-ARC finished vehicles due to the GM strike.

  Chemicals shipments fell 7%, while ARC dropped 4% when compared to 1997 results. Congestion-related diversions to truck, barge and other railroads plagued most business lines (especially liquid and dry chemicals). In addition, the Asian crisis significantly reduced the demand for export soda ash, as carloads were down nearly 11%, while an unplanned mine shutdown not only reduced traffic for phosphate rock, but also reduced the overall demand for phosphorus. The 4% decline in ARC was largely due to lower high-ARC liquid and dry and soda ash moves, strong movements of low-ARC plastics (softness in international market and weakening prices hurt higher-ARC volumes) and the loss of long-haul business due to slow train speeds.

  Energy movements were up 2% versus 1997, while ARC was up 5%. Maintenance and capacity-driven congestion in the Central Corridor continued to hamper Powder River Basin (PRB) trains. However, PRB trains per day showed gains year-over-year (25.2 in 1998 from 24.3 a year ago), and longer trains (119.7 cars/train in the third quarter of 1998 vs. 117.3 in 1997) helped boost quarter-over-quarter volumes. Colorado and Utah volumes were also up for the quarter due to better service performance than 1997 levels.
  The 5% increase in ARC was primarily a result of more high-ARC PRB traffic.

  Industrial Products posted a 4% volume decline and a 6% decline in ARC, resulting in a 10% drop in revenues. Volumes continued to be plagued by instances of equipment shortages and service issues (caused by slowed local switching and congestion). A large portion of industrial products moves occurred in the South where congestion hit hardest, although service levels have continued to improve. Construction materials, metallic minerals, cement, ferrous scrap, and consumer/machinery moves were all affected by Southern congestion. In addition, several of the same commodities have also been affected by Central Corridor congestion
  (due to maintenance and capacity expansion) and congestion in the Western portion of the Railroad's system, as the final portion of the Company's operating system was brought on-line in SP's western territory in the third quarter of 1998. ARC fell 6% due to product mix issues, largely strong low-ARC stone moves and shortfalls of high-ARC steel traffic.

  Intermodal revenue showed a 19% year-over-year decline, as volumes fell 14% and ARC fell 5%. Congestion issues and related-diversions severely affected several intermodal segments, especially Intermodal Marketing Company (IMC)/truckload and less-than-truckload (LTL)/premium. Volumes also suffered from weak exports (Asian currency crisis). A partial offset was the impact of new APL business and the high demand for containers. ARC fell as traffic mix shortfalls (relatively fewer high-ARC IMC/truckload and LTL/premium loads) were exacerbated by increased volumes of low-ARC empty repositioning moves--as equipment imbalances precipitated by strong imports and weak exports caused customers to significantly increase empty container repositioning moves.

  EXPENSE SUMMARY - Operating expenses were $2,135 million for the third quarter of 1998, $55 million (3%) worse than the third quarter 1997 operating expenses of $2,080 million. However, third quarter 1998 operations did improve significantly from the second quarter of 1998. The following statistical table reflects the improvements in the Railroad's operating performance:

                                          1997                   1998
                                   2nd     3rd     4th     1st    2nd    3rd
  (Average Units, Except Ratios)   Qtr     Qtr     Qtr     Qtr    Qtr    Qtr
                                  -----   -----   -----   -----  -----  -----
  Seven-Day Loadings (000's)      170.7   165.9   153.6   152.5  154.9  155.3
  Train Speed (MPH)                18.4    15.0    13.2    13.8   14.0   14.4
  Car Cycle Times (Days)           12.7    15.2    16.8    17.6   16.4   15.9
  Operating Ratio                  80.9    82.0   102.5    97.7  105.1   90.5

  Labor Expense was $45 million (5%) higher than 1997. Slower train speeds, (which created the need to increase the number of train crews required), inflation and other service-related cost overruns contributed to higher
  costs.   These higher costs were partially offset by lower volumes
  (gross-ton miles were down 3%) and the elimination of duplicative positions as part of merger implementation.

  Depreciation expense grew $9 million, or 4%, to $251 million, driven by the Railroad's extensive capital programs in 1997 and 1998. The Railroad spent over $2 billion on capital projects in 1997 and expects to spend $2.2 billion in 1998, of which $400 million is merger-related.

  Materials and Supplies costs for the quarter were up $13 million to $130 million, or 11%, from third quarter 1997. The increase reflects increased maintenance of locomotives, freight cars and roadway machines. Material costs for signal and communications equipment were also higher year-over-year.

  Fuel and Utilities expenses were down $37 million, or 16%, from 1997. A reduction in gross-ton miles year-over-year (down 3%) generated volume-related fuel savings of $6 million versus 1997. Prices were down
  7 cents per gallon to 60 cents, saving $20 million. The fuel consumption rate of 1.36 gallons per thousand gross-ton miles improved 3% from last year's 1.40, lowering the Railroad's fuel costs by $6 million. Hedges of 58% of third quarter fuel volumes increased fuel costs by $25 million, or 9 cents per gallon (included in the cost per gallon information above). Hedges have increased fuel expenses by $59 million year-to-date.

  Rent Expense was down $7 million, or 2%, versus 1997. Cycle times were above normal at 15.9 days. However, cycles were only 0.7 days higher than year-ago levels, resulting in increased year-over-year service-related costs of $5 million. Locomotives leased for service recovery resulted in an additional $4 million. However, these increases were more than offset by lower volumes due to service shortfalls.

  Other Costs (Including Purchased Services) increased $32 million, or 10%, from 1997, reflecting continued customer relations and service recovery costs. Service recovery increased other costs by $43 million, driven by higher liquidated damages on coal contracts, while crew transportation costs were higher by $4 million. These cost increases were offset by BNSF's increased use of trackage rights and merger-related cost savings on computer costs and contract pricing.

  NON-OPERATING COSTS - Other income, net was $34 million below last year's levels, reflecting the absence of the sale of the Railroad's signboard business in 1997. Interest costs were $43 unfavorable to 1997 at $162 million, reflecting higher interest costs from borrowing to fund capital spending which could not be funded from cash generation at the Railroad due to the effects of service recovery. Income taxes (State & Federal) were favorable $102 million compared to 1997, primarily the result of lower pre-tax income.

   Nine Months Ended September 30, 1998 Compared to September 30, 1997

  The Railroad posted a loss of $87 million for the first nine months of 1998, compared to earnings of $695 million in 1997. 1998 results were affected by slow train speeds and service issues that have been lessening as the year has progressed. Operating income of $161 million for the period compares to $1,310 million last year, reflecting a year-over-year increase in pre-tax service-related costs and lost revenues, as service issues began late in the third quarter of 1997. The year-to-date operating ratio for 1998 was 97.7%, up 14.7 points from 1997's 83.0%.

  REVENUE SUMMARY - Rail operating revenues were down $751 million (10%) at $6,961 million. Carloadings for the period were down 549,061 units, or 8%, from year-ago loads of 6,504,713. Declines were led by continuing service issues, weakening demand for whole grain exports (strong worldwide crop yields), the GM strike and a soft export market (Asian currency crisis impact). Average revenue per car was off 1% versus last year at $1,134 per car from last year's $1,151. The decline in ARC was driven by large volumes of very low-ARC empty repositioning moves for intermodal traffic; higher low-ARC stone moves and shortfalls of high-ARC steel traffic; large volumes of very low-ARC storage-in-transit moves in the chemical business; the absence of long-haul Pacific Northwest grain moves (due to the Asian currency crisis); and the new shorter-distance Ford traffic. The following table summarizes the year-over-year change in rail commodity revenue and ARC by commodity type (carloads in thousands and commodity revenues in millions):

                                        Change           % Change
               Cars    ARC     CR   Cars  ARC    CR    Cars ARC   CR
              ----- ------ ------  ----- ----- ------  ---- ---- ----
  Automotive    466 $1,455 $  677    (8) $(38) $ (29)   (2)  (3)  (4)
  Agriculture   610  1,543    942   (88)  (43)  (166)  (13)  (3) (15)
  Intermodal  1,859    601  1,116  (282)  (26)  (227)  (13)  (4) (17)
  Chemicals     681  1,699  1,158   (63)  (72)  (161)   (8)  (4) (12)
  Energy      1,319  1,138  1,501   (14)   20     11    (1)   2    1
  Industrial  1,021  1,332  1,359   (94)  (29)  (159)   (8)  (2) (10)
              ----- ------ ------  ---   ----  -----    ---  --- ----
  Total       5,956 $1,134 $6,753 (549)  $(17) $(731)   (8)  (1) (10)
              ===== ====== ====== ====   ====  =====    ===  === ====


  EXPENSE SUMMARY - Operating expenses were $6,800 million for the nine months ended September 30, 1998, $398 million (6%) higher than 1997 operating costs of $6,402 million. Labor costs were $106 million (4%) higher than 1997. Slower train speeds caused the need for increased train crew levels, while inflation and other service-related cost overruns
  contributed to higher costs.   These higher costs were partially offset by
  lower volumes (loads down 8%) and the elimination of duplicative positions as part of merger implementation. Depreciation expense grew $20 million, or 3%, to $745 million, driven by the Railroad's extensive capital programs in 1997 and 1998. Materials and supplies costs were up $9 million to $396 million, or 2%, from 1997, reflecting increased maintenance of locomotives and freight cars, and higher material costs. Fuel and utilities expenses were down $161 million, or 21%, from 1997. A reduction in gross-ton miles year-over-year (down 7%) generated volume-related fuel savings, while prices fell 9 cents per gallon (13%) to 62 cents. Rent expense was up $69 million, or 7%, versus 1997. Slower train speeds caused car cycle times to run 3.1 days above 1997 levels. Locomotives leased for service recovery also increased rent costs year-over-year. These higher costs were offset by lower volumes due to service shortfalls. Other costs, including purchased services, increased $355 million, or 35%, from 1997, largely reflecting costs associated with the resolution of customer claims, as well as higher property taxes, contract services and legal costs.

  NON-OPERATING COSTS - Other income, net declined $19 million reflecting the absence of the 1997 signboard business sale and various line sales. Interest costs were $83 million unfavorable to 1997 at $443 million, reflecting higher interest costs for borrowings to fund capital spending which could not be funded from operating cash flow at the Railroad due to the effects of service recovery. Income taxes (State & Federal) were favorable $469 million compared to 1997, primarily the result of lower pre-tax income.

                            Other Matters

  Accounting Pronouncements - In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 130, "Reporting Comprehensive Income" (FAS 130), that is effective for all periods in 1998, including interim periods. The Company has adopted the provisions of FAS 130 effective January 1, 1998. The components of comprehensive income include, among other things, changes in the market value of derivative instruments which qualify for hedge accounting under Statement No. 133, when adopted, and a net loss recognized as an additional pension liability but not yet recognized as net periodic pension cost. There is no impact from adopting FAS 130 for the nine months ended September 30, 1998.

  Also in June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", that is effective in 1998. The Company currently complies with the provisions of this Statement.

  In February 1998, the FASB issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," that is effective in 1998 (FAS 132). FAS 132 revises and standardizes disclosures required by FAS 87, 88, and 106. This Statement will only affect footnote disclosure and will not otherwise have an effect on the financial statements of the Company.

  In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), that will be effective in 2000. Management is just beginning the process of determining the effect, if any, FAS 133 will have on the Company's financial statements.

  Commitments and Contingencies - There are various claims and lawsuits pending against the Company and certain of its subsidiaries. In addition, the Company and its subsidiaries are subject to various Federal, state and local environmental laws and are currently participating in the investigation and remediation of various sites. A discussion of certain claims, lawsuits and contingencies is set forth in Note 7 to the condensed consolidated financial statements, which is incorporated herein by reference.

  Year 2000 - The Year 2000 (Y2K) compliance project at the Company includes modifications to software (internally developed and purchased), hardware and embedded chips inside equipment and machinery. The Railroad's enterprise-wide project encompasses computer systems, equipment in multiple data centers and a telecommunications network spread over 23 states. Equipment containing embedded computer chips includes locomotives, automated train switching systems, computer aided train dispatching systems, signaling systems, computerized fueling stations, weigh-in-motion scales, crane, lifts, PBX systems, elevators, and computerized monitoring systems throughout the Railroad. The Company began work early on its Y2K project,beginning research in 1994 and completing an impact analysis of its mainframe COBOL systems in 1995. The Y2K project has been a high priority since then.

  The Company's Y2K Project is divided into five major initiatives, as follows:

     The Mainframe Systems - consists of the Company's enterprise-wide mainframe systems. Modifications of these systems are ahead of schedule, and the Railroad estimates that approximately 90% of these systems have been converted, tested, and certified as Y2K compliant as of September 30, 1998. The remainder are expected to be completed by December 31, 1998. Periodic audits are planned during 1999 to ensure that certified programs remain Y2K complaint.

     The Client Server Systems - consists of the Railroad's enterprise-wide client server systems. Modifications of these systems are on schedule, and the Railroad estimates that approximately 50% of all critical client server systems have been converted, tested, and certified as Y2K compliant as of September 30, 1998. The remainder are expected to be completed by December 31, 1998. The non-critical client server systems are scheduled to be certified as Y2K compliant by mid-1999.

     The User Department Developed Systems - consists of both mainframe and PC-based systems developed by internal user departments. Modifications of these systems are on schedule, and the Company estimates that approximately 84% of these systems have been converted, tested, and certified as Y2K compliant as of September 30, 1998. Ninety-eight percent of the systems will be completed by December 31, 1998, and the remaining 2% are non-critical systems and will be completed in the first quarter of 1999.

     The Vendor Supplied and Embedded Systems - consists of vendor-supplied software, desktop, mainframe and server hardware, databases and operating systems, as well as, equipment and machinery with embedded systems. Work on these components and systems is on schedule, and the Company estimates that approximately 90% of the suppliers of these systems have indicated that they have a solid plan in place to be Year 2000 compliant in a timely manner. The review of the remaining 10% will be completed in 1998, which will result in either solid plans or a contingency direction. To assure safety and Y2K compliance, the Company is testing selected critical software, hardware and embedded systems, even if the vendor has already certified the product and the Company is working with other railroads via involvement in various Association of American Railroad (AAR) committees and is sharing information on the compliance and testing of safety critical components common to the industry. In addition, the Company has helped fund the development of a shared web site for this purpose, and access to this information is now available to participating railroads.

     The Electronic Commerce Systems - consists of all electronic exchanges of information with customers, vendors, other railroads, and financial institutions. The railroad industry has agreed on a standard 4-digit
     year for all electronic interchanges.   The Railroad expects to be able
     to transmit and receive the new EDI standard which involves a 4-digit year by January 1999. In addition, by December 1998, the Railroad will be in position to continue to handle EDI transactions in existing formats with proper interpretation of the century date. The Company is working with the AAR in testing the new standard with other railroads and with its trading partners.

  For each of these initiatives, seven major categories of events have been identified for which contingency plans are being developed. These categories are 1) key data - integrity/loss, 2) critical software, 3) critical hardware, 4) communications, 5) critical supplies and suppliers,
  6) facilities, and 7) key personnel. The contingency plans also include a Y2K command center which will be staffed 24 hours a day in the fourth quarter of 1999 and continuing into early 2000 for any problems that might occur due to Y2K. The staff will be comprised of technical experts to fix or advise what to fix if systems fail, and knowledgeable representatives from each business unit. Preliminary contingency plans are on schedule to be completed by year-end 1998 and will be adjusted as needed in 1999.

  Costs to convert these systems are expensed as incurred. As of September 30, 1998, more than half of the costs of the Y2K project, estimated to be $51 million in total, have been expensed. In addition, as of September 30, 1998, approximately 85% of the Company's systems have been certified as Y2K compliant, and the majority of the remaining systems are expected to be modified by year-end 1998. Although the Company believes its systems will be successfully modified, failure to modify its systems and purchased equipment, or failure on the part of other entities with whom the Company exchanges or on whom the Company relies for data, to successfully modify their systems, could materially impact operations and financial results in the year 2000.

                        CAUTIONARY INFORMATION

  Certain information included in this report contains, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain or will contain, forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Such forward-looking information may include, without limitation, statements that the Company does not expect that claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or other matters will have a material adverse effect on its consolidated financial condition, results of operations or liquidity and other similar expressions concerning matters that are not historical facts, and projections or predictions as to the Company's financial or operational results. Such forward-looking information is or will be based on information available at that time, and is or will be subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to whether the Company is fully successful in overcoming its congestion-related problems and implementing its service recovery plans and other financial and operational initiatives, industry competition and regulatory developments, natural events such as severe weather, floods and earthquakes, the effects of adverse general economic conditions, changes in fuel prices, labor strikes, the impact of year 2000 systems problems and the ultimate outcome of shipper claims related to congestion, environmental investigations or proceedings and other types of claims and litigation.

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk

  The Company uses derivative financial instruments in limited instances for other than trading purposes to manage risk as it relates to fuel prices. Where the Company has fixed fuel prices through the use of swaps, futures or forward contracts, the Company has mitigated the downside risk of adverse price movements; however, it has also limited future gains from favorable movements.

  The Company addresses market risk related to these instruments by selecting instruments whose value fluctuations correlate highly with the underlying item being hedged. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring minimum credit standards for counterparties and periodic settlements. The total credit risk associated with the Company's counterparties was $1 million at September 30, 1998. The Company has not been required to provide, nor has it received, any collateral relating to its hedging activities.

  The fair market value of the Company's derivative financial instrument positions at September 30, 1998 was determined based upon current fair market values as quoted by recognized dealers.

  Fuel - Over the past three years, fuel costs approximated 10% of the Company's total operating expenses. As a result of the significance of the fuel costs and the historical volatility of fuel prices, the Railroad periodically use swaps, futures and forward contracts to mitigate the impact of fuel price volatility. The intent of this program is to protect the Company's operating margins and overall profitability from adverse fuel price changes.

  At September 30, 1998, the Railroad had hedged approximately 49% of its estimated remaining 1998 diesel fuel consumption at $0.51 per gallon, on a Gulf Coast basis and approximately 37% of its estimated 1999 diesel fuel consumption at $0.42 per gallon, on a Gulf Coast basis. At September 30, 1998, the Railroad had outstanding swap agreements covering fuel purchases of $291 million, with gross and net asset positions of $1 million. Fuel hedging increased third quarter 1998 fuel expense by $25 million and third quarter 1997 fuel expense by approximately $1 million. For the nine months ended September 30, fuel hedging increased 1998 fuel expense by $59 million and 1997 fuel expense by approximately $1 million.

  PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings

  The discussion of certain legal proceedings affecting the Company and/or certain of its subsidiaries set forth in Note 5 to the condensed consolidated financial statements included in Item 1 of Part I of this Report is incorporated herein by reference. In addition to those matters, the following proceedings, or developments in proceedings presently pending, arose or occurred during the third quarter of 1998.

  SOUTHERN PACIFIC ACQUISITION: As previously reported, various appeals have been filed with respect to the STB's August 12, 1996 decision (the Decision) approving the acquisition of control of Southern Pacific by the Corporation. All of the appeals have been consolidated in the U.S. Court of Appeals for the District of Columbia Circuit. Oral argument in the case was held on September 11, 1998, and the case is awaiting decision. The Company believes that it is unlikely that the disposition of the remaining appeals will have a material adverse impact on its consolidated financial condition or its results of operations.

  ENVIRONMENTAL MATTERS: As previously reported, the Railroad has received approximately 20 Notices of Violation (NOVs) from the South Coast Air Quality Management District (the District) relating to fumes emitted from idling diesel locomotives at Slover siding near the Railroad's yard in West Colton, California. Trains awaiting crews or room to enter the West Colton yard have been parked at Slover siding with their engines running for various amounts of time, causing exhaust fumes to enter the backyards and homes of residents living along the siding. The District has cited the Railroad for creating a public nuisance pursuant to the California Health and Safety Code and the District's regulations. Each violation carries a maximum civil penalty of $25,000 per day, which may be increased in some circumstances to $50,000 per day. Although the Railroad modified its operating procedures for trains entering the West Colton yard to reduce the problem, the District entered an order with respect to the situation which the Railroad believes is an impermissible burden on interstate commerce and is preempted by applicable federal law. The Railroad has filed an action in federal district court seeking to overturn the District's order on those grounds, but the court has not yet ruled on this matter. The Railroad and the District have not entered into discussions concerning settlement of the outstanding NOVs pending resolution of this lawsuit. Accordingly, the exact amount of any payment to the District in connection with the NOVs cannot be determined at this time.

  The Railroad has received notification that the District Attorney for San Bernardino County, California has opened an investigation into the Railroad's handling of several hazardous material spills in Barstow and West Colton, California. The incident in Barstow involved a rear-end collision between two trains near Barstow in August 1997 that resulted in a spillage of locomotive diesel fuel and leakage from two tank cars containing toxic chemicals. Three incidents in the West Colton yard in 1998 involved leaking tank cars and spills of diesel fuel from a derailed locomotive. The District Attorney's office is investigating allegations that cleanup procedures were not undertaken promptly and required notices were not given in connection with these incidents. An initial indication of fines exceeding $250,000 with respect to these incidents has been communicated by the District Attorney's office. While the Railroad expects to enter into settlement negotiations with the District Attorney's office, the exact amount of any fines or penalties that may be required to be paid as a part of any settlement cannot be determined at this time.

  Item 6.    EXHIBITS AND REPORTS ON FORM 8-K
             --------------------------------

          (a) Exhibits
              --------
              3 By-Laws of Union Pacific Railroad Company, as amended as of September 8, 1998.

              10.1 Letter Agreement, dated September 8, 1998, between UPC and Mr. Ivor J. Evans, is incorporated herein by reference to Exhibit 10.1 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, as filed with the Securities and Exchange Commission on November 12, 1998

              12    Ratio of Earnings to Fixed Charges

              27    Financial Data Schedule

          (b) Reports on Form 8-K
              -------------------

              On July 23, 1998,  the Company filed a Current Report on
              Form 8-K announcing second quarter 1998 results, which Report was refiled on July 24, 1998 for the purpose of changing EDGAR data concerning address information for the Company.

[SIGNATURE]

                              SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 12th day of November, 1998.





                                         UNION PACIFIC RAILROAD COMPANY



                                         By /s/     John J. Koraleski
                                            --------------------------
                                                    John J. Koraleski
                                            Executive Vice President-Finance
                                               and Chief Financial Officer
                                              (chief accounting officer and
                                               duly authorized officer)






<EXHIBIT INDEX>  INDEX


  UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

                                  EXHIBIT INDEX

  Exhibit No.                 Description
  -----------  -----------------------------------------

    3 By-Laws of Union Pacific Railroad Company, as amended as of September 8, 1998.

    10.1 Letter Agreement, dated September 8, 1998, between UPC and Mr. Ivor J. Evans, is incorporated herein by reference to
                  Exhibit 10.1 to the Corporation's Quarterly Report on
                  Form 10-Q for the quarter ended September 30, 1998, as filed with the Securities and Exchange Commission on November 12, 1998

    12            Ratio of Earnings to Fixed Charges

    27            Financial Data Schedule