Form 10-K405
period 1998-12-31
UNION PACIFIC RAILROAD CO/DE
filed 1999-03-25
CIK 92259

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                      -----------------------------------


                                   FORM 10-K
(Mark One)
   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  For the fiscal year ended December 31, 1998
                                      OR
   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

           For the transition period from __________ to ____________


                         Commission File Number 1-6146


                        UNION PACIFIC RAILROAD COMPANY
                        ------------------------------

            (Exact name of registrant as specified in its charter)


          Delaware                                           94-6001323
-----------------------------------------------------------------------------
 (State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                           Identification No.)

   1416 Dodge Street, Omaha, Nebraska                            68179
-----------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

The registrant's telephone number, including area code      (402) 271-5000

                        -------------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                           Name of each exchange on
    Title of each Class                        which registered
         -------------------             -----------------------------

Missouri Pacific Railroad Company        New York Stock Exchange, Inc.
  4-1/4% First Mortgage Bonds due 2005
Missouri Pacific Railroad Company        New York Stock Exchange, Inc.
  4-3/4% General Income Mortgage Bonds
  due 2020 and 2030
Missouri Pacific Railroad Company        New York Stock Exchange, Inc.
  5% Income Debentures due 2045
Texas and Pacific Railway Company        New York Stock Exchange, Inc.
  5% First Mortgage Bonds due 2000
Missouri-Kansas-Texas Railroad Company   New York Stock Exchange, Inc.
  5-1/2% Subordinated Income Debentures
  due 2033
Securities registered pursuant to
  Section 12(g) of the Act:              None

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND
(b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

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

                               Yes   X   No
                                   -----   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ].
                                ---

                        ------------------------------

None of the Registrant's voting stock is held by non-affiliates. The Registrant is a wholly-owned subsidiary of Union Pacific Corporation.

As of February 26, 1999, the Registrant had outstanding 7,130 shares of Common Stock, $10 par value, and 620 shares of Class A Stock, $10 par value.

DOCUMENTS INCORPORATED BY REFERENCE:  None

                        -------------------------------

                                 PART I
                                 -------

Item 1.  Business
        --------

COMPANY: Union Pacific Railroad Company, a Class I railroad incorporated in Delaware (the Registrant) and its subsidiaries and certain affiliates (collectively, the Company or Railroad), together with a number of terminal and bridge companies in which the Company has a minority ownership interest, operate various railroad and railroad-related transportation operations. The Registrant is a wholly-owned subsidiary of Union Pacific Corporation (the Corporation or UPC).

   The Company operates the largest rail system in the United States, with nearly 34,000 route miles linking Pacific Coast and Gulf Coast ports to the Midwest and eastern U.S. gateways and providing several north/south corridors to key Mexican gateways. The Railroad serves the western two-thirds of the country and maintains coordinated schedules with other carriers for the handling of freight to and from the Atlantic Coast, the Pacific Coast, the Southeast, the Southwest, Canada and Mexico. Export and import traffic is moved through Gulf Coast and Pacific Coast ports and across the Mexican and (primarily through interline connections) Canadian borders.

Product Mix - In 1998, the Railroad had operating revenues of nearly $9.4 billion, approximately 97 percent of which were derived from rail freight operations. The percentages of revenue ton-miles (RTM) and reported rail commodity revenue for major commodities during 1998, 1997 and pro forma 1996 (including the Southern Pacific Rail Corporation acquisition, as described below, as if the acquisition had taken place January 1, 1996) were as follows:

                                     1998                  1997              1996
                            ----------------------- ------------------ ----------------
                                          Commodity          Commodity        Commodity
                                RTM       Revenue     RTM    Revenue   RTM    Revenue
                            ----------  ----------  ------  --------  ------  --------
                                                  (Percent of Total)
Automotive                        3.1%       10.3%    3.4%      9.8%    3.2%      9.5%
Agriculture                      14.1        14.4    15.4      14.9    17.3      15.5
Intermodal                       14.7        16.6    15.8      17.8    15.5      17.6
Chemicals                        11.4        16.9    12.1      17.7    12.4      17.9
Energy                           40.1        22.0    36.1      19.7    34.2      19.3
Industrial                       16.6        19.8    17.2      20.1    17.4      20.2
                                -----      ------   -----    ------   -----    ------
Total                           100.0%      100.0%  100.0%    100.0%  100.0%    100.0%
                                =====      ======   =====    ======   =====    ======
Total (Billions)                432.1      $  9.1   451.8    $  9.7   482.1    $  9.8
                                =====      ======   =====    ======   =====    ======

Competition - The Railroad is subject to price and service competition from other railroads, motor carriers and barge operators. The Company's main rail competitor is Burlington Northern Santa Fe Corporation and its rail subsidiary, The Burlington Northern and Santa Fe Railway Company (BNSF), which manages the nation's second largest Class I railroad and operates parallel routes in many of the Company's main traffic corridors. In addition, the Company's operations are conducted in corridors served by other competing railroads and by motor carriers. Motor carrier competition is particularly strong for intermodal traffic. Because of the proximity of the Railroad's routes to major inland and Gulf Coast waterways, barge competition can be particularly pronounced, especially for grain and bulk commodities.

Employees - Approximately 87% of the Railroad's 53,000 employees are represented by rail unions. During 1996, nearly all of the Union Pacific Railroad Company's, a Utah corporation (UPRR) and predecessor to the Registrant, unionized workforce ratified five-year national agreements, which include a combination of general wage increases and lump-sum payments. In addition, the agreements provide for increased flexibility in work rules. Under the conditions imposed by the Surface Transportation Board of the U.S. Department of Transportation (STB) in connection with the Southern Pacific Rail Corporation (SP or Southern Pacific) acquisition, labor agreements between the Railroad and the unions representing SP employees must be negotiated before the rail systems of Southern Pacific and UPRR can be fully integrated. To date, the Railroad has successfully reached agreements with the shopcraft, carmen, clerical and maintenance-of-way unions. The negotiations with operating crafts are proceeding on schedule. The terms of ratified and pending labor agreements are not expected to have a material adverse effect on the Company's results of operations. The current national bargaining agreement will end in 2000. The Company expects notices for negotiations to be served in November 1999.

SERVICE RECOVERY: Congestion in and around Houston and the coastal areas of Texas and Louisiana (the Gulf Coast region) began in the third quarter of 1997. System congestion started in the Gulf Coast region and spread throughout the system during the third and fourth quarters of 1997, and continued to adversely affect the Railroad's operations and financial results in 1998. In response to its operational difficulties, the Railroad adopted certain measures beginning in 1997 designed to alleviate the congestion problems and improve the efficiency and flexibility of rail operations. To ease system congestion, the Railroad focused on reducing the number of cars on the system and restoring system velocity by hiring additional train and engine employees, accelerating and expanding locomotive purchases and leases, improving management of train crews, and using outside carriers for haulage and train switching in congested areas. In 1998, these efforts were supplemented by the institution of directional running in parts of the Gulf Coast region, establishment of a joint dispatching center in Texas, and extensive track maintenance and capacity expansion efforts in the Railroad's Central Corridor and southern tier. While in some cases the Railroad's actions temporarily slowed service, they have resulted in improved system velocity. Also in 1998, the Railroad instituted several key initiatives including a new long-term strategy to improve the effectiveness of the organization. This effort is focused on culture change, business process improvement and decentralization, each of which is designed to improve customer satisfaction, increase employee involvement and improve operational efficiency and financial results. The combination of all of the steps described above (the Service Recovery Process) has allowed the Railroad to alleviate congestion and improve operations throughout the Railroad's system. However, despite these improvements, the Railroad's operations and financial results were significantly affected by congestion in 1998.

WEATHER AND OTHER CONGESTION ISSUES: During 1998, service in the Railroad's Central Corridor between Chicago and Utah was slowed by track maintenance and capacity expansion work that is expected to be completed during 1999. The Railroad also experienced congestion on its lines in northern California, in the Los Angeles Basin and on the Sunset Route west of El Paso, Texas. This was caused in part by two derailments that occurred in July 1998, tight crew supply and limited track capacity in that region, and the learning curve associated with the integration of the computer system of Southern Pacific in the region with the Railroad's computer system that commenced in July 1998. The Railroad alleviated this congestion by various measures, including temporarily rerouting trains from this region to other portions of its system. Late in the third quarter and early in the fourth quarter of 1998, the Railroad's operations were also adversely affected by severe weather in the southern portion of its system, including Hurricane Georges, which disrupted operations in New Orleans and other parts of Louisiana at the end of September, heavy rains that moved from northern Texas through Oklahoma and into the Kansas City area in early October, heavy rains that resulted in severe flooding in central and southern Texas later in October, and heavy rains and flooding across parts of Oklahoma and Kansas in early November. The Railroad was able to respond quickly to these problems by rerouting traffic, repairing damages caused by washouts and restoring service without severe or lengthy disruptions to the Railroad's operations, which reflected the success of the Railroad's Service Recovery Process in addressing service and congestion problems. Despite these external difficulties, the Railroad was able to recoup the financial loss generated in the first half of 1998 and reported net income for the full year of 1998.

UPC ACQUISITIONS: In 1998, UPC continued implementing its strategy of refocusing on its core rail transportation business begun several years earlier. As part of this strategy, UPC disposed of several non-rail businesses and invested heavily in rail assets, resulting in the creation of the largest rail system in the United States.

CNW - In April 1995, UPC acquired the remaining 71.6% of Chicago and North Western Transportation Company's (CNW) outstanding common stock not previously owned by UPC for $1.2 billion. Prior to the acquisition, CNW was the nation's eighth largest Class I railroad. CNW's rail operations were legally merged with UPRR in October 1995 and have been completely integrated with the rail operations of UPRR.

Southern Pacific - In September 1996, UPC completed the acquisition of Southern Pacific after receipt of a favorable decision from the STB regarding the Corporation's acquisition of SP. The aggregate purchase price was $4.1 billion ($2.5 billion in UPC common stock and $1.6 billion in cash funded with borrowings by UPC, both of which were subsequently pushed down to the Railroad). Prior to the acquisition, SP was the nation's sixth largest Class I railroad. During 1998, UPRR continued its integration of SP's rail operations. This process is expected to be completed over the next three years (see Note 2 to the consolidated financial statements).

LEGAL MERGERS: Since January 1, 1997, the Registrant and its predecessors have been merged with and into several entities (the Legal Mergers) in order to consolidate all of UPC's principal rail operations into one legal entity. The Legal Mergers have been accounted for in a manner similar to a pooling-of-interest combination of entities under common control since all entities involved in the Legal Mergers were direct or indirect wholly-owned subsidiaries of UPC at the respective dates of the Legal Mergers with the surviving entity continuing as such following the Legal Mergers.

   The consolidated financial statements of the Company are presented on a "pooled basis" back to the effective dates on which the STB approval for common control was granted to the Corporation. As a result, the consolidated financial statements include the results of UPRR for all periods presented, the results of SP and its various rail operating subsidiaries as of October 1, 1996, the effective date on which the STB approval for common control was granted to the Corporation for this acquisition, and the results of Missouri Pacific Corporation's rail operating subsidiary, Missouri Pacific Railroad Company
(MPRR), for all periods presented. A detailed description of the Legal Mergers follows:

   On January 1, 1997, MPRR was merged with and into UPRR (the MPRR Merger), with UPRR continuing as the surviving entity. Prior to the MPRR Merger, MPRR was a Class I railroad, that operated as a unified rail system with UPRR, and such operations continued following the MPRR Merger.

   On June 30, 1997, two SP rail operating subsidiaries, Denver and Rio Grande Western Railroad Company (DRGW) and SPCSL Corp. (SPCSL), were merged with and into UPRR (the DRGW and SPCSL Mergers), with UPRR continuing as the surviving entity. Immediately prior to the DRGW and SPCSL Mergers, DRGW and SPCSL were wholly-owned, direct subsidiaries of another SP rail operating subsidiary, Southern Pacific Transportation Company (SPT), and UPRR and SPT at that time and immediately thereafter were wholly-owned, indirect subsidiaries of UPC.

   On September 30, 1997, St. Louis and Southwestern Railway Company (SSW), an SP rail operating subsidiary, was merged with and into SSW Merger Corp, with SSW Merger Corp continuing as the surviving entity, and immediately thereafter SSW Merger Corp was merged with and into UPRR (collectively, the SSW Merger), with UPRR continuing as the surviving entity. Immediately prior to the SSW Merger, SSW was a direct subsidiary of SPT, and UPRR and SPT at that time and immediately thereafter were wholly-owned, indirect subsidiaries of the Corporation.

   On February 1, 1998, UPRR was merged with and into SPT, a Delaware corporation and the principal SP rail affiliate (the SPT Merger), with SPT continuing as the surviving corporation and changing its name to "Union Pacific Railroad Company" immediately following the SPT Merger, thereby creating the current Registrant. Immediately prior to the SPT Merger, SPT and UPRR were wholly-owned, indirect subsidiaries of UPC. UPRR and SPT operated as a unified system before and after the SPT Merger.

Mexican Railway Concession - During 1997 the Company and a consortium of partners were granted a 50-year concession to operate the Pacific-North and Chihuahua Pacific lines in Mexico and a 25% stake in the Mexico City Terminal Company at a price of $525 million. The Railroad holds a 13% ownership share and has accounted for its interest on the equity method. The consortium assumed operational control of both lines in 1998. In January 1999, the Company signed a letter of intent to acquire an additional 13% ownership interest.

GOVERNMENTAL REGULATION: The Company's operations are currently subject to a variety of Federal, state and local regulations. The most significant areas of regulation are described below. See also the discussion of certain regulatory proceedings in "Item 3. Legal Proceedings," which is incorporated herein by
                        -----------------
reference.

   The Railroad is subject to the regulatory jurisdiction of the STB and other Federal and state agencies. The STB has jurisdiction over rates charged on certain regulated rail traffic; freight car compensation; transfer, extension or abandonment of rail lines; and acquisition of control of rail and motor carriers by rail common carriers. Other Federal agencies have jurisdiction over safety, movement of hazardous materials, movement and disposal of hazardous waste, and equipment standards. Various state and local agencies have jurisdiction over disposal of hazardous wastes and seek to regulate movement of hazardous materials.

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

   CERCLA was designed to establish a strategy for cleaning up facilities at which hazardous waste or other hazardous substances have created actual or potential environmental hazards. The EPA has designated certain facilities as requiring cleanup or further assessment. Among other things, CERCLA authorizes the Federal government either to clean up such facilities itself or to order persons responsible for the situation to do so. The act created a multi-billion dollar fund to be used by the Federal government to pay for such cleanup efforts. In the event the Federal government pays for such cleanup, it will seek reimbursement from private parties upon which CERCLA imposes liability.

   CERCLA imposes strict liability on the owners and operators of facilities in which hazardous waste and other hazardous substances are deposited or from which they are released or are likely to be released into the environment. It also imposes strict liability on the generators of such waste and the transporters of the waste who select the disposal or treatment sites. Liability may include cleanup costs incurred by third persons and damage to publicly-owned natural resources. The Company is subject to potential liability under CERCLA as an owner or operator of facilities at which hazardous substances have been disposed of, or as a generator or a transporter of hazardous substances disposed of at other locations. Some states have enacted, and other states are considering enacting, legislation similar to CERCLA. Certain provisions of these acts are more stringent than CERCLA. States that have passed such legislation are currently active in designating more facilities as requiring cleanup and further assessment.

   The operations of the Company are subject to the requirements of the CAA. The 1990 amendments to the CAA include a provision under Title V requiring that certain facilities obtain operating permits. EPA regulations require all states to develop Federally-approvable permit programs. Affected facilities must submit air operating permit applications to the respective states within one year of the EPA's approval of the state programs. Certain of the Company's facilities may be required to obtain such permits. In addition, in December 1997 the EPA issued final regulations which require that most locomotives purchased or remanufactured after 1999 or 2000 meet certain stringent emissions criteria. While the cost of meeting these requirements may be significant, expenditures are not expected to affect materially the Company's financial condition or results of operations.

   The operations of the Company are also subject to other laws protecting the environment, including permit requirements for wastewater discharges pursuant to the National Pollutant Discharge Elimination System and storm-water runoff regulations under the Federal Water Pollution Control Act.

   Information concerning environmental claims and contingencies and estimated attendant remediation costs is set forth in Note 10 to the Financial Statements on pages F-19 and F-20. Such information is incorporated herein by reference.

Cautionary Information

Certain information included in this report contains, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain or will contain, forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Such forward-looking information may include, without limitation, statements that the Company does not expect that claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or other matters will have a material adverse effect on its consolidated financial condition, results of operations or liquidity and other similar expressions concerning matters that are not historical facts, and projections or predictions as to the Company's financial or operational results. Such forward-looking information is or will be based on information available at that time, and is or will be subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to whether the Company is fully successful in recovering from the effects of the Company's congestion-related problems and implementing its financial and operational initiatives, industry competition and legislative and/or regulatory developments, natural events such as severe weather, floods and earthquakes, the effects of adverse general economic conditions, changes in fuel prices, labor strikes, the impact of year 2000 systems problems and the ultimate outcome of shipper claims related to congestion, environmental investigations or proceedings and other types of claims and litigation.

Item 2.  Properties
         ----------

OPERATING EQUIPMENT: At December 31, 1998, the Railroad owned or leased from others 7,083 locomotives, 119,776 freight cars and 9,218 units of work equipment. Substantially all railway equipment secures various outstanding equipment obligations.

RAIL PROPERTY: The Railroad operates approximately 34,000 miles of track, including 27,200 miles of main line and 6,500 miles of branch line. Approximately 12 percent of the main line track consists of trackage rights over track owned by others. A substantial portion of the right-of-way and track is subject to one or more mortgages.

Item 3.  Legal Proceedings
         -----------------

SOUTHERN PACIFIC ACQUISITION: On August 12, 1996, the STB served a decision (the Decision) approving the acquisition of control of Southern Pacific by UPC, subject to various conditions. The acquisition was consummated on September 11, 1996. Various appeals were filed with respect to the Decision, and all such appeals were ultimately consolidated in the U.S. Court of Appeals for the District of Columbia Circuit. All of the appeals have since been withdrawn except the appeal of the Western Coal Traffic League. Oral argument in the case was held on September 11, 1998, and the case is awaiting decision. The Company believes that it is unlikely that the disposition of the remaining appeal will have a material adverse impact on its consolidated financial condition or its results of operations.

   Among the conditions to the STB's approval of the Southern Pacific acquisition was the requirement that the STB retain oversight jurisdiction for five years to examine whether the conditions imposed under the Decision remain effective to address the competitive harms caused by the merger. On December 21,

1998, the STB served a decision in the second annual general oversight proceeding to review the implementation of the merger and the effectiveness of the conditions imposed under the Decision. The STB concluded that, notwithstanding the service problems that arose in the western United States following the merger, the merger had thus far not caused any substantial competitive harm. The STB rejected various requested adjustments to the merger conditions and refused to impose additional conditions on the merger other than those imposed in connection with the Gulf Coast Oversight Proceeding (defined below). The STB ordered the Company to continue to report quarterly on merger implementation and to provide a comprehensive summary presentation in the progress reports due on July 1, 1999. The STB order also requires interested parties to file comments concerning the next annual oversight proceeding on August 16, 1999, with replies being due September 3, 1999.

SURFACE TRANSPORTATION BOARD PROCEEDINGS: In addition to the annual oversight proceeding, the Corporation and the Railroad were parties to a separate proceeding before the STB that terminated during the fourth quarter of 1998. This proceeding, which was initiated in March 1998 under the STB's continuing oversight jurisdiction with respect to the Southern Pacific merger, was for the purpose of considering proposals for new remedial conditions to the merger pertaining to service in the Houston, Texas area and surrounding coastal areas of Texas and Louisiana (the Gulf Coast Oversight Proceeding). Various parties filed applications in the Gulf Coast Oversight Proceeding seeking the imposition of additional conditions to the merger including, among other things, requests by certain parties for conditions that would effectively open up access to shippers on the Railroad's lines and permit competing carriers to serve those shippers. On December 21, 1998, the STB issued a decision in the Gulf Coast Oversight Proceeding which imposed the following additional conditions: (i) a "clear route" condition pursuant to which the Joint Director of the UPRR/BNSF dispatching center in Spring, Texas was granted authority to route traffic through Houston over any available route, even a route over which the owner of a train does not have trackage rights, thereby enhancing efficiency and facilitating the smooth movement of rail traffic through the Houston area; (ii) the granting of approximately four miles of additional trackage rights to BNSF to create a new interchange with a short-line railroad in the Austin, Texas area; and (iii) the imposition of certain annual reporting requirements on the Railroad with respect to the implementation of its infrastructure plan for the Houston/Gulf Coast region. The STB denied all other condition requests, including requests that other railroads be granted "open access" to shippers not currently served by other carriers on the Railroad's lines. The STB stated that the propriety of an "open access" regulatory scheme for the railroad industry is a matter more appropriately addressed by Congress.

   The Railroad was also party to another proceeding before the STB that terminated during the fourth quarter of 1998. This proceeding arose as a result of a petition filed by Kansas City Southern Railway Company (KCS) and Texas Mexican Railway Company (Tex Mex) challenging actions taken by UPRR and BNSF to rationalize the operations of the Houston Belt & Terminal Railway Company, of which UPRR and BNSF each owns 50%. On December 21, 1998, the STB entered an order denying this and related petitions filed by KCS and Tex Mex.

BOTTLENECK PROCEEDINGS: On August 27, 1996, the STB initiated a proceeding asking for arguments and evidence on the issue of whether it should modify its existing regulations regarding the prescription of, and challenge to, rates for rail service over a bottleneck segment (a line of railroad that is served by only one railroad between a junction and an exclusively-served shipper facility). The STB proceeding also referred to pending motions to dismiss three individual complaint proceedings filed by shippers challenging a class rate charged for the movement of coal, two of which named the Company and SPT as a party thereto. Neither complaint proceeding individually involved a significant exposure for reparations. However, if existing regulation of bottleneck movements were changed, future revenue from such movements, including those covered by the complaint proceedings, could be substantially reduced. On December 31, 1996, the STB served a decision that generally reaffirmed earlier rulings regarding a rail carrier's obligation to provide rates for bottleneck segments and assured the right of rail carriers to differentially price traffic based upon demand. It also dismissed the two complaint proceedings in which the Company and SPT were defendants. On April 30, 1997, the STB served a decision generally declining to reconsider its December 31, 1996 decision, but clarifying that in certain circumstances a bottleneck destination carrier that does not serve the origin for a traffic movement may be required to provide a common carrier rate for the bottleneck portion of the movement which can be legally challenged before the STB apart from the contract rate for the remainder of the move. The STB decisions were appealed to the U.S. Court of Appeals for the Eighth Circuit. On February 10, 1999, the Eighth Circuit Court of Appeals entered an order affirming the STB's decision and the dismissal of the two complaints against the Company and SPT. The Court also dismissed a cross-appeal by the railroads challenging the aspect of the STB's decision finding that a shipper could challenge the reasonableness of a published rate over only part of a joint route if the rest of the route was covered by a contract. The ground for the Court's dismissal of the cross-appeal was that no actual controversy involving such a situation was presented in the case before the STB and, accordingly, there was no actual case or controversy for the Court to decide. It is anticipated that the same issues will be decided in a pending appeal before the U.S. Court of Appeals for the District of Columbia Circuit. In that case which was filed by FMC Corporation and an affiliate with the STB in October 1997, and subsequently appealed to the D.C. Circuit, the Railroad is challenging a December 1997 STB decision requiring it to publish separately challengeable bottleneck segment rates for the portion of a route not covered by a contract. This appeal had been stayed pending disposition of the appeals by the Eighth Circuit Court of Appeals.

CUSTOMER CLAIMS: Certain customers have submitted claims for damages related to shipments delayed by the Railroad as a result of congestion problems, and certain customers have filed lawsuits seeking relief related to such delays. The nature of the damages sought by claimants includes, but is not limited to, contractual liquidated damages, freight loss or damage, alternative transportation charges, additional production costs, lost business and lost profits. In addition, some customers have asserted that they have the right to cancel contracts as a result of alleged material breaches of such contracts by the Railroad. The Company has accrued an aggregate of $456 million for these claims ($370 million in 1998 and $86 million in 1997).

SHAREHOLDER LITIGATION: The Corporation and certain of its directors and officers (who are also directors of the Company) are defendants in two purported class actions that have been consolidated into one proceeding. The consolidated complaint alleges, among other things, that the Corporation violated the Federal securities laws by failing to disclose material facts and making materially false and misleading statements concerning the service, congestion and safety problems encountered following the Corporation's acquisition of Southern Pacific in 1996. These lawsuits were filed in late 1997 in the United States District Court for the Northern District of Texas and seek to recover unspecified amounts of damages. Management believes that the plaintiffs' claims are without merit and intends to defend them vigorously. The defendants have moved to dismiss this action, and the motion has been fully briefed.

   In addition to the class action litigation, a purported derivative action was filed on behalf of the Corporation and the Railroad in September 1998 in the District Court for Tarrant County, Texas, naming as defendants the then-current and certain former directors of the Corporation and the Railroad and, as nominal defendants, the Corporation and the Railroad. The derivative action alleges, among other things, that the named directors breached their fiduciary duties to the Corporation and the Railroad by approving and implementing the Southern Pacific merger without informing themselves of its impact or ensuring that adequate controls were put in place and by causing UPC and the Railroad to make misrepresentations about the Railroad's service problems to the financial markets and regulatory authorities. The Corporation's Board of Directors established a special litigation committee consisting of three independent directors to review the plaintiff's allegations and determine whether it is in UPC's best interest to pursue them. The committee has unanimously concluded that further prosecution of the derivative action on behalf of the Corporation and the Railroad is not in the best interest of either such company. Accordingly, the Corporation and the Railroad have filed a motion with the Court to dismiss the derivative action. The individual defendants also believe that these claims are without merit and intend to defend them vigorously.

ENVIRONMENTAL MATTERS: EPA has brought a civil action against certain subsidiaries of Southern Pacific which have been merged into the Company, in the U.S. District Court for the District of Colorado alleging violation of the Clean Water Act and the Oil Pollution Act. The complaint identifies seven incidents involving the alleged release of hazardous substances into the waters of the United States and seeks civil penalties of $25,000 per day and unspecified injunctive relief to prevent future violations. Six of the seven incidents are related to derailments dating back to 1992. Six of the incidents involve alleged releases from ruptured locomotive fuel tanks, and one incident in 1996 involves an alleged release of sulfuric acid near the Tennessee Pass.

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

   The Railroad has been named as a defendant in a criminal misdemeanor action brought by the State of California in the Municipal Court of Placer County, California on February 24, 1998. The complaint alleges a violation of California Fish and Game Code Section 5650 as a result of a diesel fuel spill in Norden, California in February 1997. In addition, the California Department of Fish and Game is seeking penalties, monitoring costs and natural resource damages under state water statutes, and the EPA is seeking penalties for violation of the Clean Water Act in connection with the same incident.

   In March 1998, the Railroad received notice that the Railroad and Clean Harbors, a waste disposal firm, were the subject of a criminal investigation by the EPA and the Federal Bureau of Investigation. Tank cars containing hazardous waste billed to Clean Harbors' transload facility in Sterling, Colorado were held in the Railroad's Sterling, Colorado rail yard for periods longer than ten days prior to placement in Clean Harbor's facility, allegedly in violation of hazardous waste regulations. The Railroad is cooperating with the investigation and has responded to grand jury subpoenas. A finding of violation could result in significant criminal or civil penalties.

   The Railroad has received approximately 20 Notices of Violation (NOVs) from the South Coast Air Quality Management District (the District) relating to fumes emitted from idling diesel locomotives at Slover siding near the Railroad's yard in West Colton, California. Trains awaiting crews or room to enter the West Colton yard were parked at Slover siding with their engines running for various amounts of time, causing exhaust fumes to enter the backyards and homes of residents living along the siding. The District has cited the Railroad for creating a public nuisance pursuant to the California Health and Safety Code and the District's regulations. Each violation carries a maximum civil penalty of $25,000 per day, which may be increased in some circumstances to $50,000 per day. Although the Railroad modified its operating procedures for trains entering the West Colton yard to reduce the problem, the District entered an order with respect to the situation which the Railroad believes is an impermissible burden on interstate commerce and is preempted by applicable federal law. The Railroad filed an action in Federal district court seeking to overturn the District's order on those grounds, but it is complying with the order in the interim. The Court denied the Railroad's request for a preliminary injunction but set the matter for summary judgment hearing on July 19, 1999 and trial on September 21, 1999. The Railroad and the District have not entered into discussions concerning settlement of the outstanding NOVs pending resolution of this lawsuit. Accordingly, the exact amount of any payment to the District in connection with the NOVs cannot be determined at this time.

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

   The Company and it affiliates have received notices from the EPA and state environmental agencies alleging that they are or may be liable under certain Federal or state environmental laws for remediation costs at various sites throughout the United States, including sites which are on the Superfund National Priorities List or state superfund lists. Although specific claims have been made by the EPA and state regulators with respect to some of these sites, the ultimate impact of these proceedings and suits by third parties cannot be predicted at this time because of the number of potentially responsible parties involved, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites and/or the speculative nature of remediation costs. Nevertheless, at many of the superfund sites, the Company believes it will have little or no exposure because no liability should be imposed under applicable law, one or more other financially able parties generated all or most of the contamination, or a settlement of the Company's exposure has been reached although regulatory proceedings at the sites involved have not been formally terminated.

   Information concerning environmental claims and contingencies and estimated attendant remediation costs is set forth in Note 10 to the Financial Statements on pages F-19 and F-20. Such information is incorporated herein by reference.


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

        Omitted in accordance with General Instruction I of Form 10-K.

                                    PART II
                                    -------

Item 5. Market for Registrant's Common Equity and Related Stockholder
        Matters
        -------------------------------------------------------------

        As of the date of filing this Report, the Registrant had the following amounts of capital stock issued and outstanding: 7,130 shares of Common Stock, par value $10.00 per share (the Company Common Stock), 620 shares of Class A Stock, par value $10.00 per share (the Company Class A Stock), 4,829 Redeemable Preference Shares (Series A), initial par value $10,000 per share, and 436 Redeemable Preference Shares (Series B), initial par value $10,000 per share (collectively, the Preference Shares). All of the Company Common Stock and the Company Class A Stock, which constitutes all of the voting capital stock of the Registrant, is owned by the Corporation or a wholly-owned indirect subsidiary of the Corporation, and all of the Preference Shares, which are non-voting stock, are owned by the Federal Railroad Administration. Accordingly, there is no market for the Registrant's capital stock.

            Dividends on the Company Common Stock, which are paid on a quarterly basis, totaled $308 million in 1998, $411 million in 1997 (dividends also included $29 million of asset transfers between the Company and
        UPC)and $392 million in 1996 (dividends also included $1,241 million of dividends to UPC associated with the Legal Mergers). Dividends on the Company Class A stock, which are paid annually out of available income totaled $12 million in 1998, $9 million in 1997 and $8 million in 1996. Information concerning restrictions on the Registrant's ability to pay dividends on the Company Common Stock and the Company Class A Stock is set forth in Notes 6 and 9 to the Financial Statements. All such information is incorporated herein by reference.

Item 6. Selected Financial Data
        -----------------------

        Omitted in accordance with General Instruction I of Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and
        ---------------------------------------------------------------
        Results of Operations
        ---------------------

        Omitted in accordance with General Instruction I of Form 10-K. In lieu thereof, a narrative analysis is presented beginning on Page F-22.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

        Information concerning market risk sensitive instruments is set forth under Other Matters in the Management's Narrative Analysis of the Results of Operations on page F-29, and in Note 4 to Financial Statements on pages F-11 and F-12. All such information is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data
        -------------------------------------------

        The financial statements and supplementary information related thereto, listed on the Index to Financial Statements, are provided on pages F-1 through F-33 herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and
        ---------------------------------------------------------------
        Financial Disclosure
        --------------------

        None.
                                 PART III
                                 ---------

Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

         Omitted in accordance with General Instruction I of Form 10-K.

Item 11. Executive Compensation
         ----------------------

         Omitted in accordance with General Instruction I of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

         Omitted in accordance with General Instruction I of Form 10-K.

Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

         Omitted in accordance with General Instruction I of Form 10-K.

                                 PART IV
                                 --------

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
         ---------------------------------------------------------------

         (a) (1) and (2) Financial Statements and Schedules
             ----------------------------------------------
             See Index to Financial Statements.

             (3) Exhibits
             ------------

             2(a) Agreement and Plan of Merger, dated as of January 29, 1998, between UPRR and SPT is incorporated herein by reference to
                  Exhibit 2 to the Registrant's Current Report on Form 8-K dated February 13, 1998.

             3(a) Amended Certificate of Incorporation of the Registrant,
                  effective as of February 1, 1998.

             3(b) By-Laws of the Registrant, as amended effective as of November
                  19, 1998.

4 Pursuant to various indentures and other agreements, the Registrant has issued long-term debt; however, no such agreement has securities or obligations covered thereby which exceed 10% of the Registrant's total consolidated assets. The Registrant agrees to furnish the Commission with a copy of any such indenture or agreement upon request by the Commission.

10(a) Amended and Restated Anschutz Shareholders Agreement, dated as of July 12,
      1996, among UPC, UPRR, The Anschutz Corporation, Anschutz Foundation and Mr. Philip F. Anschutz, is incorporated herein by reference to Annex D to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to UPC's Registration Statement on Form S-4 (No. 33-64707).

10(b) Agreement, dated September 25, 1995, among UPC, UPRR, MPRR, SP, SPT, DRGW,
      SSW and SPCSL, on the one hand, and Burlington Northern Railroad Company ("BN") and The Atchison, Topeka and Santa Fe Railway Company ("Santa Fe"), on the other hand, is incorporated by reference to Exhibit 10.11 to UPC's Registration Statement on Form S-4 (No. 33-64707).

10(c) Supplemental Agreement, dated November 18, 1995, between UPC, UPRR, MPRR,
      SP, SPT, DRGW, SSW and SPCSL, on the one hand, and BN and Santa Fe, on the other hand, is incorporated herein by reference to Exhibit 10.12 to UPC's Registration Statement on Form S-4 (No. 33-64707).

12    Ratio of Earnings to Fixed Charges.

24    Powers of attorney.

27    Financial Data Schedule.

(b)   Reports on Form 8-K

      On October 26, 1998, the Registrant filed a current report on Form 8-K announcing UPC's financial results for the third quarter of 1998.

                                    SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 25th day of March, 1998.

                         UNION PACIFIC RAILROAD COMPANY


                              By  /s/ Richard K. Davidson
                            ------------------------------------
                            Richard K. Davidson,
                            Chairman and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, on this 25th day of March, by the following persons on behalf of the Registrant and in the capacities indicated.


PRINCIPAL EXECUTIVE OFFICER:  By  /s/ Richard K. Davidson
                            --------------------------------------
                            Richard K. Davidson,
                            Chairman and Chief Executive Officer


PRINCIPAL FINANCIAL OFFICER:  By  /s/ Gary M. Stuart
                            --------------------------------------
                            Gary M. Stuart,
                            Chief Financial Officer


PRINCIPAL ACCOUNTING OFFICER: By  /s/ James R. Young
                            --------------------------------------
                            James R. Young,
                            Senior Vice President-Finance

DIRECTORS:

Philip F. Anschutz*                      Elbridge T. Gerry, Jr.*



Robert P. Bauman*                        William H. Gray, III*



Richard B. Cheney*                       Judith Richards Hope*



E. Virgil Conway*                        Richard J. Mahoney*



Jerry R. Davis*                          John R. Meyer*



Thomas J. Donohue*                       Thomas A. Reynolds, Jr.*



Spencer F. Eccles*                       James A. Shattuck*



Ivor J. Evans*                           Richard D. Simmons*












* By /s/ Thomas E. Whitaker
   ----------------------------------------
   Thomas E. Whitaker, Attorney-in-fact

     UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------



                                                             Page
                                                          -----------

Independent Auditors' Report............................      F-2

Financial Statements:

  Statement of Consolidated Income and Retained
     Earnings - For the Years Ended December 31, 1998,
     1997 and 1996......................................      F-3

  Statement of Consolidated Financial Position -
     At December 31, 1998 and 1997......................   F-4 - F-5

  Statement of Consolidated Cash Flows - For the Years
     Ended December 31, 1998, 1997 and 1996.............      F-6

  Accounting Policies...................................      F-7

  Notes to Consolidated Financial Statements............  F-8 - F-21

Management's Narrative Analysis of the
  Results of Operations.................................  F-22 - F-33




Schedules are omitted because they are not applicable or the required information is set forth in the financial statements referred to above.

INDEPENDENT AUDITORS' REPORT
----------------------------
To the Board of Directors
Union Pacific Railroad Company
Omaha, Nebraska


   We have audited the accompanying statements of consolidated financial position of Union Pacific Railroad Company (a wholly-owned subsidiary of Union Pacific Corporation) and subsidiary companies as of December 31, 1998 and 1997, and the related statements of consolidated income and retained earnings and of consolidated cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Union Pacific Railroad Company and subsidiary companies at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



/s/ DELOITTE & TOUCHE LLP
--------------------------

Omaha, Nebraska
January 21, 1999

     UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

            STATEMENT OF CONSOLIDATED INCOME AND RETAINED EARNINGS
             For The Years Ended December 31, 1998, 1997 and 1996
             ----------------------------------------------------
                    (Millions of Dollars, Except for Ratio)


                                          1998     1997      1996
                                         -------  -------  --------

Operating Revenues.....................  $9,368   $9,981   $ 7,680
                                         ------   ------   -------
Operating Expenses:
Salaries, wages and employee benefits
(Note 8)...............................   3,607    3,467     2,502
Equipment and other rents..............   1,328    1,309       857
Depreciation and amortization..........   1,003      972       686
Fuel and utilities (Note 4)............     792      987       725
Materials and supplies.................     513      515       418
Casualty costs.........................     423      432       319
Property and use taxes.................     185      183       137
Other costs............................   1,084      863       434
                                         ------   ------   -------

Total..................................   8,935    8,728     6,078
                                         ------   ------   -------

Operating Income.......................     433    1,253     1,602
Other Income - Net (Note 11)...........     186      172       138
Interest Expense (Notes 3 and 6).......    (603)    (473)     (323)
                                         ------   ------   -------

Income Before Income Taxes.............      16      952     1,417
Income Taxes (Note 5)..................     (11)     332       477
                                         ------   ------   -------

  Net Income (Notes 2 and 13)..........  $   27   $  620   $   940
                                         ======   ======   =======
Retained Earnings:
Beginning of year......................  $4,110   $3,939   $ 4,640
Net income.............................      27      620       940
  Dividends to parent (Notes 2 and 9)..    (320)    (449)   (1,641)
                                         ------   ------   -------

  End of Year..........................  $3,817   $4,110   $ 3,939
                                         ======   ======   =======

Ratio of Earnings to Fixed Changes.....     1.0      2.4       4.0
                                         ======   ======   =======



The accompanying accounting policies and notes to consolidated financial statements are an integral part of these statements.

     UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

                 STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                          December 31, 1998 and 1997
                          --------------------------
                             (Millions of Dollars)

                                    ASSETS
                                    -------


                                         1998     1997
                                        -------  -------
Current Assets:
 Cash and temporary investments.......  $    35  $    50
 Accounts receivable - net (Note 4)...      494      552
 Inventories..........................      337      288
 Current deferred tax asset (Note 5)..      130       92
 Other current assets.................       85      159
                                        -------  -------

   Total Current Assets...............    1,081    1,141
                                        -------  -------

Investments:
 Investments in and advances to
  affiliated companies (Note 2).......      681      595
 Other investments....................       10       29
                                        -------  -------

   Total Investments..................      691      624
                                        -------  -------

Properties, at cost (Notes 6 and 7):
 Road and other.......................   24,789   23,610
 Equipment............................    7,545    7,084
                                        -------  -------
   Total Properties...................   32,334   30,694
 Less accumulated depreciation and
   amortization.......................    5,871    5,208
                                        -------  -------

   Properties - Net...................   26,463   25,486
                                        -------  -------

Other Assets..........................      122       92
                                        -------  -------

   Total Assets.......................  $28,357  $27,343
                                        =======  =======




The accompanying accounting policies and notes to consolidated financial statements are an integral part of these statements.

     UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES


                 STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                          December 31, 1998 and 1997

                             (Millions of Dollars)

                     LIABILITIES AND STOCKHOLDER'S EQUITY

                                                          1998     1997
                                                       -------  -------
Current Liabilities:
 Accounts payable....................................  $   493  $   660
 Accrued wages and vacation..........................      380      382
 Accrued casualty costs..............................      364      364
 Income and other taxes..............................      297      263
 Debt due within one year (Note 6)...................      178      229
 Other current liabilities...........................      840      965
                                                       -------  -------
  Total Current Liabilities..........................    2,552    2,863
                                                       -------  -------
Intercompany borrowings from UPC (Notes 2,3 and 6)...    5,368    3,993
                                                       -------  -------
Third-party debt due after one year (Notes 6 and 7)..    2,606    2,361
                                                       -------  -------
Deferred income taxes (Note 5).......................    6,759    6,698
                                                       -------  -------
Accrued casualty costs...............................      928      929
                                                       -------  -------
Retiree benefit obligations (Note 8).................      737      722
                                                       -------  -------
Other long-term liabilities (Note 10)................      781      856
                                                       -------  -------
Redeemable Preference Shares.........................       27       29
                                                       -------  -------
 Series A, $10,000 par value; 4,829 shares
  outstanding
 Series B, $10,000 par value; 436 shares
  outstanding

Stockholders' Equity (Notes 2 and 9):
 Common stock - $10.00 par value; 9,200 shares
  authorized and 4,465 outstanding...................        -        -
 Class A stock - $10.00 par value; 800 shares
  authorized and 388 outstanding.....................        -        -
 Capital surplus.....................................    4,782    4,782
 Retained earnings...................................    3,817    4,110
                                                       -------  -------
  Total Stockholder's Equity.........................    8,599    8,892
                                                       -------  -------
  Total Liabilities and Stockholder's Equity.........  $28,357  $27,343
                                                       =======  =======




The accompanying accounting policies and notes to consolidated financial statements are an integral part of these statements.

     UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES


                     STATEMENT OF CONSOLIDATED CASH FLOWS
             For The Years Ended December 31, 1998, 1997 and 1996

                             (Millions of Dollars)


                                                                                                 1998       1997       1996
                                                                                              -------    -------    -------
Cash From Operations:
Net Income.................................................................................   $    27    $   620    $   940
Non-Cash Charges to Income:
 Depreciation and amortization.............................................................     1,003        972        686
 Deferred income taxes (Note 5)............................................................         7        336        236
 Other, net................................................................................      (218)      (289)      (153)
 Changes in current assets and liabilities.................................................      (266)       120         58
                                                                                              -------    -------    -------
 Cash from Operations......................................................................       553      1,759      1,767
                                                                                              -------    -------    -------
Investing Activities:
 Capital investments.......................................................................    (2,044)    (2,035)    (1,339)
 SP acquisition (Note 2)...................................................................         -          -       (586)
 Proceeds from sale of assets and
  other investing activities...............................................................       212        265        233
                                                                                              -------    -------    -------
 Cash Used in Investing Activities.........................................................    (1,832)    (1,770)    (1,692)
                                                                                              -------    -------    -------
Financing Activities (Note 2):
 Cash dividends paid to parent (Note 9)....................................................      (320)      (420)    (1,000)
 Financings (Note 6).......................................................................       486        180        422
 Debt repaid...............................................................................      (276)      (210)      (908)
 Advances, net.............................................................................     1,374        438        910
 Proceeds from sale of stock...............................................................         -          -        600
 Other.....................................................................................         -         (3)       (39)
                                                                                              -------    -------    -------
 Cash Provided by (Used in) Financing
  Activities...............................................................................     1,264        (15)       (15)
                                                                                              -------    -------    -------
Net Change in Cash and Temporary
 Investments...............................................................................   $   (15)   $   (26)   $    60

Cash at Beginning of Year..................................................................        50         76         16
                                                                                              -------    -------    -------
Cash at End of Year........................................................................   $    35    $    50    $    76
                                                                                              =======    =======    =======

Changes in Current Assets and Liabilities (omitting working capital generated by the 1996 SP Merger;
 see Note 2):

  Accounts receivable......................................................................   $    58    $  (105)   $   (42)
  Inventories..............................................................................       (49)         7         12
  Other current assets.....................................................................        36         21        195
  Accounts, wages and vacation payable.....................................................      (169)       205         16
  Debt due within one year.................................................................       (51)       106         21
  Other current liabilities................................................................       (91)      (114)      (144)
                                                                                              -------    -------    -------
   Total...................................................................................   $  (266)   $   120    $    58
                                                                                              =======    =======    =======

The accompanying accounting policies and notes to consolidated financial statements are an integral part of these statements.

     UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of Union Pacific Railroad Company, a Delaware corporation (formerly Southern Pacific Transportation Company) (the Registrant), and all subsidiaries and certain affiliates (collectively, the Company or Railroad). The Registrant is a wholly-owned subsidiary of Union Pacific Corporation, a Utah corporation (the Corporation or UPC). Investments in affiliated companies (20% to 50% owned and/or where the Company exercises significant influence over an investee's operations) are accounted for on the equity method. All material intercompany transactions are eliminated.

Cash and Temporary Investments - Temporary investments are stated at cost that approximates fair value and consist of investments with original maturities of three months or less.

Inventories - Inventories consist of materials and supplies carried at the lower of cost or market.

Property and Depreciation - Properties are carried at cost. Provisions for depreciation are computed principally on the straight-line method based on estimated service lives of depreciable property.

   The cost (net of salvage) of depreciable rail property retired or replaced in the ordinary course of business is charged to accumulated depreciation. A gain or loss is recognized in other income for all other property upon disposition.

   The cost of internally developed software is capitalized and amortized over a five-year period. An obsolescence review of capitalized software is performed on a periodic basis.

Revenue Recognition - Transportation revenues are recognized on a percentage-of-completion basis, while delivery costs are recognized as incurred.

Hedging Transactions - The Company periodically hedges fuel purchases. Unrealized gains and losses from fuel-related swaps, futures and forward contracts are deferred and recognized as the fuel is consumed. The effect of maturities, terminations and sales is recorded in earnings in the period the instrument terminates (see Note 4).

Comprehensive Income - The Company adopted the provisions of Statement No. 130, "Reporting Comprehensive Income," in 1998 and had no items of comprehensive income to report in 1998, 1997 or 1996.

Use of Estimates - The consolidated financial statements of the Company include estimates and assumptions regarding certain assets, liabilities, revenues and expenses and the disclosure of certain contingent assets and liabilities. Actual future results may differ from such estimates.

Change in Presentation - Certain prior year amounts have been reclassified to conform to the 1998 financial statement presentation.

1.   Nature of Operations

The Registrant, a Class I railroad incorporated in Delaware and a wholly-owned subsidiary of the Corporation, together with a number of wholly-owned and majority-owned subsidiaries of the Company and various terminal and bridge companies in which the Company has minority interests, operates various railroad and railroad-related businesses. The Company's rail operations include for all periods the operations of Union Pacific Railroad Company, a Utah corporation and predecessor to the Registrant (UPRR), and as of October 1, 1996, the rail operating subsidiaries of Southern Pacific Rail Corporation (Southern Pacific or
SP). In addition, during 1997, the Railroad and a consortium of partners were granted a 50-year concession to operate the Pacific-North and Chihuahua Pacific lines in Mexico (see Note 2).

   The Railroad is the largest rail system in the United States, with nearly 34,000 route miles linking Pacific Coast and Gulf Coast ports to the Midwest and eastern U.S. gateways and providing several north/south corridors to key Mexican gateways. The Railroad serves the western two-thirds of the country and maintains coordinated schedules with other carriers for the handling of freight to and from the Atlantic Coast, the Pacific Coast, the Southeast, the Southwest, Canada and Mexico. Export and import traffic is moved through Gulf Coast and Pacific Coast ports and across the Mexican and (primarily through interline connections) Canadian borders. The Railroad is subject to price and service competition from other railroads, motor carriers and barge operators.

   Approximately 87% of the Railroad's 53,000 employees are represented by rail unions. During 1996, nearly all of the unionized workforce ratified five-year national agreements, which include a combination of general wage increases and lump-sum payments. In addition, the agreements provide for increased flexibility in work rules. Under the conditions imposed by the Surface Transportation Board of the U.S. Department of Transportation (STB) in connection with the SP acquisition, labor agreements between the Railroad and the unions representing SP employees must be negotiated before the UPRR and Southern Pacific rail systems can be fully integrated. To date, the Railroad has successfully reached agreements with the shopcraft, carmen, clerical and maintenance-of-way unions. The negotiations with the operating crafts are proceeding on schedule. The terms of ratified and pending labor agreements are not expected to have a material adverse effect on the Company's results of operations. The current national bargaining agreement will end in 2000. The Company expects notices for negotiations to be served in November 1999.

2. Acquisitions

CNW - In April 1995, UPC acquired the remaining 71.6% of Chicago and North Western Transportation Company's (CNW) outstanding common stock not previously owned by UPC for $1.2 billion. Prior to the acquisition, CNW was the nation's eighth largest Class I railroad. CNW's rail operations were legally merged with UPRR in October 1995 and have been completely integrated with the rail operations of UPRR.

Southern Pacific - In September 1996, UPC completed the acquisition of Southern Pacific after receipt of a favorable decision from the STB regarding the Corporation's acquisition of SP. The aggregate purchase price was $4.1 billion ($2.5 billion in UPC common stock and $1.6 billion in cash funded with borrowings by UPC, both of which were subsequently pushed down to the Railroad). The acquisition of Southern Pacific has been accounted for using the purchase method and was fully consolidated into Railroad's results beginning October 1996.

Merger Consolidation Activities - In connection with the acquisition and continuing integration of UPRR and Southern Pacific's rail operations, the

Company is in the process of eliminating 5,200 duplicate positions, which are primarily employees involved in activities other than train, engine and yard activities. In addition, the Company is relocating 4,700 positions, merging or disposing of redundant facilities, and disposing of certain rail lines. The Company is also canceling uneconomical and duplicative SP contracts.

   To date the Company has severed 2,400 employees and relocated 3,800 employees due to merger implementation activities. The Company recognized a $958 million pre-tax liability in the SP purchase price allocation for costs associated with SP's portion of these activities. In addition, the Railroad expects to incur $160 million in pre-tax acquisition-related costs for severing or relocating UPRR employees, disposing of certain UPRR facilities, and training and equipment upgrading over the merger implementation period. Earnings for 1998 and 1997 included $68 million pre-tax or $42 million after-tax, and $97 million pre-tax and $60 million after-tax, respectively, for acquisition-related costs for UPRR consolidation activities.

   The components of the merger liability as of December 31, 1998 were as follows:

                                          Original  Cumulative  Current
(Millions of Dollars)                     Reserve    Activity   Reserve
                                          --------  ----------  -------
Labor protection related to legislated
  and contractual obligations...........      $361        $361     $  -
Severance costs.........................       343         253       90
Contract cancellation fees and
  facility and line closure costs.......       145         121       24
Relocation costs........................       109          79       30
                                              ----        ----     ----
Total...................................      $958        $814     $144
                                              ====        ====     ====

Merger Liabilities - Merger liability activity reflected cash payments for merger consolidation activities and reclassification of contractual obligations from merger liabilities to contractual liabilities. In addition, where merger implementation has varied from the original merger plan, the Company has adjusted the merger liability and the fair value allocation of SP's purchase price to fixed assets to eliminate the portion of the merger liability that is no longer required. Where the merger implementation has caused the Company to incur more costs than were envisioned in the original merger plan, such costs are charged to expense in the period incurred. The Company expects that the remaining merger payments will be made over the course of the next three years as labor negotiations are completed and implemented, and related merger consolidation activities are finalized.

Pro Forma Results - The pro forma results presented below have been prepared to reflect the consummation of the Southern Pacific acquisition as if such events occurred as of January 1, 1996. These results do not reflect synergies expected to result from the integration of UPRR's and Southern Pacific's rail operations, and accordingly, do not account for any potential increase in revenue or operating income, estimated cost savings, or one-time costs associated with the elimination of UPRR's duplicate facilities and relocation or severance payments to UPRR employees. The effects of the foregoing could be substantial. This unaudited pro forma information is not necessarily indicative of the results of operations that might have occurred had the Southern Pacific acquisition actually occurred on the date indicated, or of future results of operations of the resulting entity.


(Millions of Dollars)    Pro Forma 1996
                         --------------
Operating Revenues.....         $10,113
Operating Income.......           1,671
Net Income.............             871

Legal Mergers: Since January 1, 1997, the Registrant and its predecessors have been merged with and into several entities (the Legal Mergers) in order to consolidate all of UPC's principal rail operations into one legal entity. The Legal Mergers have been accounted for in a manner similar to a pooling-of-interest combination of entities under common control since all entities involved in the Legal Mergers were direct or indirect wholly-owned subsidiaries of UPC at the respective dates of the Legal Mergers with the surviving entity continuing as such following the Legal Mergers.

   The consolidated financial statements of the Company are presented on a "pooled basis" back to the effective dates on which the STB approval for common control was granted to the Corporation. As a result, the consolidated financial statements include the results of UPRR for all periods presented, the results of SP and its various rail operating subsidiaries as of October 1, 1996, the effective date on which the STB approval for common control was granted to the Corporation for this acquisition, and the results of Missouri Pacific Corporation's rail operating subsidiary, Missouri Pacific Railroad Company
(MPRR), for all periods presented. A detailed description of the Legal Mergers follows:

   On January 1, 1997, MPRR was merged with and into UPRR (the MPRR Merger), with UPRR continuing as the surviving entity. Prior to the MPRR Merger, MPRR was a Class I railroad, that operated as a unified rail system with UPRR, and such operations continued following the MPRR Merger.

   On June 30, 1997, two SP rail operating subsidiaries, Denver and Rio Grande Western Railroad Company (DRGW) and SPCSL Corp. (SPCSL), were merged with and into UPRR (the DRGW and SPCSL Mergers), with UPRR continuing as the surviving entity. Immediately prior to the DRGW and SPCSL Mergers, DRGW and SPCSL were wholly-owned, direct subsidiaries of another SP rail operating subsidiary, Southern Pacific Transportation Company (SPT), and UPRR and SPT at that time and immediately thereafter were wholly-owned, indirect subsidiaries of UPC.

   On September 30, 1997, St. Louis and Southwestern Railway Company (SSW), an SP rail operating subsidiary, was merged with and into SSW Merger Corp, with SSW Merger Corp continuing as the surviving entity, and immediately thereafter SSW Merger Corp was merged with and into UPRR (collectively, the SSW Merger), with UPRR continuing as the surviving entity. Immediately prior to the SSW Merger, SSW was a direct subsidiary of SPT, and UPRR and SPT at that time and immediately thereafter were wholly-owned, indirect subsidiaries of the Corporation.

   On February 1, 1998, UPRR was merged with and into SPT, a Delaware corporation and the principal SP rail affiliate (the SPT Merger), with SPT continuing as the surviving corporation and changing its name to "Union Pacific Railroad Company" immediately following the SPT Merger, thereby creating the current Registrant. Immediately prior to the SPT Merger, SPT and UPRR were wholly-owned, indirect subsidiaries of UPC. UPRR and SPT operated as a unified system before and after the SPT Merger.

Mexican Railway Concession - During 1997, the Company and a consortium of partners were granted a 50-year concession to operate the Pacific-North and

Chihuahua Pacific lines in Mexico and a 25% stake in the Mexico City Terminal Company at a price of $525 million. The Railroad holds a 13% ownership share and has accounted for its interest on the equity method. The consortium assumed operational control of both lines in 1998. In January 1999, the Company signed a letter of intent to acquire an additional 13% ownership interest.

3.   Related Party Transactions

Amounts due to and from affiliates, including advances to and borrowings from the Corporation, bear interest at an annually determined rate which considers the Corporation's cost of debt. Net intercompany interest expense charged on such amounts was $399 million, $279 million and $192 million in 1998, 1997 and 1996, respectively.

4. Financial Instruments

Risk Management

Strategy and Risk - The Company uses derivative financial instruments in limited instances and for other than trading purposes to manage risk as it relates to fuel prices. Where the Company has fixed fuel prices through the use of swaps, futures or forward contracts, the Company has mitigated the downside risk of adverse price movements; however, it has also limited future gains from favorable movements.

Market and Credit Risk - The Company addresses market risk related to these instruments by selecting instruments whose value fluctuations highly correlate with the underlying item being hedged. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring high credit standards for counterparties and periodic settlements. The Company had no credit risk related to these instruments at December 31, 1998. The Company has not been required to provide, nor has it received any collateral relating to its hedging activity.

Determination of Fair Value - The fair market values of the Company's derivative financial instrument positions at December 31, 1998 and 1997, described below, were determined based on current fair market values as quoted by recognized dealers.

Fuel Hedging

Strategy - Over the past three years, fuel costs have been a significant portion of the Company's total operating expenses. As a result of the significance of fuel costs and the historical volatility of fuel prices, the Company periodically uses swaps, futures and forward contracts to mitigate the impact of fuel price volatility. The intent of this program is to protect the Company's operating margins and overall profitability from adverse fuel price changes. However, the use of these contracts also limits the benefit of favorable fuel price changes.

Financial Impact - At December 31, 1998, the Railroad had hedged 64% of its forecasted 1999 fuel consumption at a price of $0.41 per gallon. At December 31, 1997, the Railroad had hedged 42% of its forecasted 1998 fuel consumption. In addition, at year-end 1998, the Railroad had outstanding swap agreements covering its fuel purchases in 1999 of $343 million, with gross and net liability positions of $49 million. At year-end 1997, the Railroad had outstanding swap agreements covering its fuel purchases in 1998 of $298 million, with gross and net liability positions of $13 million. Fuel hedging increased the Railroad's 1998 fuel costs by $87 million, had no significant effect on 1997 fuel costs, and lowered 1996 fuel costs by $34 million.

Fair Value of Debt Instruments

The fair value of the Company's long-term and short-term debt has been estimated using quoted market prices or current borrowing rates. At December 31, 1998, the fair value of total debt exceeded the carrying value by approximately 7% of the Company's total third-party debt portfolio. Approximately $145 million of the Company's fixed-rate debt securities contain call provisions that allow the Company to retire the debt instruments prior to final maturity subject, in certain cases, to the payment of premiums.

Sale of Receivables

The Railroad has sold, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to third parties through a bankruptcy-remote subsidiary (the Subsidiary). The Subsidiary is collateralized by a $75 million note from Union Pacific Railroad Company. The amount of receivables sold fluctuates based upon the availability of the designated pool of receivables and is directly affected by changing business volumes and credit risks. At December 31, 1998 and 1997, accounts receivable are presented net of the $580 million and $650 million of receivables sold, respectively.

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

   Components of income tax expense (benefit) are as follows:

      (Millions of Dollars)          1998    1997   1996
                                    ------  ------  -----
Current:
  Federal.........................  $ (15)  $   4   $ 231
  State...........................     (3)     (8)     10
                                    -----   -----   -----
  Total current...................    (18)     (4)    241

Deferred:
  Federal.........................    286     304     217
  State...........................     15      32      19
  Benefit of net operating loss...   (294)      -       -
                                    -----   -----   -----
     Total deferred...............      7     336     236
                                    -----   -----   -----
Total.............................  $ (11)  $ 332   $ 477
                                    =====   =====   =====

   Deferred tax liabilities (assets) comprise the following:

                 (Millions of Dollars)   1998     1997
                                        -------  -------
Net current deferred tax asset........  $ (130)  $  (92)
                                        ------   ------
Excess tax over book depreciation.....   7,322    7,064
State taxes - net.....................     530      540
SP merger reserves....................     (50)    (235)
Long-term liabilities.................    (328)    (158)
Retirement benefits...................    (272)    (255)
Alternative minimum tax...............      (5)      (3)
Net operating loss....................    (719)    (528)
Other.................................     281      273
                                        ------   ------
Net long-term deferred tax liability..   6,759    6,698
                                        ------   ------
Net deferred tax liability............  $6,629   $6,606
                                        ======   ======

   The Company has a deferred tax asset reflecting the benefits of $2,309 million in net operating loss carryforwards (NOLs), which expire as follows:

(Millions of Dollars)

Expiring December 31:
  2002.................  $  455
  2003.................     262
  2004.................     134
  2005.................     136
  2006.................     226
  2007 - 2018..........   1,096
                         ------
  Total................  $2,309
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

   A reconciliation between Federal statutory and effective tax rates is as follows:

                            1998    1997   1996
                           -------  -----  -----
Statutory tax rate           35.0%  35.0%  35.0%
State taxes - net           (75.0)   1.6    1.3
Dividend Exclusion          (75.0)  (1.2)  (0.6)
Tax Settlements                 -   (0.6)  (1.8)
Non-deductible Expenses      62.7    0.9    0.9
Property Contributions      (18.8)  (0.9)  (0.3)
Other                         2.3    0.1   (0.8)
                           ------   ----   ----
 Effective tax rate        (68.8)%  34.9%  33.7%
                           ======   ====   ====

   All material IRS deficiencies prior to 1986 have been settled. The Company and the IRS have settled all issues through 1982, including Tax Court cases for years through 1979. In addition, the Company has reached a partial settlement with the IRS Appeals Office for 1983 through 1985; the remaining issues will be resolved as part of IRS refund claims filed for those years. The Company is negotiating with the IRS Appeals Office concerning 1986 through 1989. The IRS is examining the Company's returns for 1990 through 1994. The Company believes it has adequately provided for Federal and state income taxes.

   Net payments (refunds) of income taxes were $(49) million in 1998, $49 million in 1997 and $162 million in 1996.

6.    Debt

Total debt is summarized below:

(Millions of Dollars)                                  1998     1997
                                                      -------  -------
Intercompany borrowings from UPC, 7.5%..............  $5,368   $3,993
Capitalized leases, due through 2011................   1,429    1,243
Equipment obligations, 6.0% to 10.3%
  due through 2019..................................     857      910
Notes and debentures, 0% to 11.5% due through 2054..     253      294
Term floating rate debt, 6.2% through 2012..........     105        -
Mortgage bonds, 4.3% to 5.0% due through 2030.......     175      175
Tax-exempt financings, 4.2% through 2015............      12       12
Unamortized discount................................     (47)     (44)
                                                      ------   ------
   Total debt.......................................   8,152    6,583

Less current portion................................    (178)    (229)
                                                      ------   ------
Total long-term debt................................  $7,974   $6,354
                                                      ======   ======

Debt Maturities - For each year, 1999 through 2003, debt maturities are $178 million, $183 million, $168 million, $206 million and $327 million, respectively. Interest payments approximate gross interest expense.

Mortgaged Properties - Approximately 30% of all rail equipment and other railroad properties secures outstanding equipment obligations and mortgage bonds.

Income-Based Securities

As a result of the Legal Mergers, the Company has assumed all outstanding indebtedness of its predecessors (see Note 2). The terms of certain instruments evidencing a portion of such indebtedness contain provisions that limit the payment of interest, require sinking fund installments and impose certain restrictions in the event all interest is not paid. Other instruments evidencing a portion of such indebtedness may also impose restrictions on the Company's ability to declare dividends on certain classes of capital stock (see
Note 9). A description of those debt instruments follows.

MPRR Mortgage Bonds - As the successor to MPRR, the Company is the obligor under the MPRR 4-1/4% First Mortgage Bonds due 2005 (the MPRR First Mortgage Bonds) and the MPRR 4-3/4% General (Income) Mortgage Bonds, Series A and Series B, due 2020 and 2030, respectively (the MPRR General Mortgage Bonds). Payment of current interest on the MPRR First Mortgage Bonds is mandatory, but current interest on the MPRR General Mortgage Bonds must be paid only to the extent that there is available income remaining after allocation to a capital fund for the purpose of reimbursing the Company for certain capital expenditures and to the payment of certain sinking fund installments required on the MPRR First Mortgage Bonds. If available income is insufficient to pay interest in any calendar year, the unpaid interest accumulates to an amount not in excess of 13-1/2% of the principal amount of the MPRR General Mortgage Bonds and is paid in subsequent years only to the extent that there is available income remaining after payment of current interest.

MPRR Debentures - As the successor to MPRR, the Company is the obligor under the MPRR 5% Income Debentures due 2045 (the MPRR Debentures). Current interest on the MPRR Debentures must be paid only to the extent that there is available income remaining after allocation to a capital fund for the purpose of reimbursing the Company for certain capital expenditures, to the payment of certain sinking fund installments on the MPRR First Mortgage Bonds, to the payment of current and accumulated interest on the MPRR General Mortgage Bonds and to the payment of certain sinking fund installments on the MPRR General Mortgage Bonds.

MKT Subordinated Income Debentures - As a result of MPRR's acquisition of Missouri-Kansas-Texas Railroad Company (MKT) in 1988, the Company, as the successor to MPRR, is now the obligor under MKT's 5-1/2% Subordinated Income Debentures due 2033 (the MKT Debentures). Current interest on the MKT Debentures must be paid only to the extent that there is available income remaining after allocation to a capital fund for the purpose of reimbursing the Company for certain capital expenditures. Unpaid interest accumulates to an amount not in excess of 16-1/2% of the principal amount of the MKT Debentures and is paid only to the extent that there is available income remaining after payment of current interest.

MKT Income Certificates - The Company has also assumed certain certificates constituting a charge on income (the Certificates) issued by MKT. The Certificates do not bear interest, and payments to a sinking fund for the Certificates are made only from available income, as defined in such Certificates. Available income must be applied to the capital fund, current and accumulated interest on the MKT Debentures and a sinking fund for the MKT Debentures before any payment is made to the sinking fund for the Certificates.

Interest Payments - The Company paid interest of $3.5 million for 1997 and $3.6 million for 1996 on the MPRR General Mortgage Bonds, $5.0 million for both 1997 and 1996 on the MPRR Debentures, and $1.5 million for both 1997 and 1996 on the MKT Debentures. The Company generated no available income in 1998. As a result, no interest payments will be made on the MPRR General Mortgage Bonds, the MPRR Debentures or the MKT Debentures in 1999 for 1998 interest. 1998 interest for the MPRR General Mortgage Bonds and the MKT Debentures will be paid out of future years' available income.

Sinking Fund Contributions - In addition, because the Company generated no available income in 1998, no amount will be applied to the capital funds, to the sinking funds for the MPRR General Mortgage Bonds, MKT Debentures and the Certificates, or accrued as dividends on the Company's Class A stock (see Note
9). Amounts payable to the MPRR General Mortgage Bonds, the MKT Debentures or the Certificates sinking funds may be covered by the cost of securities previously repurchased by the Company or its predecessors. Amounts in the capital fund for the MKT Debentures which are unused or unappropriated for the reimbursement of capital expenditures may not exceed $4.0 million at any time.

Dividend Restriction - At December 31, 1998, the amount of the Registrant's retained earnings available for dividends was $3.0 billion.

7.  Leases

The Company leases certain locomotives, freight cars, trailers and other property. Future minimum lease payments for capital and operating leases with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1998 are as follows:

                                              Operating  Capital
(Millions of Dollars)                          Leases     Leases
                                              ---------  --------
  1999......................................     $  381   $  209
  2000......................................        354      214
  2001......................................        311      221
  2002......................................        241      208
  2003......................................        207      186
  Later years...............................      1,906    1,225
                                                 ------   ------
   Total minimum payments...................     $3,400    2,263
                                                 ======   ======
   Amount representing interest.............                (834)
                                                          ------
   Present value of minimum lease payments..              $1,429
                                                          ======

   Rent expense for operating leases with terms exceeding one month was $573 million in 1998, $495 million in 1997 and $405 million in 1996. Contingent rentals and sub-rentals are not significant.

8.   Retirement Plans

Benefit Summary - The Company provides defined benefit retirement income to eligible non-union employees through qualified and non-qualified (supplemental) pension plans of the Corporation. In addition, all non-union and certain of the Company's union employees participate in defined contribution medical and life insurance programs for retirees. All Railroad employees are covered by the Railroad Retirement System (System).

Funding and Benefit Payments - Qualified and non-qualified pension benefits are based on years of service and the highest compensation during the latest years of employment. The qualified plans are funded based on the Projected Unit Credit actuarial funding method and are funded at not less than the minimum funding standards set forth in the Employee Retirement Income Security Act of 1974, as amended. The Company has settled a portion of the non-qualified unfunded supplemental plan's accumulated benefit obligation by purchasing annuities. The Company also provides medical and life insurance benefits on a cost sharing basis for qualifying employees. These costs are funded as incurred. In addition, contributions made to the System are expensed as incurred and amounted to approximately $411 million in 1998, $392 million in 1997 and $275 million in 1996.

   The following illustrates the change in the Company's projected benefit obligation for 1998 and 1997:

Change in Benefit Obligation:
                                                                                                                         Other
                                                                                                                    Postretirement
                                                                                                 Pension Benefits       Benefits
                                                                                                ------------------  ----------------

(Millions of Dollars)                                                                             1998      1997     1998     1997
                                                                                                --------  --------  -------  -------

Net benefit obligation at
  beginning of year...........................................................................   $1,294    $1,145    $ 368    $ 360
Service cost..................................................................................       18        16        4        4
Interest cost.................................................................................       86        87       25       26
Plan amendments...............................................................................        -        65       (1)       -
Actuarial (gain) loss.........................................................................       (1)       61        6        2
Gross benefits paid...........................................................................      (82)      (80)     (24)     (24)

                                                                                                 ------    ------    -----    -----
Net benefit obligation at end of year.........................................................   $1,315    $1,294    $ 378    $ 368
                                                                                                 ======    ======    =====    =====

   Changes in the Company's benefit plan assets are summarized as follows for 1998 and 1997:

Change in Plan Assets:
                                                                                                                        Other
                                                                                                                     Postretirement
                                                                                                 Pension Benefits      Benefits
                                                                                                 ----------------    --------------
(Millions of Dollars)                                                                              1998      1997     1998     1997
                                                                                                 ------    ------    -----    -----
Fair value of plan assets at
  beginning of year...........................................................................   $1,247    $1,118    $   -    $   -
Actual return on plan assets..................................................................      222       187
Employer contributions........................................................................        4        22       24       24
Gross benefits paid...........................................................................      (82)      (80)     (24)     (24)

                                                                                                 ------    ------    -----    -----
Fair value of plan assets at
  end of year.................................................................................   $1,391    $1,247    $   -    $   -
                                                                                                 ======    ======    =====    =====

   The components of funded status of the benefit plans for 1998 and 1997 are as follows:

Components of Plan Liabilities:
                                                                                                                        Other
                                                                                                                     Postretirement
                                                                                                 Pension Benefits      Benefits
                                                                                                 ----------------    --------------
(Millions of Dollars)                                                                              1998      1997     1998     1997
                                                                                                 ------    ------    -----    -----
Funded status at end of year..................................................................   $   76    $  (48)   $(378)   $(368)

Unrecognized net actuarial gain...............................................................     (459)     (340)     (20)     (22)

Unrecognized prior service
  cost (credit)...............................................................................       65        69      (36)     (40)

Unrecognized net transition
  obligation..................................................................................       (9)       (6)       -        -
                                                                                                 ------    ------    -----    -----
Net liability recognized at end
  of year.....................................................................................   $ (327)   $ (325)   $(434)   $(430)

                                                                                                 ======    ======    =====    =====

   In 1998 and 1997, $24 million and $33 million, respectively, of total pension and other postretirement liability was reclassified as a current liability. Amounts recognized for the benefit plan liabilities in the statement of consolidated financial position for 1998 and 1997 consist of:

Balance Sheet Components:
                                                           Other
                                                       Postretirement
                                    Pension Benefits      Benefits
                                   ------------------  --------------
      (Millions of Dollars)          1998      1997     1998    1997
                                   --------  --------  ------  ------
Prepaid benefit cost.............    $   1     $   1   $   -   $   -
Accrued benefit cost.............     (328)     (326)   (434)   (430)
Additional minimum liability.....       (9)      (22)      -       -
Intangible asset.................        9        22       -       -
                                     -----     -----   -----   -----
Net liability recognized at end
  of year........................    $(327)    $(325)  $(434)  $(430)
                                     =====     =====   =====   =====

   The components of the Company's net periodic pension costs for the years ended December 31, 1998, 1997 and 1996 were as follows:

Components of Expense:
                                                                        Other
                                                                   Postretirement
                                      Pension Benefits                Benefits
                                   ----------------------  -------------------------
                                    1998    1997    1996    1998      1997     1996
                                   ------  ------  ------  ------  ---------  ------
Service cost.....................  $  18   $  16   $  13   $   4      $   4   $   3
Interest cost....................     86      87      58      25         26      15
Expected return on assets........    (96)    (81)    (53)      -          -       -
Amortization of:
  Transition obligation..........      3       3       5       -          -       -
  Prior service cost (credit)....      7       7       6      (3)        (3)     (3)
Actuarial gain...................     (9)     (9)     (5)     (1)        (2)     (1)
                                   -----   -----   -----   -----      -----   -----
Total net periodic benefit cost..  $   9   $  23   $  24   $  25      $  25   $  14
                                   =====   =====   =====   =====      =====   =====

   As of year-end 1998 and 1997, approximately 31% and 32%, respectively, of the funded plans' assets were held in fixed-income and short-term securities, with the remainder in equity securities.

   The weighted-average actuarial assumptions for the years ended December 31, 1998, 1997 and 1996 were as follows:

Key Assumptions:
                                                              Other
                                                          Postretirement
                                   Pension Benefits          Benefits
                                  -------------------  --------------------
                                  1998   1997   1996   1998    1997   1996
                                  -----  -----  -----  -----  ------  -----
Discount rate...................  6.75%   7.0%   7.5%  6.75%    7.0%   7.5%
Expected return on plan assets..  9.00    9.0    8.0    N/A     N/A    N/A
Rate of compensation increase...  4.75    5.0    5.5   4.75     5.0    5.5
Health care cost trend:
  Current.......................   N/A    N/A    N/A   9.00     9.0    9.5
  Level in 2005.................   N/A    N/A    N/A   4.50     4.5    5.0

   Assumed health care cost trend rates have a significant effect on the amount reported for health care plans. A one percentage point change in the assumed health care cost trend rates would have the following effects:

                                        One percentage  One percentage
        (Millions of Dollars)           point increase  point decrease
                                        --------------  ---------------
Effect on total service and interest
  cost components.....................             $ 3            $ (3)
Effect on postretirement benefit
  obligation..........................              31             (26)

9.   Capital Stock

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

   The Company's capital structure consists of Class A Stock and Common Stock. The Class A Stock is entitled to a cash dividend whenever a dividend is declared on the Common Stock, in an amount which equals 8 percent of the sum of the dividends on both the Class A Stock and the Common Stock. However, dividends may be declared and paid on the Class A Stock only when there is unappropriated available income in respect of prior calendar years which is sufficient to make a sinking fund payment equal to 25 percent of such dividend for the benefit of the MKT Debentures or the Certificates (see Note 6). To the extent that dividends are paid on the Common Stock but not the Class A Stock because the amount of unappropriated available income is insufficient to make such a sinking fund payment, a special cash dividend on the Class A Stock shall be paid when sufficient unappropriated available income exists to make the sinking fund payment. Such insufficiency does not affect the Company's right to declare dividends on the Common Stock. In 1998, the Company did not have sufficient available income to declare a special cash dividend on the Class A Stock (see
Note 6).  Dividends in arrears on the Class A Stock total $82 million.

   The number of shares shown in the Stockholders' Equity section of the Statement of Consolidated Financial Position on page F-5 excludes 2,665 shares of Common Stock and 232 shares of Class A Stock owned by Southern Pacific Rail Corporation, whose results are included in the consolidated financial statements.

10.  Commitments and Contingencies

There are various claims and lawsuits pending against the Company and certain of its subsidiaries. The Company is also subject to Federal, state and local environmental laws and regulations, pursuant to which it is currently participating in the investigation and remediation of numerous sites. In addition, the Company periodically enters into financial and other commitments in connection with its business, and has retained certain contingent liabilities upon the disposition of formerly-owned operations.

   It is not possible at this time for the Company to determine fully the effect of all unasserted claims on its consolidated financial condition, results of operations or liquidity; however, to the extent possible, where unasserted claims can be estimated and where such claims are considered probable, the Company has recorded a liability. The Company does not expect that any known lawsuits, claims, environmental costs, commitments or guarantees will have a material adverse effect on its consolidated financial condition or results of operations. Certain potentially significant contingencies relating to the Company are detailed below:

Customer Claims - Certain customers have submitted claims for damages related to shipments delayed by the Railroad as a result of congestion problems, and certain customers have filed lawsuits seeking relief related to such delays. The nature of the damages sought by claimants includes, but is not limited to, contractual liquidated damages, freight loss or damage, alternative transportation charges, additional production costs, lost business and lost profits. In addition, some customers have asserted that they have the right to cancel contracts as a result of alleged material breaches of such contracts by the Railroad. The Company has accrued an aggregate of $456 million for these claims ($370 million in 1998 and $86 million in 1997).

Environmental Issues - For environmental sites where remediation costs can be reasonably determined, and where such remediation is probable, the Company has recorded a liability. At December 31, 1998, the Company had accrued $206 million for estimated future environmental costs and believes it is reasonably possible that actual environmental costs could be lower than the recorded reserve or as much as 25% higher.

Shareholder Lawsuits - UPC and certain of its officers and directors (who are also directors of the Company) are defendants in two purported class actions that have been consolidated into one proceeding. The consolidated complaint alleges, among other things, that the Corporation violated the Federal securities laws by failing to disclose material facts and making materially false and misleading statements concerning the service, congestion and safety problems encountered following the Corporation's acquisition of Southern Pacific in 1996. These lawsuits were filed in late 1997 in the United States District Court for the Northern District of Texas and seek to recover unspecified amounts of damages. Management believes that the plaintiffs' claims are without merit and intends to defend them vigorously. The defendants have moved to dismiss this action, and the motion has been fully briefed.

   In addition to the class action litigation, a purported derivative action was filed on behalf of the Corporation and the Railroad in September 1998 in the District Court for Tarrant County, Texas, naming as defendants the then-current and certain former directors of the Corporation and the Railroad and, as nominal defendants, the Corporation and the Railroad. The derivative action alleges, among other things, that the named directors breached their fiduciary duties to the Corporation and the Railroad by approving and implementing the Southern Pacific merger without informing themselves of its impact or ensuring that adequate controls were put in place and by causing UPC and the Railroad to make misrepresentations about the Railroad's service problems to the financial markets and regulatory authorities. The Corporation's Board of Directors established a special litigation committee consisting of three independent directors to review the plaintiff's allegations and determine whether it is in UPC's best interest to pursue them. The committee has unanimously concluded that further prosecution of the derivative action on behalf of the Corporation and the Railroad is not in the best interest of either such company. Accordingly, the Corporation and the Railroad have filed a motion with the Court to dismiss the derivative action. The individual defendants also believe that these claims are without merit and intend to defend them vigorously.

11.    Other Income

Other income included the following:

      Millions of Dollars          1998    1997    1996
                                  ------  ------  ------

Net gain on asset dispositions..  $ 124   $ 102   $ 115
Rental income...................     55      75      38
Interest income.................     20      15      14
Other - net.....................    (13)    (20)    (29)
                                  -----   -----   -----
  Total.........................  $ 186   $ 172   $ 138
                                  =====   =====   =====
12.  Accounting Pronouncements


In June 1998, the Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities," that will be effective in 2000. Management is determining the effect, if any, the Statement will have on the Company's financial statements (see Note 4 for a quantification of the fair value of the Company's financial instruments).

13.  Quarterly Financial Information (Unaudited)

Selected unaudited quarterly financial information for the Company for 1998 and 1997 are as follows (Millions of Dollars):

                       Mar. 31  Jun. 30   Sep. 30   Dec. 31   Total
                       -------  --------  --------  -------  -------
Operating        1998   $2,284    $2,317    $2,360  $2,407   $9,368
Revenues:        1997    2,564     2,610     2,538   2,269    9,981

Operating        1998       53      (117)      225     272      433
Income
(Loss):          1997      353       499       457     (56)   1,253

Net Income       1998      (32)     (122)       67     114       27
(Loss):          1997      170       250       275     (75)     620

   1997 and 1998 results were negatively impacted by congestion (see F-22 for further discussion).

     UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

         MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS
                             1998 COMPARED TO 1997


Service Recovery - Congestion in and around Houston and the coastal areas of Texas and Louisiana (the Gulf Coast region) began in the third quarter of 1997. System congestion started in the Gulf Coast region and spread throughout the system during the third and fourth quarters of 1997, and continued to adversely affect the Railroad's operations and financial results in 1998. In response to its operational difficulties, the Railroad adopted certain measures beginning in 1997 designed to alleviate the congestion problems and improve the efficiency and flexibility of rail operations. To ease system congestion, the Railroad focused on reducing the number of cars on the system and restoring system velocity by hiring additional train and engine employees, accelerating and expanding locomotive purchases and leases, improving management of train crews, and using outside carriers for haulage and train switching in congested areas. In 1998, these efforts were supplemented by the institution of directional running in parts of the Gulf Coast region, establishment of a joint dispatching center in Texas, and extensive track maintenance and capacity expansion efforts in the Railroad's Central Corridor and southern tier. While in some cases the Railroad's actions temporarily slowed service, they have resulted in improved system velocity. Also in 1998, the Railroad instituted several key initiatives including a new long-term strategy to improve the effectiveness of the organization. This effort is focused on culture change, business process improvement and decentralization, each of which is designed to improve customer satisfaction, increase employee involvement and improve operational efficiency and financial results. The combination of all of the steps described above (the Service Recovery Process) has allowed the Railroad to alleviate congestion and improve operations throughout the Railroad's system. However, despite these improvements, the Railroad's operations and financial results were significantly impacted by congestion in 1998.

Weather And Other Congestion Issues - During 1998, service in the Railroad's Central Corridor between Chicago and Utah was slowed by track maintenance and capacity expansion work that is expected to be completed during 1999. The Railroad also experienced congestion on its lines in northern California, in the Los Angeles Basin and on the Sunset Route west of El Paso, Texas. This was caused in part by two derailments that occurred in July 1998, tight crew supply and limited track capacity in that region, and the learning curve associated with the integration of the computer system of Southern Pacific in the region with the Railroad's computer system that commenced in July 1998. The Railroad alleviated this congestion by various measures, including temporarily rerouting trains from this region to other portions of its system. Late in the third quarter and early in the fourth quarter of 1998, the Railroad's operations were also adversely affected by severe weather in the southern portion of its system, including Hurricane Georges, which disrupted operations in New Orleans and other parts of Louisiana at the end of September, heavy rains that moved from northern Texas through Oklahoma and into the Kansas City area in early October, heavy rains that resulted in severe flooding in central and southern Texas later in October, and heavy rains and flooding across parts of Oklahoma and Kansas in early November. The Railroad was able to respond quickly to these problems by rerouting traffic, repairing damages caused by washouts and restoring service without severe or lengthy disruptions to the Railroad's operations, which reflected the success of the Railroad's Service Recovery Process in addressing service and congestion problems. Despite these external difficulties, the Railroad was able to recoup the financial loss generated in the first half of 1998 and reported net income for the full year of 1998.

Operating Results - The Railroad returned to profitability in the third quarter of 1998 (by posting net income of $67 million after three consecutive quarterly losses) and continued its earnings improvement in the fourth quarter of 1998 (posting net income of $114 million), as the Railroad began to see the benefits of implementing its Service Recovery Process. Despite service improvements in the second half of 1998, year-over-year results were significantly affected by the congestion problems discussed above. As a result, the Railroad reported net income of $27 million in 1998 compared to $620 million in 1997.

Revenue Summary - Rail operating revenues were down $613 million (6%) at $9.4 billion. Carloadings for 1998 of 8.0 million were down 5% from 1997 loads of 8.5 million. Declines followed continuing system congestion - which significantly lowered overall train velocity and efficiency, weakening demand for whole grain exports (due to strong worldwide crop yields), and a soft export market (caused by the Asian currency crisis). Average revenue per car (ARC) was down 1% for 1998 at $1,134 per car from last year's $1,149. The decline in ARC was driven by a shift in corn shipments from long-haul Pacific Northwest moves to shorter-haul Gulf Coast traffic and large volumes of very low-ARC empty repositioning moves for intermodal traffic, partially offset by longer-haul, high-ARC coal traffic.

   The following table summarizes the year-over-year change in rail commodity revenue (CR) and ARC by commodity type:

Carloads in Thousands, Commodity Revenues in Millions of Dollars

                       1998                  Change                % Change
               ---------------------  ----------------------  -----------------
               Cars    ARC      CR    Cars     ARC      CR    Cars   ARC    CR
               -----  ------  ------  -----  -------  ------  -----  ----  ----
Automotive...    643  $1,459  $  938     2     $(27)  $ (15)    - %  (2)%  (2)%
Agriculture..    847   1,545   1,308   (69)     (33)   (138)    (8)   (2)  (10)
Intermodal...  2,500     601   1,503  (247)     (28)   (225)    (9)   (4)  (13)
Chemicals....    900   1,707   1,535   (72)     (57)   (179)    (7)   (3)  (10)
Energy.......  1,767   1,130   1,997    31       28      84      2     2     4
Industrial...  1,341   1,335   1,791  (100)     (23)   (167)    (7)   (2)   (8)
               -----  ------  ------  ----     ----   -----    ---   ---   ---
Total........  7,998  $1,134  $9,072  (455)    $ 15   $(640)   (5)%  (1)%  (7)%
               =====  ======  ======  ====     ====   =====    ===   ===   ===

Automotive - Revenues were down 2%, reflecting flat volume and a 2% decrease in ARC. Finished vehicles volumes were up 3%, reflecting new Ford business (up 25%) and growth in Chrysler business (up 12%) that were partially mitigated by the effects of the General Motors (GM) strike in mid-1998. Parts volumes lost 4% year-over-year as Ford's volumes fell because of the Railroad's equipment shortages and GM's switch from intermodal containers to boxcars, which lowered parts carloadings as more parts fit in each boxcar. ARC fell 2% as a result of the new Ford business that generated a shorter length of haul than existing business.

Agriculture - Revenues fell 10% for 1998, as loads finished down 8% and ARC decreased 2%. Low export demand due to strong worldwide crop yields, the Asian currency crisis and falling corn prices caused a 12% decline in corn volumes. System congestion limited traffic for canned and packaged products (down 16%), fresh fruit and vegetables (off 13%), beverages (down 12%), frozen products (off 4%) and food grains (down 3%). Livestock/feed declined 16% as feed additives were replaced by less expensive corn. These volume declines were partially offset by higher wheat (strong harvest - up 2%) and meals and oils (up 3%) traffic. ARC declined 2% as a result of a drop in Pacific Northwest corn moves (very long haul moves) due to weak export markets.

Intermodal - Revenue showed a 13% year-over-year decline as volumes fell 9% and ARC fell 4%. Congestion issues and related diversions severely affected several intermodal segments, especially Intermodal Marketing Company (IMC)/truckload
(TL) and less-than-truckload (LTL)/premium. Volumes also suffered from weak exports due to the Asian crisis. A partial offset was the impact of new American President Lines business and the high demand for containers. ARC fell as traffic mix shortfalls (relatively fewer high-ARC IMC/truckload and LTL/premium loads) were exacerbated by increased volumes of low-ARC empty repositioning moves, as equipment imbalances precipitated by strong imports and weak exports caused customers to significantly increase empty container repositioning moves.

Chemicals - Shipments fell 7%, while revenues dropped 10% when compared to 1997 results. Congestion-related diversions to truck, barge and other railroads plagued most business lines (especially liquid and dry chemicals - off 9% and petroleum products down 19%). LP gas traffic (down 18%) was hurt by the introduction of new pipelines, while the Asian crisis significantly reduced the movements of soda ash causing carloads to fall 10%. In addition, an unplanned mine shutdown reduced shipments of phosphorus (off 9%). The 3% decline in ARC was largely due to a higher volume of short-haul storage-in-transit moves, lower high-ARC liquid and dry chemical and soda ash moves, and the loss of long-haul business due to system congestion.

Energy - Movements were up 2%, while revenues were up 4% from 1997 levels. Congestion caused by, among other things, maintenance and capacity expansion in the Central Corridor and diversion of Illinois traffic hampered coal volumes throughout 1998. However, efficiency gains in both Powder River Basin (PRB) trains per day (24.7 in 1998 from 23.9 a year ago) and PRB train length (119 cars/train in 1998 vs. 116 in 1997) helped boost year-over-year volumes despite the effects of congestion caused by maintenance and track expansion in the Railroad's Central Corridor. Colorado and Utah volumes were also up due to better service performance than 1997 levels. The 2% increase in ARC was primarily a result of more high-ARC PRB traffic.

Industrial - Volumes declined 7%, while ARC declined 2%, resulting in an 8% drop in revenues. Volumes continued to be plagued by equipment shortages and service issues (caused by slowed local switching and congestion). A large portion of industrial product moves occurred in the South, where congestion hit hardest, although service levels have continued to improve. Shipments of ferrous scrap (down 20%), steel (17% lower due to congestion and higher steel imports), metallic minerals (off 15%) and paperboard, newsprint and non-metallic products (all off 11%) were affected by congestion. In addition, several of the same commodities have also been affected by Central Corridor congestion (due to, among other things, maintenance and capacity expansion) and congestion in the western portion of the Railroad's system, as the final portion of UPRR's computerized operating system was brought on-line in SP's western territory in the third quarter of 1998. ARC fell 2% due to product mix issues and shortfalls of high-ARC steel traffic, lumber and metallic minerals.

Expense Summary - Operating expenses were $8.9 billion for 1998, $207 million (2%) higher than 1997 operating expenses of $8.7 billion. However, second half 1998 operations improved significantly from the first half of 1998. The following statistical table reflects the improvements in the Railroad's operating performance in the second half of 1998:


                                    1997                    1998
                             -----------------------------------------------
  Averages, Except Ratios     2Q     3Q     4Q     1Q     2Q     3Q     4Q
----------------------------------------------------------------------------
Seven-Day Loadings(000's)..  170.7  165.9  153.6  152.5  154.9  155.3  160.6
Train Speed (MPH)..........   18.4   15.0   13.2   13.8   14.0   14.4   15.5
Car Cycle Times (Days).....   12.7   15.2   17.5   17.6   16.4   15.9   14.4
Operating Ratio (%)........   80.9   82.0  102.5   97.7  105.1   90.5   88.7

Salaries, wages and employee benefits - Labor expenses were $140 million (4%) higher than 1997. Slower train speeds (which created the need to increase the number of train crews required as re-crew rates jumped to 18% in 1998 vs. 15% a year ago), inflation and other congestion- and service-related cost overruns contributed to higher labor costs. These higher costs were partially offset by lower volumes (gross-ton miles were down 4%) and the elimination of duplicative positions as part of the SP merger implementation.

Rent - Expenses were up $19 million (1%) versus 1997. Cycle times were up 2 days from 1997 causing the Railroad to rent more equipment due to the decrease in equipment utilization. Locomotives leased to alleviate congestion and support service recovery also increased equipment costs, as slower train speeds lowered locomotive utilization increasing the need for additional locomotive power. However, these increases were partially offset by lower traffic levels due to congestion-related volume shortfalls.

Depreciation - Expense grew $31 million (3%) to $1.0 billion, driven by the Railroad's extensive capital programs in 1997 and 1998. The Railroad spent over $2.0 billion on capital projects in 1998 (including $400 million of SP integration projects). The Railroad expects to spend $1.7 to $1.9 billion in 1999, of which $200 million will be merger-related.

Fuel and utilities - Expenses were down $195 million (20%) from 1997. A reduction in gross-ton miles year-over-year (down 4%) generated volume-related fuel savings of $36 million versus 1997. Prices were down 9 cents per gallon to 62 cents, saving $106 million. The fuel consumption rate of 1.39 gallons per thousand gross-ton miles improved 2% from last year's 1.42, lowering the Railroad's fuel costs by $23 million. Hedges of 57% of 1998 fuel volumes increased fuel costs by $87 million, or 8 cents per gallon (included in the cost per gallon information above).

Materials and supplies - Costs for 1998 were down $2 million from 1997 to $513 million caused by favorable contract pricing from economies of scale achieved from the SP merger and lower material transportation costs - reflecting the Railroad's ability to move materials on its rail system rather than by truck, partially offset by increased fleet maintenance.

Casualty - Costs decreased $9 million to $423 million in 1998. Lower personal injury costs resulted from a decline in average settlement costs and were partially offset by higher insurance and damaged freight costs.

Other costs - Expenses increased $223 million (21%) from 1997, reflecting costs ($370 million in 1998 versus $86 million in 1997) for congestion-related customer claims and liquidated damages on coal contracts. Increased use of trackage rights by competitors and merger-related cost savings on computers and contract pricing partially offset these cost increases.

Operating Income - Operating income of $433 million for 1998 compares to $1,253 million in 1997, reflecting a year-over-year increase in pre-tax congestion costs and lost revenues, as congestion issues began late in the third quarter of 1997.

The operating ratio for 1998 was 95.4%, up 8 points from 1997's 87.4%.
Lost revenues and costs related to service performance were the key drivers of the change.

Non-operating Items - Other income was $14 million above last year's levels, reflecting increased asset sales and recovery of funds from insurers for 1997 floods. Interest costs were $130 million (28%) unfavorable to 1997 at $603 million, reflecting borrowings to fund capital investments that could not be funded from cash generated at the Railroad due to the effects of system congestion. Income taxes (state and Federal) were $343 million less compared to 1997, the result of lower pre-tax income.

                             1997 COMPARED TO 1996

The following discussion is based upon pro forma 1996 results as if the SP acquisition had occurred on January 1, 1996:

Operating Results - The Railroad earned $620 million in 1997 compared to $871 million in 1996. This decline in earnings is the result of congestion issues that arose in the third quarter and continued through the remainder of 1997.

Revenue Summary (Pro Forma) - Operating revenues were 1% lower in 1997. Average commodity revenue per car increased 3% resulting from improved traffic mix, while carloadings declined 4%.

   The following table summarizes the year-over-year change in rail commodity revenues and ARC by commodity type:

Carloads in Thousands, Commodity Revenues in Millions of Dollars

                       1997                  Change               % Change
               ---------------------  ----------------------  -----------------
               Cars    ARC      CR    Cars     ARC      CR    Cars   ARC    CR
               -----  ------  ------  -----  -------  ------  -----  ----  ----
Automotive...    641  $1,486  $  953    16     $(10)  $  18     3 %  (1)%   2 %
Agriculture..    916   1,578   1,446   (85)      60     (74)    (8)    4    (5)
Intermodal...  2,747     629   1,728   (33)       7      (2)    (1)    1     -
Chemicals....    972   1,764   1,714    (7)     (29)    (40)    (1)   (2)   (2)
Energy.......  1,736   1,102   1,913   (42)      35      15     (2)    3     1
Industrial...  1,441   1,358   1,958  (210)     159     (21)   (13)   13    (1)
               -----  ------  ------  ----     ----   -----    ---   ---   ---
Total........  8,453  $1,149  $9,712  (361)    $ 35   $(104)   (4)%   3 %  (1)%
               =====  ======  ======  ====     ====   =====    ===   ===   ===

   Carloadings for the year were down 4% from 1996 loads. Declines were principally caused by traffic congestion, implementation of the Service Recovery Process and the first quarter of 1997 sale of the Duck Creek North line. Overall, ARC was up $35 to $1,149 for the year, as a result of improved traffic mix.

Automotive - Commodity revenue grew 2% to $953 million as carloadings increased 3% on continued auto industry sales growth. Strong import and domestic demand caused finished vehicle carloadings to increase 3%, in spite of industry-wide equipment shortages and unscheduled auto plant shutdowns. Auto parts volumes grew by 2%, as strong Mexico volumes exceeded congestion-related diversions of traffic. Average commodity revenue per car declined $10 or 1%, reflecting the impact of shorter-haul traffic.

Agriculture - Carloadings fell 8% and related commodity revenues fell $74 million (5%) to $1.4 billion. These decreases reflected a reduction in base business carloadings in most lines of business, the result of slow cycle times on wheat and corn shuttles, as well as congestion problems and related equipment shortages. Strong worldwide wheat competition in the first half of 1997 hurt wheat exports and contributed to a 13% decline in wheat carloadings. Meals and oils reported a 5% increase in volume, the result of strong export markets in Mexico. Average commodity revenue per car rose 4% resulting from more longer-haul export traffic and higher rates from maintaining a car inventory available for grain customers.

Intermodal - Commodity revenues were flat at $1.7 billion, as traffic volumes fell 1%. Strong market demand and new business opportunities were more than offset by congestion issues later in the year, including the temporary suspension of business in specific areas as part of the Service Recovery Process, industry-wide equipment shortages and related diversions to truck and other railroads. Average commodity revenue per car rose 1% caused by favorable traffic mix compared to 1996.

Chemicals - Carloadings were down 1%, while commodity revenues fell 2% to $1.7 billion in 1997. Strong market demand could not be met due to the system congestion and equipment shortages. This resulted in some diversion of business to alternate transportation modes and competitors. Average commodity revenue per car fell $29 or 2%, due to strong competitive pressures and a shift in the business mix (increased short-haul business of low-ARC products).

Energy - Commodity revenues were up 1% at $1.9 billion in 1997, while carloadings fell 2%. Average commodity revenue per car increased 3%, driven by higher-rated business and an improved business mix. Volume decreases reflected the impact of congestion on the ability of the Railroad to meet both domestic and foreign utilities' demand for low-sulfur, PRB coal. Severe weather, derailments in key corridors and congestion had a significant impact on PRB train cycles in 1997. During the worst of the congestion, daily trains out of the PRB averaged only 21 trains per day versus 25 trains per day prior to the congestion and 24 trains per day in 1996.

Industrial - Carloadings decreased 13% and commodity revenues declined 1% to $2.0 billion. Volume decreases primarily reflected the impact of congestion and the first quarter 1997 sale of the Duck Creek North line. The largest decline was seen in metallic minerals (55%), due to reduced iron ore shipments associated with the Duck Creek North line and smaller decreases in most other industrial product lines. Average commodity revenue per car grew 13%, reflecting a longer average length of haul due to the above mentioned line sale.

Expense Summary (Pro Forma) - Operating expenses increased $286 million (3%) to $8.7 billion in 1997, primarily from congestion costs and inflation offset somewhat by merger benefits, cost containment programs and lower volumes.

Salaries, wages and employee benefits - Expenses increased $50 million (1%), the result of higher recrew rates in the second half of 1997, one-time merger severance payments and wage inflation from new national labor agreements. These cost increases were partially offset by reduced volumes (congestion) and lower staff levels from merger-related severance and other productivity gains.

Rent - Expense increased $139 million (12%) from longer car cycle times, incremental costs associated with providing grain cars, more operating leases and price increases, which were somewhat offset by reduced volumes and merger efficiencies.

Depreciation - Charges rose $72 million (8%), primarily reflecting the Railroad's continued reinvestment in its equipment and rail infrastructure.

Fuel and utilities - Costs grew $3 million, the result of a slight increase in fuel prices (net of fuel hedging), slightly offset by a reduced fuel consumption rate and lower volumes.

Material and supplies - Expenses declined $18 million (3%), reflecting material contract savings associated with the merger and the favorable timing of scheduled maintenance.

Other costs - Expenses increased $40 million, primarily reflecting congestion costs including alternate transportation and customer claims, as well as one-time merger costs. These were somewhat offset by spending reductions and merger benefits.

Operating Income (Pro Forma) - Operating income declined $418 million (25%) to $1.25 billion in 1997, while the operating ratio increased from 83.5% to 87.4% in 1997, reflecting the effect of congestion and related declines in train velocity.

Non-operating Items (Pro Forma) - Other income and expense, net, improved $48 million to $301 million, primarily the result of refinancing activities, lower interest rates and higher asset sales - including real estate, rail line and other assets. Income taxes (state and Federal) of $332 million were favorable by $118 million compared to 1996, primarily the result of lower pre-tax income.

OTHER MATTERS

Personal Injury - In 1998, work-related injuries that resulted in lost job time declined 6% compared to 1997, and accidents at grade crossings declined by 14%. Additionally, the average cost of employee injury claims settled in 1998 declined 8% over the prior year. Annual expenses for the Railroad's injury-related events were $311 million in 1998, $328 million in 1997 and $251 million in 1996. Compensation for work-related accidents is governed by the Federal Employers' Liability Act (FELA). Under FELA, damages are assessed based on a finding of fault through litigation or on out-of-court settlements. The Railroad offers a comprehensive variety of services and rehabilitation programs for employees who are injured at work.

Environmental Costs - The Company generates and transports hazardous and nonhazardous waste in its current and former operations, and is subject to Federal, state and local environmental laws and regulations. The Company has identified approximately 415 sites, including 44 sites currently on the Superfund National Priorities List, at which it is or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. Certain Federal legislation imposes joint and several liability for the remediation of identified sites; consequently, the Company's ultimate environmental liability may include costs relating to other parties, in addition to costs relating to its own activities at each site.

   A liability of $206 million has been accrued for future costs at all sites where the Company's obligation is probable and where such costs can be reasonably estimated; however, the ultimate cost could be lower or as much as 25% higher. The liability includes future costs for remediation and restoration of sites, as well as for ongoing monitoring costs, but excludes any anticipated recoveries from third parties. Cost estimates were based on information available for each site, financial viability of other potentially responsible parties (PRPs), and existing technology, laws and regulations. The Company believes that it has adequately accrued for its ultimate share of costs at sites subject to joint and several liability. However, the ultimate liability for remediation is difficult to determine with certainty because of the number of PRPs involved, site-specific cost sharing arrangements with other PRPs, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites, and/or the speculative nature of remediation costs.

   Remediation of identified sites previously used in operations, used by tenants or contaminated by former owners required spending of $58 million in 1998 and $46 million in 1997. The Company is also engaged in reducing emissions, spills and migration of hazardous materials, and spent $9 million and $7 million in 1998 and 1997, respectively, for control and prevention, a portion of which has been capitalized. In 1999, the Company anticipates spending $83 million for remediation and $6 million for control and prevention. The majority of the December 31, 1998 environmental liability is expected to be paid out over the next five years, funded by cash generated from operations. Future environmental obligations are not expected to have a material impact on the results of operations or financial condition of the Company.

Labor Matters - Approximately 87% of the Railroad's 53,000 employees are represented by rail unions. Under the conditions imposed by STB in connection with the Southern Pacific acquisition, labor agreements between the Railroad and the unions must be negotiated before the UPRR and Southern Pacific rail systems can be fully integrated. To date, the Railroad has successfully reached agreements with the shopcraft, carmen, clerical and maintenance of way unions. The negotiations with other operating crafts are proceeding on schedule, with seven hub-and-spoke agreements having been reached. Under the hub-and-spoke concept, all operating employees in a central "hub" are placed under a single set of collective bargaining agreements with the ability to work on the "spokes" running into and out of the hub. The terms of ratified and pending labor agreements are not expected to have a material adverse effect on the Company's results of operations. The current national bargaining agreement will end in 2000. The Company expects notices for negotiations to be served in November 1999.

Inflation - The cumulative effect of long periods of inflation has significantly increased asset replacement costs for capital-intensive companies such as the Railroad. As a result, depreciation charges on an inflation-adjusted basis, assuming that all operating assets are replaced at current price levels, would be substantially greater than historically reported amounts.

Financial Instruments - The Company uses derivative financial instruments in limited instances for other than trading purposes to manage risk as it relates to fuel prices. Where the Company has fixed fuel prices by using swaps, futures or forward contracts, the Company has mitigated the downside risk of adverse price movements; however, it has also limited future gains from favorable movements.

Fuel - Over the past three years, fuel costs have been a significant portion of the Company's total operating costs. As a result of the significance of fuel costs and the historical volatility of fuel prices, the Company periodically uses swaps, futures and forward fuel purchase contracts to mitigate the risk of fuel price volatility. The intent of this program is to protect the Company's operating margins and overall profitability from adverse fuel price changes.

Sensitivity Analysis - The Company had a number of fuel hedging contracts in place at year-end 1998 (see Note 4 to the Financial Statements). If fuel costs changed by 5%, the related change in the value of fuel hedging contracts would be approximately $20 million.

Commitments and Contingencies - There are various claims and lawsuits pending against the Company. In addition, the Company is subject to various Federal, state and local environmental laws and is currently participating in the investigation and remediation of various sites. A discussion of certain claims, lawsuits, guarantees and contingencies is set forth in Note 10 to the Financial Statements, which is incorporated herein by reference. Reference is also made to "Item 3. Legal Proceedings" of this Form 10-K.

Surface Transportation Board Proceedings - The Railroad was a party to two proceedings before the STB that concluded in the latter half of 1998. One proceeding pertained to rail service problems in the western United States, in which the STB had issued an emergency service order in October 1997 that imposed certain temporary measures on the Railroad designed, among other things, to reduce congestion on the Railroad's lines in the Houston, Texas area. In July 1998, the STB issued a decision that terminated the emergency service order as of August 2, 1998 but kept in place the requirement that the Railroad periodically report certain service data. The STB also prescribed a 45-day "wind-down" period during which certain rights that other carriers had received under the emergency service order to handle the Railroad's traffic in Houston would be continued. The "wind-down" period expired September 17, 1998. The reporting requirement expired in mid-January 1999 when the Railroad joined other railroads in reporting service data through the Association of American Railroads.

   A second proceeding, initiated in March 1998 under the STB's continuing oversight jurisdiction with respect to the merger of the Corporation and Southern Pacific, was for the purpose of considering proposals for new remedial conditions to the merger pertaining to service in the Houston, Texas area and surrounding coastal areas of Texas and Louisiana. Various parties filed applications in this proceeding seeking the imposition of additional conditions to the merger including, among other things, requests by certain parties for conditions that would effectively open up access to shippers on the Railroad's lines and permit competing carriers to serve those shippers. On December 21, 1998, the STB issued a decision in the proceeding which imposed the following additional conditions: (i) a "clear route" condition pursuant to which the Joint Director of the joint dispatching center operated by the Railroad and The Burlington Northern and Santa Fe Railway Company (BNSF) in Spring, Texas, was granted authority to route rail traffic through Houston over any available route, even a route over which the owner of a train does not have trackage rights, thereby enhancing efficiency and facilitating the smooth movement of rail traffic through the Houston area; (ii) the granting of approximately four miles of additional trackage rights to BNSF to create a new interchange with a short-line railroad in the Austin, Texas, area; and (iii) the imposition of certain annual reporting requirements on the railroad with respect to the implementation of its infrastructure plan for the Houston/Gulf Coast region. The STB denied all other condition requests, including requests that other railroads be granted "open access" to shippers not currently served by other carriers on the Railroad's lines. The STB stated that the propriety of an "open access" regulatory scheme for the railroad industry is a matter more appropriately addressed by Congress.

Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), that will be effective January 1, 2000. Management is in the process of determining the effect, if any, FAS 133 will have on the Company's financial statements.


A LOOK FORWARD

Transformation - The Corporation's strategy to focus on its core rail business has caused its rail operations to grow substantially. Since 1994, the Railroad has nearly doubled the size of its rail system, doubled the size of its locomotive and freight car fleets and added nearly 20,000 employees to its rail operations. This substantial growth in combination with congestion issues the Railroad has faced caused management to reexamine its rail management process and organizational structure. To provide the organizational structure to facilitate the Company's Service Recovery Process, two key initiatives have been developed:

Decentralization - In the third quarter of 1998, the Railroad began a process of decentralization. Three operating regions were created. Each region is composed of various service units that make all day-to-day decisions for that region on all local and through-freight train operations, yard operations, mechanical, car and locomotive management issues. This change shifts decisions that were historically centralized in Omaha to the field operations. To help support the decision-making process, people from key disciplines such as engineering, safety, quality, finance and human resources have been assigned to each region. This strategy will allow the rail system to be divided into more manageable components and will allow decision makers to be deployed where system bottlenecks are occurring.

Network Design and Integration (NDI) - The NDI team was established to help integrate market and resource planning and is organized by three separate product offerings (premium, bulk and manifest business). NDI's focal point will be to better match customer requirements to the Railroad's operational capability with an emphasis on improving consistency and dependability of service to customers. NDI will focus on developing a transportation plan that meets customer commitments, while maximizing system resources to help improve service levels.

1999 Business Outlook - Financial results in 1999 will continue to be impacted by the effects of the congestion and service issues at the Railroad; however, management expects that the improvement in operating results and financial performance that began in the third quarter of 1998 will continue to gain momentum into 1999.

   The Railroad anticipates revenue gains in coal volumes, as congestion in the Central Corridor continues to be eliminated and the Railroad is able to meet the current strong demand. Auto traffic is expected to improve due to strong Ford and Chrysler business and the absence of the effects of the 1998 GM strike. Operating efficiency is also anticipated to improve in 1999, as higher train velocity generates improvements in costs for equipment (improved utilization and cycle times) and crews (fewer re-crews), while costs incurred related to service disruptions with customers are not expected to recur in 1999. In addition, the Railroad will continue to focus on implementation of the SP merger integration plan and achieving the operational and financial benefits associated with the integration.

Risk Factors - The Company's future results can be affected by changes in the economic environment, fluctuations in fuel prices and external factors such as weather. Several of the commodities transported by the Railroad come from industries with cyclical business operations. As a result, prolonged negative changes in U.S. and global economic conditions can have an adverse effect on the Railroad's operating results. The Railroad's results can also be affected adversely by increases in diesel fuel costs, to the extent that such costs are not recovered through higher revenues and improved fuel conservation or mitigated by hedging activity. In addition, the Company's operations are much more susceptible to prolonged interruptions due to weather or derailment as operations continue to recover from the effects of system congestion that began late in 1997. The Railroad's future results are dependent on the continued success of its Service Recovery Process in preventing congestion and improving service, and regaining its customers who switched to alternative transportation arrangements during the service crisis.

1999 Capital Investments - The Railroad's 1999 capital expenditures, debt service requirements and payments related to the integration of Southern Pacific's rail operations are expected to be funded through cash generated from operations, additional debt financings and the sale or lease of various operating and non-operating properties. The Railroad expects that such sources will continue to provide sufficient funds to meet cash requirements in the foreseeable future. The Railroad expects to spend $1.7 to $1.9 billion on capital-related projects in 1999, including over $200 million to continue to integrate the Southern Pacific rail system. Capital investments will be made to continue capacity expansion of main lines, upgrade and augment equipment to better meet customer needs, build infrastructure in the Texas area (the Railroad has committed to spend $1.4 billion over the next few years on Gulf Coast infrastructure) and develop and implement new technologies.

Year 2000 - The Year 2000 (Y2K) compliance project at the Company includes software (internally developed and purchased), hardware and embedded chips inside equipment and machinery. The Company's enterprise-wide project encompasses computer systems and equipment in multiple data centers and a telecommunications network spread over 23 states. Equipment containing embedded computer chips includes locomotives, automated train switching systems, computer aided train dispatching systems, signaling systems, computerized fueling stations, weigh-in-motion scales, cranes, lifts, PBX systems, elevators, and computerized monitoring systems throughout the Company. The Y2K project started with research in 1994 and an impact analysis of the Company's mainframe COBOL systems in 1995. The Y2K project has been a high priority since then.


   The Company's Y2K Project is divided into five major initiatives, as follows:

Mainframe Systems - These systems have been converted, tested and deemed to be Y2K compliant as of December 31, 1998. Periodic audits are planned during 1999 to help ensure that tested programs remain Y2K compliant.

Client Server Systems - Modifications of these systems are on schedule, and the Company believes that all critical client server systems have been converted, tested, and deemed to be Y2K compliant as of December 31, 1998. The non-critical client server systems are scheduled to be tested as Y2K compliant by mid-1999.

User Department Developed Systems - These systems consist of both mainframe and PC-based systems developed by internal user departments. Modifications of these systems are on schedule, and the Company estimates that approximately 95% of the systems are complete as of December 31, 1998, and the remaining 5% are mostly low priority systems that are scheduled to be completed in the first half of 1999.

Vendor Supplied and Embedded Systems - These systems consist of vendor-supplied software, desktop, mainframe and server hardware, databases and operating systems, as well as equipment and machinery with embedded systems. Approximately 90% of the suppliers of these systems have indicated that they have a comprehensive Year 2000 plan. The review of the remaining 10% is scheduled to be completed in early 1999, which will result in either comprehensive plans or a contingency direction. To help assure safety and Y2K compliance, the Company is testing selected critical software, hardware and embedded systems, even if the vendor has already certified the product. The Company is sharing information on the compliance and testing of safety critical components common to the industry with the cooperation of the Association of American Railroads (AAR).

Electronic Commerce Systems - These systems consist of all electronic exchanges of information with customers, vendors, other railroads, and financial institutions. The railroad industry has agreed on a standard 4-digit year for all electronic interchanges. The Railroad can now transmit and receive the new EDI standard that involves a 4-digit year. The Company plans extensive Y2K testing with customers and trading partners in 1999.

   For each of these initiatives, seven major categories of events have been identified for contingency plans. These categories are (1) key data - integrity/loss, (2) critical software, (3) critical hardware, (4) communications, (5) critical supplies and suppliers, (6) facilities, and (7) key personnel. The contingency plans also include a Y2K command center that will be staffed 24 hours a day in the fourth quarter of 1999 and continuing into early 2000 for any problems that might occur due to Y2K. The staff will be composed of technical experts to fix or advise what to fix if systems fail, and knowledgeable representatives from each business unit. Contingency plans continue to be developed and will be refined and adjusted throughout 1999.

   As of December 31, 1998, approximately 90% of the Company's systems have been converted, tested, and deemed to be Y2K compliant, and the remaining systems are expected to be modified by the second quarter of 1999. Costs to convert the Company's systems are expensed as incurred. As of December 31, 1998, more than 70% of the costs of the Y2K project, estimated to be $46 million in total, have been expensed. Although the Company believes its systems will be successfully modified, failure by it, or by those from whom the Company purchases equipment, or by other entities with whom the Company exchanges data, or on whom it relies for data, to successfully modify their systems, could materially impact operations and financial results in the year 2000.

Cautionary Information

Certain information included in this report contains, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain or will contain, forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Such forward-looking information may include, without limitation, statements that the Company does not expect that claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or other matters will have a material adverse effect on its consolidated financial condition, results of operations or liquidity and other similar expressions concerning matters that are not historical facts, and projections or predictions as to the Company's financial or operational results. Such forward-looking information is or will be based on information available at that time, and is or will be subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to whether the Company is fully successful in recovering from the effects of the Company's congestion-related problems and implementing its financial and operational initiatives, industry competition and legislative and/or regulatory developments, natural events such as severe weather, floods and earthquakes, the effects of adverse general economic conditions, changes in fuel prices, labor strikes, the impact of year 2000 systems problems and the ultimate outcome of shipper claims related to congestion, environmental investigations or proceedings and other types of claims and litigation.

EXHIBIT INDEX
-------------

Exhibit Number  Description
-------------------------

Filed with this Statement
-------------------------

3(a) Amended Certificate of Incorporation of the Company, effective as of February 1, 1998.

3(b)  By-Laws of the Company, as amended effective as of November 19, 1998.

12    Ratio of Earnings to Fixed Charges.

24    Powers of attorney.

27    Financial Data Schedule.

Incorporated by Reference
-------------------------

2(a) Agreement and Plan of Merger, dated as of January 29, 1998, between UPRR and SPT is incorporated herein by reference to
      Exhibit 2 to the Company's Current Report on Form 8-K dated
      February 13, 1998.

4 Pursuant to various indentures and other agreements, the Company has issued long-term debt; however, no such agreement has securities or obligations covered thereby which exceed 10% of the Company's total consolidated assets. The Company agrees to furnish the Commission with a copy of any such indenture or agreement upon request by the Commission.

10(a) Amended and Restated Anschutz Shareholders Agreement, dated as of July 12,
      1996, among UPC, UPRR, The Anschutz Corporation, Anschutz Foundation and Mr. Philip F. Anschutz, is incorporated herein by reference to Annex D to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to UPC's Registration Statement on Form S-4 (No. 33-64707).

10(b) Agreement, dated September 25, 1995, among UPC, UPRR, MPRR, SP, SPT, DRGW,
      SSW and SPCSL, on the one hand, and Burlington Northern Railroad Company ("BN") and The Atchison, Topeka and Santa Fe Railway Company ("Santa Fe"), on the other hand, is incorporated by reference to Exhibit 10.11 to UPC's Registration Statement on Form S-4 (No. 33-64707).

10(c) Supplemental Agreement, dated November 18, 1995, between UPC, UPRR, MPRR,
      SP, SPT, DRGW, SSW and SPCSL, on the one hand, and BN and Santa Fe, on the other hand, is incorporated herein by reference to Exhibit 10.12 to UPC's Registration Statement on Form S-4 (No. 33-64707).