Form 10-Q
period 1999-03-31
UNION PACIFIC RAILROAD CO/DE
filed 1999-05-14
CIK 92259

<COVER>
                             FORM 10-Q

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

(Mark One)

[  X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1999

                              - OR -

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

     As of April 30, 1999, the Registrant had outstanding 7,130 shares of Common Stock, $10 par value, and 620 shares of Class A Stock, $10 par value.

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


                                                                  Page Number
Item 1:   Consolidated Financial Statements:
          STATEMENT OF CONSOLIDATED INCOME
             For  the Three Months Ended March 31, 1999 and  1998      1

          STATEMENT OF CONSOLIDATED FINANCIAL POSITION
             At March 31, 1999 and December 31, 1998                   2

          STATEMENT OF CONSOLIDATED CASH FLOWS
             For  the Three Months Ended March 31, 1999 and  1998      3

          STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
             For the Three Months Ended March 31, 1999                 4

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   5-9


Item 2:   Management's Narrative Analysis of the Results  of
             Operations                                               10-15




                       PART II.  OTHER INFORMATION


Item 1:   Legal Proceedings                                           15-16

Item 6:   Exhibits and Reports on Form 8-K                            16

Signatures                                                            17

PART I - FINANCIAL INFORMATION
------------------------------
Item 1.  Consolidated Financial Statements

---------------------------------------------------------------------------
Statement of Consolidated Income (Unaudited)
Union Pacific Railroad Company and Consolidated Subsidiary
and Affiliate Companies
For the Three Months Ended March 31, 1999 and 1998
---------------------------------------------------------------------------
               Millions of Dollars, Except Ratios        1999        1998
----------------------------------------------------------------------------
Operating Revenues  Rail............................   $2,479      $2,284
                    --------------------------------------------------------

Operating Expenses  Salaries, wages and employee
                       benefits.....................      905         884
                    Equipment and other rents.......      311         356
                    Depreciation (Note 4)...........      258         246
                    Fuel and utilities  (Note 3)....      178         208
                    Materials and supplies..........      133         132
                    Casualty costs..................      100         105
                    Other costs (Note 8)............      230         300
                    --------------------------------------------------------
                    TOTAL ..........................    2,115       2,231
                    --------------------------------------------------------
Income              Operating Income................      364          53
                    Other income (Note 6)...........       23          18
                    Interest expense................     (156)       (134)
                    --------------------------------------------------------
                    Income(Loss) before Income Taxes      231         (63)
                    Income taxes....................      (82)         31
                    --------------------------------------------------------
                    Net Income (Loss)...............   $  149      $  (32)
                    --------------------------------------------------------
                    Ratio of Earnings to Fixed
                       Charges (Note  7)............      2.1         0.6
----------------------------------------------------------------------------

            The accompanying notes to the financial statements are an
                      integral part of these statements.

----------------------------------------------------------------------------

Statement of Consolidated Financial Position (Unaudited)
Union  Pacific Railroad Company and Consolidated  Subsidiary
and Affiliate Companies
----------------------------------------------------------------------------
                                                    March 31,     Dec.31,
               Millions of Dollars                       1999        1998
----------------------------------------------------------------------------
Assets
Current Assets       Cash and temporary investments.    $    66     $    35
                     Accounts receivable (Note 3)...        480         494
                     Inventories....................        343         337
                     Current deferred tax asset.....        130         130
                     Other  current assets..........         87          85
                     -------------------------------------------------------
                     Total..........................      1,106       1,081
                     -------------------------------------------------------
Investments          Investments in and advances
(Note 2)                to affiliated companies.....        618         520
                     Other investments..............        137         171
                     -------------------------------------------------------
                     Total..........................        755         691
                     -------------------------------------------------------
Properties           Cost...........................     32,656      32,334
(Note 4)             Accumulated depreciation.......     (6,085)     (5,871)
                     -------------------------------------------------------
                     Net............................     26,571      26,463
                     -------------------------------------------------------
Other                Other assets...................        101         122
                     -------------------------------------------------------
                     Total Assets...................    $28,533     $28,357
----------------------------------------------------------------------------
Liabilities and Stockholders' Equity
                     -------------------------------------------------------
Current Liabilities  Accounts payable...............    $   496     $   493
                     Accrued wages and vacation
                           payable..................        432         380
                     Accrued casualty costs.........        350         364
                     Income and other taxes payable.        297         297
                     Debt due within one year.......        176         178
                     Interest payable...............        100         110
                     Other current
                           liabilities (Note 2).....        680         730
                     -------------------------------------------------------
                     Total..........................      2,531       2,552
                     -------------------------------------------------------
Other Liabilitiesand Intercompany borrowing
and Stockholders'      from UPC.....................      5,515       5,368
Equity               Third-party debt due after
                       one year.....................      2,571       2,606
                     Deferred income taxes..........      6,822       6,759
                     Accrued casualty costs.........        991         928
                     Retiree benefit obligations....        746         737
                     Other long-term
                       liabilities (Notes 2 and 8)..        632         781
                     Redeemable preference shares...         27          27
                     Common stockholders'
                       equity (Page 4)..............      8,698       8,599
                     -------------------------------------------------------
                     Total Liabilities and
                       Stockholders' Equity.........    $28,533     $28,357
----------------------------------------------------------------------------

            The accompanying notes to the financial statements are an
                       integral part of these statements.

----------------------------------------------------------------------------

Statement of Consolidated Cash Flows (Unaudited)
Union Pacific Railroad Company and Consolidated Subsidiary
and Affiliate Companies
For the Three Months Ended March 31, 1999 and 1998
----------------------------------------------------------------------------
               Millions of Dollars                         1999        1998
Cash from Operations Net Income (Loss).............      $  149      $  (32)
                     Non-cash charges to income:
                       Depreciation................         258         246
                       Deferred income taxes.......          63         (27)
                       Other - net.................         (30)        (54)
                     Changes in current assets
                       and liabilities.............         (15)       (272)
                     -------------------------------------------------------
                     Cash Provided by (Used in)
                       Operations..................         425        (139)
                     -------------------------------------------------------
Investing Activities Capital investments...........        (363)       (518)
                     Other - net (Note 2)..........         (91)        (25)
                     -------------------------------------------------------
                     Cash Used in Investing
                       Activities..................        (454)       (543)
                     -------------------------------------------------------
Equity and Financing Debt repaid...................         (37)       (132)
Activities           Net financings................           -          91
                     Dividends paid to parent......         (50)       (110)
                     Advances from affiliated
                     companies - net...............         147         831
                     -------------------------------------------------------
                     Cash Provided by Equity
                        and Financing Activities...          60         680
                     -------------------------------------------------------
                     Net Change in Cash and
                        Temporary Investments......          31          (2)
                     Cash at Beginning of Period...          35          50
                     -------------------------------------------------------
                     Cash at End of Period.........      $   66      $   48

Change in Current    Accounts receivable...........      $   14      $   46
Assets and           Inventories...................          (6)        (13)
Liabilities          Other current assets..........          (2)         59
                     Accounts, wages and
                        vacation payable...........          55        (216)
                     Debt due within one year......          (2)       (100)
                     Other current liabilities.....         (74)        (48)
                     -------------------------------------------------------
                     Total.........................      $  (15)     $ (272)
-----------------------------------------------------------------------------

               The accompanying notes to financial statements are an
                         integral part of these statements.

----------------------------------------------------------------------------

Statement of Changes in Common Stockholders' Equity (Unaudited)
Union Pacific Railroad and Consolidated Subsidiary and
Affiliate Companies
For the Three Months Ended March 31, 1999
----------------------------------------------------------------------------
             Millions of Dollars
Common Stock         Common stock, $10.00 par value
(Note   5)           (authorized 9,200 shares) balance at
                     beginning and end of period
                     (4,465 shares issued).................       $  -
                     -------------------------------------------------------
Class  A Stock       Class A Stock, $10.00 par value
(Note 5)             (authorized 800 shares) balance at
                     beginning and end of period
                     (388 shares issued)...................          -
                     -------------------------------------------------------
Paid-in  Surplus     Balance at beginning and
                        end of period......................        4,782
                     -------------------------------------------------------
Retained Earnings    Balance at beginning of period........        3,817
                     Net Income............................          149
                     -------------------------------------------------------
                     Total.................................        3,966
                     Dividends declared....................          (50)
                     -------------------------------------------------------
                     Balance at end of period..............        3,916
                     -------------------------------------------------------
                     Total Common Stockholders' Equity.....       $8,698
----------------------------------------------------------------------------

           The  accompanying notes to the financial statements  are  an integral part of these statements.

        UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY
                        AND AFFILIATE COMPANIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ------------------------------------------
                             (Unaudited)


1. Responsibilities for Financial Statements - Union Pacific Railroad Company (the Registrant), a Class I railroad incorporated in Delaware and a wholly-owned subsidiary of Union Pacific Corporation (the Corporation or
   UPC), together with a number of wholly-owned and majority-owned subsidiaries, certain affiliates and various minority-owned terminal and bridge companies (collectively, the Company or Railroad), operates various railroad and railroad-related businesses. The Company's rail operations include for all periods the operations of Union Pacific Railroad
   Company,  a  Utah  corporation  and  predecessor  to   the
   Registrant (UPRR), and the rail operating subsidiaries of Southern Pacific Rail Corporation (Southern Pacific or SP) (see Note 5). The consolidated financial statements of the
   Company   are   unaudited  and  reflect  all   adjustments
   (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results
   for   the  interim  periods  presented.  The  consolidated
   financial statements should be read in conjunction with the
   consolidated   financial  statements  and  notes   thereto
   contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results for the year ending
   December  31,  1999.   Certain  1998  amounts  have   been
   reclassified to conform to the 1999 financial statement presentation.

2. Acquisitions

   Southern  Pacific  -  UPC consummated the  acquisition  of
   Southern  Pacific in September 1996.  The  acquisition  of
   SP was accounted for as a purchase and was fully consolidated into UPC's results in October 1996. The various SP rail-operating subsidiaries were then subsequently legally merged with the Railroad.

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

      To date the Company has severed 2,450 employees and relocated 3,900 employees due to merger implementation activities. The Company recognized a $958 million pre-tax liability as part of the SP purchase price allocation for costs associated with SP's portion of these activities. In addition, the Railroad expects to incur $160 million in pre-tax acquisition-related costs for severing or relocating UPRR employees, disposing of certain UPRR facilities, and training and equipment upgrading over the merger implementation period. Earnings for the three months ending March 31, 1999 and 1998 included $9 million and $18 million after-tax, respectively, for acquisition-related costs for UPRR consolidation activities.

      The components of the merger liability as of March 31, 1999 were as follows:

   ----------------------------------------------------------------
                                      Original  Cumulative  Current
   Millions of Dollars                Reserve   Activity    Reserve
   ----------------------------------------------------------------
   Contractual obligations...........  $361      $361        $  -
   Severance costs...................   343       257          86
   Contract cancellation fees and
    facility and line closure costs..   145       125          20
   Relocation costs..................   109        81          28
   ----------------------------------------------------------------
   Total.............................  $958      $824        $134
   ----------------------------------------------------------------

   Merger Liabilities - Merger liability activity reflected cash payments for merger consolidation activities and reclassifications of contractual obligations from merger liabilities to contractual liabilities. The Company expects that the remaining merger payments will be made over the course of the next three years as labor negotiations are completed and implemented and related merger consolidation activities are finalized.

   Mexican Railway Concession - During 1997, the Company and a consortium of partners were granted a 50-year concession to operate the Pacific-North and Chihuahua Pacific lines in Mexico and a 25% stake in the Mexico City Terminal Company at a price of $525 million. The consortium assumed operational control of both lines in 1998. In March 1999, the Company purchased an additional 13% ownership interest for $87 million from one of its partners. The Railroad now holds a 26% ownership share in the consortium. The investment is accounted for under the equity method.

3. Financial Instruments - The Company uses derivative financial instruments in limited instances and for other than trading purposes to manage risk as it relates to fuel prices. Where the Company has fixed fuel prices through the use of swaps, futures or forward contracts, the Company has mitigated the downside risk of adverse price and rate movements; however, it has also limited future gains from favorable movements.

   Credit Risk - The total credit risk associated with the Company 's counterparties was $17 million at March 31, 1999. The Company has not been required to provide collateral; however, the Company has received collateral relating to its hedging activity where the concentration of credit risk was substantial.

   Valuation - The fair market values of the Company's derivative financial instrument positions at March 31, 1999 and December 31, 1998 were determined based upon current fair market values as quoted by recognized dealers or developed based upon the present value of future cash flows discounted at the applicable U.S. treasury rate and swap spread.

      The following is a summary of the Company's financial instruments at March 31, 1999 and December 31, 1998:

   -------------------------------------------------------------------------
   Millions of Dollars                              March 31,  December 31,
   Except Percentages and Average Commodity Prices       1999          1998
   -------------------------------------------------------------------------
    Rail Fuel Hedging:
       Fuel purchases hedged for 1999............       $ 257         $ 343
       Percentage of forecasted 1999 fuel
            consumption hedged...................          64            64
       Average price of 1999 hedges
            outstanding (per gallon) [a].........       $0.41         $0.41
       Fuel purchases hedged for 2000............       $  54             -
       Percentage of forecasted 2000 fuel
            consumption hedged...................          12             -
       Average price of 2000 hedges
            outstanding (per gallon) [a].........       $0.39             -
   -------------------------------------------------------------------------

      [a]Excludes taxes and transportation costs.

      The asset and liability positions of the Company's outstanding financial instruments at March 31, 1999 and December 31, 1998 are as follows:

   -------------------------------------------------------------------------
                                                    March 31,  December 31,
   Millions of Dollars                                   1999          1998
  --------------------------------------------------------------------------
   Rail Fuel Hedging:
    Gross fair market asset position.............         $17          $  -
    Gross fair market (liability) position.......           -           (49)
  --------------------------------------------------------------------------
   Total asset (liability) position..............         $17          $(49)
  --------------------------------------------------------------------------

      The Company's  use  of financial instruments  had  the
    following impact on pre-tax income for the quarters  ended
    March 31, 1999 and 1998:
  --------------------------------------------------------------------------
                                             March 31,    March 31,
   Millions of Dollars                            1999         1998
  --------------------------------------------------------------------------
   Reduction in Pre-Tax Income                     $19          $14
  --------------------------------------------------------------------------

   Sale of Receivables - The Railroad has sold, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to third parties through a bankruptcy-remote subsidiary (the Subsidiary). The Subsidiary is collateralized by a $76 million note from the Registrant. The amount of receivables sold fluctuates based upon the availability of the designated pool of receivables and is directly affected by changing business volumes and credit risks. At March 31, 1999 and December 31, 1998, accounts receivable are presented net of $580 million of receivables sold.

4.   Properties - Major property accounts were as follows:

----------------------------------------------------------------------------
                                                 March 31,    December 31,
    Millions of Dollars                              1999             1998
    ------------------------------------------------------------------------
    Land and other property.................      $ 5,000          $ 4,992
    Track, structures and facilities........       20,065           19,803
    Locomotives.............................        4,480            4,486
    Freight cars............................        2,583            2,536
    Other equipment.........................          528              517
----------------------------------------------------------------------------
    Total...................................      $32,656          $32,334
----------------------------------------------------------------------------
</TALBE>


     Accumulated depreciation accounts were as follows:

----------------------------------------------------------------------------
                                                 March 31,    December 31,
    Millions of Dollars                               1999            1998
----------------------------------------------------------------------------
    Track, structures and facilities........        $3,458          $3,308
    Locomotives.............................         1,407           1,384
    Freight cars............................         1,084           1,070
    Other equipment.........................           136             109
----------------------------------------------------------------------------
    Total...................................        $6,085          $5,871
----------------------------------------------------------------------------

5. Capital Stock - The number of shares shown in the Common Stock section of the Statement of Changes in Common Stockholders' Equity on page 4 excludes 2,665 shares of Common Stock and 232 shares of Class A Stock owned by Southern Pacific Rail Corporation, an affiliate of the Registrant, whose results are included in the consolidated financial statements.

6. Other Income - Other income included the following:

----------------------------------------------------------------------------
   Millions of Dollars                           March 31,       March 31,
                                                      1999            1998
----------------------------------------------------------------------------
   Net gain on asset dispositions.............         $11             $14
   Rental income..............................          12              11
   Interest income............................           2               3
   Other - net................................          (2)            (10)
   -------------------------------------------------------------------------
   Total......................................         $23             $18
----------------------------------------------------------------------------

7. Ratio  of  Earnings  to  Fixed  Charges  -  The  ratio  of
   earnings  to  fixed  charges  has  been  computed   on   a
   consolidated basis. Earnings represent net income (loss) less equity in undistributed earnings of unconsolidated affiliates, plus income taxes and fixed charges. Fixed charges represent interest, amortization of debt discount and the estimated interest portion of rental charges.
   For the three months ended March 31, 1998, fixed charges exceeded earnings by approximately $72 million.

8. Commitments and Contingencies - There are various claims and lawsuits pending against the Company. The Company is also subject to Federal, state and local environmental laws and regulations, pursuant to which it is currently participating in the investigation and remediation of numerous sites. In addition, the Company also periodically enters into financial and other commitments and guarantees in connection with its businesses, and have retained certain contingent liabilities upon the disposition of formerly owned operations.

      It is not possible at this time for the Company to determine fully the effect of any or all unasserted claims on its consolidated financial condition; however, to the extent possible, where unasserted claims can be estimated and where such claims are considered probable, the Company has recorded a liability. The Company does not expect that any known lawsuits, claims, environmental costs, commitments or guarantees will have a material adverse effect on its consolidated financial condition. Certain potentially significant contingencies relating to the Company's business are detailed below:

   Customer Claims - Certain customers have submitted claims for damages related to shipments delayed by the Railroad as a result of congestion problems, and certain customers have filed lawsuits seeking relief related to such delays. The nature of the damages sought by claimants includes, but is not limited to, contractual  liquidated
   damages, freight loss or damage, alternative transportation charges, additional production costs, lost business and lost profits. In addition, some customers have asserted that they have the right to cancel contracts as a result of alleged material breaches of such contracts by the Railroad. The Company has made no additional provisions for such claims in 1999.

   Shareholder Lawsuits - UPC and certain of its officers and directors (who are also directors of the Registrant) are defendants in two purported class actions that have been consolidated into one proceeding. The consolidated complaint alleges, among other things, that the Corporation violated the Federal securities laws by failing to disclose material facts and making materially false and misleading statements concerning the service, congestion and safety problems encountered following the Corporation's acquisition of Southern Pacific in 1996. These lawsuits were filed in late 1997 in the United States District Court for the Northern District of Texas and seek to recover unspecified amounts of damages. Management believes that the plaintiffs' claims are without merit and intends to defend them vigorously. The defendants have moved to dismiss this action, and the motion has been fully briefed and is awaiting a decision by the Court.

      In addition to the class action litigation, a purported derivative action was filed on behalf of the Corporation and the Registrant in September 1998 in the District Court for Tarrant County, Texas, naming as defendants the then-current and certain former directors of the Corporation and the Registrant and, as nominal defendants, the Corporation and the Registrant. The derivative action alleges, among other things, that the named directors breached their fiduciary duties to the
   Corporation and the Registrant by approving and implementing the Southern Pacific merger without informing themselves of its impact or ensuring that adequate controls were put in place and by causing UPC and the Registrant to make misrepresentations about the Registrant's service problems to the financial markets and regulatory authorities. The Corporation's Board of Directors established a special litigation committee consisting of three independent directors to review the plaintiff's allegations and determine whether it is in UPC's best interest to pursue them. The committee has unanimously concluded that further prosecution of the derivative action on behalf of the Corporation and the Registrant is not in the best interest of either such company. Accordingly, the Corporation and the Registrant have filed a motion with the Court to dismiss the derivative action. The individual defendants also believe that these claims are without merit and intend to defend them vigorously.

9. Accounting  Pronouncements - In June 1998,  the  Financial
   Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), that will be effective January 1,
   2000. While management is still in the process of determining the full effect FAS 133 will have on the Company's financial statements, management has determined that FAS 133 will increase the volatility of the Company's asset, liability and equity (comprehensive income) positions as the change in the fair market value of all financial instruments the Company uses for fuel or interest rate hedging purposes will, upon adoption of FAS 133, be recorded in the Company's Statement of Financial Position (See Note 3). In addition, to the extent fuel hedges are ineffective due to pricing differentials resulting from the geographic dispersion of the Company's operations, income statement recognition of the ineffective portion of the hedge position will be required. Management does not anticipate that the final adoption of FAS 133 will have a material impact on the Company's consolidated financial statements.

Item 2.   Management's Narrative Analysis of the Results  of
Operations

 UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY
                   AND AFFILIATE COMPANIES
                    RESULTS OF OPERATIONS
  Quarter ended March 31, 1999 Compared to March 31, 1998

Service Issues - The results of operations of Union Pacific Railroad Company (Registrant) together with its wholly-owned and majority-owned subsidiaries, and certain affiliates (collectively, the Company or the Railroad), in the first quarter of 1998 were adversely affected by congestion that began in the third quarter of 1997. However, service recovery efforts resulted in significant improvements in operating and financial results beginning in the latter half of 1998 and continuing into the first quarter of 1999.

Net Income - Rail operations reported net income of $149 million for the first quarter of 1999 compared to a 1998 net loss of $32 million. Higher earnings resulted primarily from the positive effects of continuing service recovery efforts. The following table demonstrates the impact of service issues over the previous two years and the continuing operating improvement made over the last three quarters that was driven, in part, by benefits derived from decentralization of Rail operations, merger synergies, capacity expansion and service recovery actions:

--------------------------------------------------------------------------------
Averages, Except Ratios   1Q97  2Q97  3Q97  4Q97  1Q98  2Q98  3Q98 4Q98  1Q99
--------------------------------------------------------------------------------
Seven-Day Loadings(000's).168.1 170.7 166.9 153.2 152.5 154.9 155.3 160.6 161.4
Train Speed (MPH)......... 18.6  18.4  15.0  13.2  13.8  14.0  14.4  15.5  17.5
Car  Cycle Times (Days)... 12.6  12.7  15.2  17.5  17.6  16.4  15.9  14.4  13.6
Operating  Ratio (%)...... 86.2  80.9  82.0 102.5  97.7 105.1  90.5  88.7  85.3
--------------------------------------------------------------------------------

Operating Revenues - Rail operating revenues increased $195 million (9%) to $2,479 million in 1999, as operations continued to recover from congestion-affected 1998 results. Carloadings for the first quarter of 1999 were 6% higher than 1998. Average revenue per car (ARC) improved 2% over 1998 to $1,173.

   The following table summarizes the quarterly change in rail commodity revenue (CR):

--------------------------------------------------------------------------------
   Carloads in Thousands, Commodity Revenues in Millions of Dollars
                           1999          Change vs 1Q 1998   % Change vs 1Q 1998
                    -------------------  -----------------   -------------------
                    Cars    ARC     CR   Cars   ARC    CR    Cars    ARC     CR
  Energy..........   477  $1,183  $  564   35   $59  $ 67      8%     5%     13%
  Industrial......   327   1,373     449   14    (8)   16      4     (1)      4
  Chemicals.......   225   1,781     401    2    31    11      1      2       3
  Intermodal......   626     620     388   26    17    27      4      3       7
  Agriculture.....   223   1,552     347   22    (9)   32     11     (1)     10
  Automotive......   170   1,491     253   11    43    23      7      3      10
  -----------------------------------------------------------------------------
  Total........... 2,048  $1,173  $2,402  110   $24  $176      6%     2%      8%
  ------------------------------------------------------------------------------

Energy - Commodity revenue increased $67 million (13%) to $564 million in 1999 driven by an 8% increase in carloadings. ARC also improved $59 per car (5%) quarter-over-quarter due to changes in product mix, as short-haul Illinois traffic decreased and longer-haul Powder River Basin (PRB) traffic increased. PRB trains per day improved quarter-over-quarter from 24.8 in 1998 to 28.4 in 1999. This, in addition to longer trains (120.2 cars/train in 1999 vs. 117.6 in 1998), boosted loads by approximately 42 thousand units (16%), helping to improve 1999 PRB business versus 1998. All other mine locations posted declines, largely due to decreased demand and business lost to competitors during 1998's service difficulties.

Industrial - Carloadings and commodity revenue increased 4% over 1998. Volume increases resulted from stronger demand and improved cycle times. Traffic gains occurred in lumber, stone and cement due to strong construction demand, and recyclables grew due to new business. Gains were partially offset by decreased steel loadings that were down due to higher imports of low-priced foreign steel, which reduced U.S. production, and lost volumes from a major steel producer who filed for bankruptcy. ARC declined 1% due to product mix issues, as volume shortfalls of longer-haul steel and volume gains of shorter-haul, low-ARC stone were partially offset by gains in high-ARC lumber.

Chemicals - Carloadings increased 1% to 225 thousand cars, and commodity revenue increased $11 million (3%) to $401 million. The increase in volume resulted principally from improved service levels and an increase in chargeable storage-in-transit moves (short-haul storage moves awaiting final delivery). Plastics, liquid and dry chemicals, petroleum products and phosphorous moves all increased. These gains were partially offset by declines in soda ash caused by the adverse impact on demand resulting from the Asian currency crisis, lower sulfur moves resulting from a major facility closing, and a decline in liquid propane gas business due to increased rail competition. ARC improved 2% due to product mix, reflecting traffic improvements in longer-haul plastics and fewer short-haul, low-ARC export sulfur moves.

Intermodal - Commodity revenue increased $27 million (7%) to $388 million, while carloadings were up 4% to 626 thousand loads as a result of better cycle times. Results were positively affected by growth in imports from Asia. Import gains were partially countered by a decline in exports to Asia, due to the Asian economic crisis, and lost business caused by the service constraints in 1998. ARC increased 3% due to positive mix shifts (longer-haul shipments) and price increases.

Agriculture - Commodity revenues were up $32 million (10%) over 1998 due primarily to a service-driven increase in carloadings. Volumes increased 11% to 223 thousand cars, the result of improved service levels in 1999 which resulted in a 25% increase in wheat carloadings and 15% increases in corn and food grain carloadings. However, demand for grain transportation continued to be adversely affected by depressed commodity prices. ARC declined 1%, primarily the result of a higher proportion of shorter-haul Gulf Coast moves, compared to long-haul West Coast moves.

Automotive - Commodity revenues were up $23 million (10%) driven mainly by a 7% increase in carloadings. Strong domestic production, improvements in cycle times and new business with domestic producers all helped to drive the 11% improvement in finished vehicle volumes. Parts volumes were 1% lower due to model changeovers and a plant shutdown. ARC increased $43 (3%) per car due to a combination of price increases and a higher proportion of higher-ARC finished vehicle moves.

Operating Expenses - Operating expenses decreased $116 million (5%) to $2,115 million in 1999. Rail operations continued to improve in key operating areas over the last three quarters, which has driven the expense decline. The following table provides explanations for variances in the Railroad's operating expenses from the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998:

--------------------------------------------------------------------------------
Millions of Dollars            1999                    Cost Drivers
                                      ------------------------------------------
                               Over          Volume Productivity Merger
Increase (Decrease)            1998   Price   [c}        [d]    Benefits  Other
--------------------------------------------------------------------------------
Salaries and benefits........ $  21    $ 16     $22      $ (9)    $ (8)   $  -
Equipment  and  other rents..   (45)     (6)      6       (39)       -      (6)
Depreciation.................    12       -      12         -        -       -
Fuel and utilities...........   (30)    (40)     16        (4)       -      (2)
Materials and supplies.......     1       -       1         -        -       -
Casualty costs...............    (5)      -       -        (5)       -       -
Other [a]....................   (70)      -       -        (8)     (29)    (33)
--------------------------------------------------------------------------------
Total........................ $(116)   $(30)    $57      $(65)    $(37)   $(41)
--------------------------------------------------------------------------------

[a] Includes a $53 million reduction in service recovery costs over 1998. [b] Impact of changes in prices paid for goods and services.
[c]  Impact of changing business levels.
[d]  Impact of quality and process improvement.

Salaries, wages and employee benefits - Labor expenses were $21 million (2%) higher than 1998 caused by higher rail volumes and wage inflation that were partially mitigated by merger consolidation benefits and productivity improvements.

Equipment and other rents - Rent expense decreased $45 million (13%) versus 1998 due primarily to improved cycle times (13.6 days in 1999 compared to 17.6 days in 1998), lower prices and shorter length of haul, which were partially offset by higher volume as gross ton-miles increased 9% year-over-year.

Depreciation - Depreciation expense grew $12 million or 5% to $258 million due to the Railroad's capital spending in 1998 and 1997, as well as through the first quarter of 1999. The Railroad spent over $2 billion on capital projects in 1998 and $363 million on capital projects during the first quarter of 1999.

Fuel and utilities - Fuel expenses were down $30 million or 14% from 1998, reflecting lower fuel prices and improved consumption rates, which were partially offset by higher volume. A 9% increase in gross-ton miles quarter-over-
quarter added volume-related fuel costs of $16 million versus 1998. Prices were down 14 cents per gallon to 50 cents, saving $40 million. The fuel consumption rate of 1.39 gallons per thousand gross-ton miles improved 2% from last year, lowering fuel costs by another $4 million. The Railroad hedged 70% of its first quarter fuel consumption in 1999, which increased fuel costs by $19 million, or 6 cents per gallon. Expected fuel consumption for the remaining nine months of 1999 is 64% hedged at an average of 55 cents per gallon (including taxes and transportation charges).

Materials and supplies - Materials and supplies expense increased $1 million (1%) from first quarter 1998. Increased material costs for locomotive and rebuilt parts, reflecting a general increase in repair levels, were offset by higher credits received for parts rebuilt.

Casualty costs - Casualty costs declined $5 million (5%) from 1998 due to a decline in the average cost of injury settlement claims, which was partially offset by an increase in the number of claims. In addition, insurance costs and costs for repairs on cars from other railroads were lower quarter-over-quarter.

Other costs - Other costs decreased $70 million (23%) from 1998 due to the effects of service recovery efforts, which resulted in a reduction of third-party transportation costs and the elimination of contract penalties and customer claims, as well as merger savings.

Operating Income - Operating income increased $311 million to $364 million in 1999. Both periods included the impact of one-time merger-related costs for severance, relocation and training of employees ($9 million reduction in net income in 1999 and $18 million reduction in net income in
1998). The operating ratio for the first quarter of 1999 was 85.3, 12.4 points better than 1998's 97.7 operating ratio. Operational improvements due to service recovery were the key drivers of the improvement in the operating ratio.

Non-Operating  Items  - Other income  increased  $5  million
(28%).   Interest expense increased $22 million, the  result
of higher debt levels. Income taxes increased $113 million, reflecting higher income before income taxes.

                        OTHER MATTERS

Commitments and Contingencies - There are various claims and lawsuits pending against the Company and certain of its subsidiaries. In addition, the Company and its subsidiaries are subject to various Federal, state and local environmental laws and are currently participating in the investigation and remediation of various sites.

A  discussion  of certain claims, lawsuits,  guarantees  and contingencies  is  set forth in Note 8 to  the  Consolidated
Financial  Statements,  which  is  incorporated  herein   by
reference.

Accounting Pronouncements - In June 1998 the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), that will be effective January 1, 2000. While management is still in the process of determining the full effect FAS 133 will have on the Company's financial statements, management has determined that FAS 133 will increase the volatility of the Company's asset, liability and equity (comprehensive income) positions as the change in the fair market value of all financial instruments the Company uses for fuel or interest rate hedging purposes will, upon adoption of FAS 133, be recorded in the Company's Statement of Financial Position (See Note
3). In addition, to the extent fuel hedges are ineffective due to pricing differentials resulting from the geographic dispersion of the Company's operations, income statement recognition of the ineffective portion of the hedge position will be required. Management does not anticipate that the final adoption of FAS 133 will have a material impact on the Company's consolidated financial statements.

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

   The Company's Y2K Project is divided into five major initiatives as follows:

Mainframe Systems - These systems have been converted, tested and deemed to be Y2K compliant as of December 31, 1998. Periodic audits are planned during 1999 to ensure these systems remain Y2K compliant.

Client Server Systems - Modifications of these systems are on schedule, and the Company believes that all critical client server systems have been converted, tested, and deemed to be Y2K compliant as of December 31, 1998. The non-critical client server systems are scheduled to be certified as Y2K compliant by mid-1999.

User Department Developed Systems - These systems consist of both mainframe and PC-based systems developed by internal user departments. Modifications of these systems are on schedule, and the Company estimates that approximately 99% of the systems are complete as of March 31, 1999, and the remaining 1% are mostly low priority systems that are scheduled to be completed in the first half of 1999.

Vendor Supplied and Embedded Systems - These systems consist of vendor-supplied software, desktop, mainframe and server hardware, databases and operating systems, as well as equipment and machinery with embedded systems. One hundred percent of the identified critical suppliers of these systems have indicated that they have a comprehensive Year 2000 plan. To help assure safety and Y2K compliance, the Company is testing selected critical software, hardware and embedded systems, even if the vendor has already certified the product. The Company is sharing information on the compliance and testing of safety critical components common to the industry with the cooperation of the Association of American Railroads.

Electronic Commerce Systems - These systems consist of all electronic exchanges of information with customers, vendors, other railroads and financial institutions. The railroad industry has agreed on a standard 4-digit year for all electronic interchanges. The Railroad can now transmit and receive the new EDI standard that involves a 4-digit year. The Company plans additional Y2K testing with customers and trading partners using current and older versions of EDI transactions in 1999.

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

   As of March 31, 1999, approximately 98% of the Company's systems have been converted, tested, and deemed to be Y2K compliant, and the remaining systems are expected to be modified by the second quarter of 1999. Costs to convert the Company's systems are expensed as incurred. As of March 31, 1999, more than 80% of the costs of the Y2K project, estimated to be $46 million in total, have been expensed.
Although the Company believes its systems will be successfully modified, failure by it, or by those from whom the Company purchases equipment, or by other entities with whom the Company exchanges data, or on whom it relies for data, to successfully modify their systems, could materially impact operations and financial results in the year 2000.

                   CAUTIONARY INFORMATION


Certain information included in this report contains, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain or will contain, forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Such forward-looking information may include, without limitation, statements that the Company does not expect that claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or other matters will have a material adverse effect on its consolidated financial condition, results of operations or liquidity and other similar expressions concerning matters that are not historical facts, and projections or predictions as to the Company's financial or operational results. Such forward-looking information is or will be based on information available at that time, and is or will be subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to, whether the Company is fully successful in recovering from the effects of its congestion-related problems and implementing its financial and operational initiatives; regaining its customers who switched to alternative transportation arrangements during the service crisis; industry competition and legislative and/or regulatory developments; natural events such as severe weather, floods and earthquakes; the effects of adverse general economic conditions; changes in fuel prices; labor strikes; the impact of year 2000 systems problems; the outcome of shipper claims related to congestion; and claims arising from environmental investigations or proceedings and other types of claims and litigation. The Company assumes no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The discussion of certain legal proceedings affecting the Registrant and/or certain of its subsidiaries set forth in
Note 8 to the Consolidated Financial Statements included  in
Item 1 of Part I of this Report is incorporated herein by reference. In addition to those matters, the following proceedings, or developments in proceedings presently pending, arose or occurred during the first quarter of 1999.

Southern Pacific Acquisition - As reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the Railroad 1998 10-K), on August 12, 1996 the STB served a decision (the Decision) approving the acquisition of control of Southern Pacific by the Corporation, subject to various conditions. The acquisition was consummated on September 11, 1996. Various appeals were filed with respect to the Decision, and all such appeals were ultimately consolidated in the U.S. Court of Appeals for the District of Columbia Circuit. All the appeals were subsequently withdrawn except the appeal of the Western Coal Traffic League. On March 23, 1999, the Court of Appeals entered an order affirming the Decision in all respects.

Bottleneck Proceedings - As reported in the Railroad 1998 10-K, the U.S. Court of Appeals for the Eighth Circuit entered an order on February 10, 1999 that affirmed a prior decision by the Surface Transportation Board of the U.S. Department of Transportation (STB). That decision generally reaffirmed the STB's existing position regarding the obligation of rail carriers to provide rates for "bottleneck" segments (lines of railroad that are served by a single railroad between a junction and an exclusively-served shipper facility) and
dismissed  two  complaint  proceedings  filed  by   shippers
challenging a class rate charged for the movement of coal, to which the Registrant and Union Pacific Railroad Company, a Utah corporation, a predecessor to the Registrant, were
parties.   The  STB's  decision  was  originally  served  on
December 31, 1996 and subsequently clarified on April 30, 1997. On March 23, 1999, two of the shippers involved in the complaint proceedings filed a petition for rehearing with the Eighth Circuit Court of Appeals, which was denied by the Court on April 20, 1999.

Environmental Matters - As reported in the Railroad 1998 10-K, the Railroad had received notification that the District Attorney for San Bernardino County, California had opened an investigation into the Railroad's handling of several hazardous material spills and releases in Barstow and West Colton, California. As a result of the investigation, the District Attorney's office had alleged that the Railroad had not taken sufficient action to prevent the spills and releases and had not promptly reported them to the proper agencies. The District Attorney further alleged that the required business plans for releases of hazardous materials at West Colton had not been filed with the county fire department for several years. During the first quarter of 1999, a final settlement was negotiated with the District
Attorney's office disposing of all pending cases pertaining to these incidents in consideration of the payment of a civil penalty in the amount of $350,000 and the Railroad's agreement to promptly report and handle any future spills.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits
          --------
              12  -  Computation of ratio of earnings to fixed charges.
              27  -  Financial data schedule.

     (b)  Reports on Form 8-K
          -------------------
          On  January  21, 1999,  the Company filed  a  Current
          Report   on   Form  8-K  announcing  UPC's  financial
          results for the fourth quarter of 1998.


[SIGNATURE]

                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: May 14, 1999



                               UNION PACIFIC RAILROAD COMPANY
                               (Registrant)



                               By /s/ James R. Young
                                  ------------------
                                  James R. Young
                                 Senior Vice President-Finance
                                 (Chief Accounting Officer
                                     and Duly Authorized Officer)


                               By /s/ Richard J. Putz
                                  -------------------
                                  Richard J. Putz
                                 Assistant Vice President
                                 and Controller
                                  (Duly Authorized Officer)

<EXHIBIT INDEX>  INDEX

UNION  PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES
                        EXHIBIT INDEX



 Exhibit  No.      Description of Exhibits Filed with this Statement

    12             Computation of Ratio of Earnings to Fixed Charges

    27             Financial Data Schedule