Form 10-Q
period 1999-06-30
UNION PACIFIC RAILROAD CO/DE
filed 1999-08-13
CIK 92259

        COVER
                                     FORM 10-Q

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

(Mark One)

[ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 1999

                                    - OR -

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from____________ to _______________

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

YES   X      NO   ____

     As of July 30, 1999, the Registrant had outstanding 7,130 shares of Common Stock, $10 par value, and 620 shares of Class A Stock, $10 par value.

         THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.


        INDEX


                      UNION PACIFIC RAILROAD COMPANY
                                    INDEX


                        PART I.  FINANCIAL INFORMATION



                                                                    Page Number
Item 1:  Consolidated Financial Statements:
         STATEMENT OF CONSOLIDATED INCOME
              For the Three Months Ended June 30, 1999 and 1998.......     1

         STATEMENT OF CONSOLIDATED INCOME
              For the Six Months Ended June 30, 1999 and 1998.........     2

         STATEMENT OF CONSOLIDATED FINANCIAL POSITION
              At June 30, 1999 and December 31, 1998..................     3

         STATEMENT OF CONSOLIDATED CASH FLOWS
              For the Six Months Ended June 30, 1999 and 1998.........     4

         STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
              For the Six Months Ended June 30, 1999..................     5

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...................    6-10


Item 2:  Management's Narrative Analysis of the Results of Operations.   11-18




                        PART II.  OTHER INFORMATION


Item 1:  Legal Proceedings............................................     18

Item 6:  Exhibits and Reports on Form 8-K.............................     19

Signatures............................................................     20

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

-------------------------------------------------------------------------------
Statement of Consolidated Income (Unaudited)
Union Pacific Railroad Company and Consolidated Subsidiary
and Affiliate Companies
For the Three Months Ended June 30, 1999 and 1998
-------------------------------------------------------------------------------
                     Millions of Dollars, Except Ratios       1999       1998
-------------------------------------------------------------------------------
Operating Revenues   Rail...................................$2,491      $2,317
                     ----------------------------------------------------------

Operating Expenses   Salaries, wages and employee benefits..   874         889
                     Equipment and other rents..............   304         344
                     Depreciation...........................   256         248
                     Fuel and utilities (Note 3)............   190         201
                     Materials and supplies.................   133         134
                     Casualty costs.........................    84         107
                     Other costs (Note 7)...................   213         511
                     ----------------------------------------------------------
                     Total.................................. 2,054       2,434
                     ----------------------------------------------------------
Income               Operating Income (Loss)................   437        (117)
                     Other income (Note 5)..................    17          50
                     Interest expense.......................  (155)       (147)
                     ----------------------------------------------------------
                     Income (Loss) before Income Taxes......   299        (214)
                     Income taxes...........................   (93)         92
                     ----------------------------------------------------------
                     Net Income (Loss)......................$  206      $ (122)
                     ----------------------------------------------------------
                     Ratio of Earnings to Fixed
                           Charges (Note 6).................   2.5           -
                     ----------------------------------------------------------

The accompanying notes to the financial statements are an integral part of these statements.

-------------------------------------------------------------------------------
Statement of Consolidated Income (Unaudited)
Union Pacific Railroad Company and Consolidated Subsidiary
and Affiliate Companies
For the Six Months Ended June 30, 1999 and 1998
-------------------------------------------------------------------------------
                     Millions of Dollars, Except Ratios       1999        1998
-------------------------------------------------------------------------------
Operating Revenues   Rail...................................$4,970      $4,601
                     ---------------------------------------------------------

Operating Expenses   Salaries, wages and employee benefits.. 1,779       1,773
                     Equipment and other rents..............   615         700
                     Depreciation...........................   514         494
                     Fuel and utilities (Note 3)............   368         409
                     Materials and supplies.................   266         266
                     Casualty costs.........................   184         212
                     Other costs (Note 7)...................   443         811
                     ----------------------------------------------------------
                     Total.................................. 4,169       4,665
                     ----------------------------------------------------------
Income               Operating Income (Loss)................   801         (64)
                     Other income (Note 5)..................    40          69
                     Interest expense.......................  (311)       (282)
                     ----------------------------------------------------------
                     Income (Loss) before Income Taxes......   530        (277)
                     Income taxes...........................  (175)        123
                     ----------------------------------------------------------
                     Net Income (Loss)......................$  355      $ (154)
                     ----------------------------------------------------------
                     Ratio of Earnings to Fixed
                           Charges (Note 6).................   2.3         0.2
                     ----------------------------------------------------------

The accompanying notes to the financial statements are an integral part of these statements.

-------------------------------------------------------------------------------
Statement of Consolidated Financial Position (Unaudited)
Union Pacific Railroad Company and Consolidated Subsidiary
and Affiliate Companies
-------------------------------------------------------------------------------
                                                           June 30,     Dec.31,
                     Millions of Dollars                       1999        1998
-------------------------------------------------------------------------------
Assets
Current Assets       Cash and temporary investments.........$    69     $    35
                     Accounts receivable (Note 3)...........    403         494
                     Inventories............................    334         337
                     Current deferred tax asset.............    130         130
                     Other current assets...................     89          85
                     ----------------------------------------------------------
                     Total..................................  1,025       1,081
                     ----------------------------------------------------------
Investments (Note 2) Investments in and advances to
                          affiliated companies..............    632         520
                     Other investments......................    124         171
                     ----------------------------------------------------------
                     Total..................................    756         691
                     ----------------------------------------------------------
Properties           Cost................................... 32,934      32,334
                     Accumulated depreciation............... (6,217)     (5,871)
                     ----------------------------------------------------------
                     Net.................................... 26,717      26,463
                     ----------------------------------------------------------
Other                Other assets...........................    142         122
                     ----------------------------------------------------------
                     Total Assets...........................$28,640     $28,357
-------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
                     ----------------------------------------------------------
Current Liabilities  Accounts payable.......................$   530     $   493
                     Accrued wages and vacation payable.....    432         380
                     Accrued casualty costs.................    351         364
                     Income and other taxes payable.........    268         297
                     Debt due within one year...............    210         178
                     Interest payable.......................    102         110
                     Other current liabilities (Note 2).....    643         730
                     ----------------------------------------------------------
                     Total..................................  2,536       2,552
                     ----------------------------------------------------------
Other Liabilities    Intercompany borrowing from UPC........  5,485       5,368
and Stockholders'    Third-party debt due after one year....  2,470       2,606
Equity               Deferred income taxes..................  6,920       6,759
                     Accrued casualty costs.................    978         928
                     Retiree benefit obligations............    750         737
                     Other long-term liabilities
                          (Notes 2 and 7)...................    621         781
                     Redeemable preference shares...........     26          27
                     Common  stockholders' equity (Page 5)..  8,854       8,599
                     ----------------------------------------------------------
                     Total Liabilities and
                          Stockholders' Equity..............$28,640     $28,357

The accompanying notes to the financial statements are an integral part of these statements.

-------------------------------------------------------------------------------
Statement of Consolidated Cash Flows (Unaudited)
Union Pacific Railroad Company and Consolidated Subsidiary
and Affiliate Companies
For the Six Months Ended June 30, 1999 and 1998
-------------------------------------------------------------------------------
                     Millions of Dollars                     1999         1998
-------------------------------------------------------------------------------
Cash from Operations Net Income (Loss)......................$ 355       $  (154)
                     Non-cash charges to income:
                       Depreciation.........................  514           494
                       Deferred income taxes................  161          (124)
                       Other - net.......................... (161)         (149)
                     Changes in current assets and
                       liabilities..........................   74           (51)
                     ----------------------------------------------------------
                     Cash Provided by Operations............  943            16
                     ----------------------------------------------------------
Investing Activities Capital investments.................... (802)       (1,231)
                     Other - net (Note 2)...................  (21)           41
                     ----------------------------------------------------------
                     Cash Used in Investing Activities...... (823)       (1,190)
                     ----------------------------------------------------------
Equity and Financing Debt repaid ........................... (104)         (180)
Activities           Net financings.........................    -           380
                     Dividends paid to parent............... (100)         (220)
                     Advances from affiliated
                       companies - net......................  118         1,173
                     ----------------------------------------------------------
                     Cash Provided by (Used in) Equity
                       and Financing Activities.............  (86)        1,153
                     ----------------------------------------------------------
                     Net Change in Cash and
                       Temporary Investments................   34           (21)
                     Cash at Beginning of Period............   35            50
                     ----------------------------------------------------------
                     Cash at End of Period..................$  69       $    29
                     ----------------------------------------------------------
Change in Current    Accounts receivable....................$  91       $    88
Assets and           Inventories............................    3           (28)
Liabilities          Other current assets...................   (4)           57
                     Accounts, wages and vacation payable...   89           (84)
                     Debt due within one year...............   32           (68)
                     Other current liabilities.............. (137)          (16)
                     ----------------------------------------------------------
                     Total..................................$  74       $   (51)


The accompanying notes to the financial statements are an integral part of these statements.

-------------------------------------------------------------------------------

Statement of Changes in Common Stockholders' Equity (Unaudited)
Union Pacific Railroad and Consolidated Subsidiary and Affiliate Companies
For the Six Months Ended June 30, 1999
------------------------------------------------------------------------------
                     Millions of Dollars
------------------------------------------------------------------------------
Common Stock         Common stock, $10.00 par value
(Note 4)                 (authorized 9,200 shares) balance at
                         beginning and end of period
                         (4,465 shares issued)......................... $   -
                     ----------------------------------------------------------
Class A Stock        Class A Stock, $10.00 par value
(Note 4)                 (authorized 800 shares)balance at
                         beginning and end of period
                         (388 shares issued)..........................      -
                     ----------------------------------------------------------
Paid-in Surplus      Balance at beginning and end of period...........   4,782
                     ----------------------------------------------------------
Retained Earnings    Balance at beginning of period...................   3,817
                     Net Income.......................................     355
                     ----------------------------------------------------------
                     Total............................................   4,172
                     Dividends declared...............................    (100)
                     ----------------------------------------------------------
                     Balance at end of period.........................   4,072
                     ----------------------------------------------------------
                     Total Common Stockholders' Equity................. $8,854

The accompanying notes to the financial statements are an integral part of these statements.

              UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY
                            AND AFFILIATE COMPANIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1. Responsibilities for Financial Statements - Union Pacific Railroad Company (the Registrant), a Class I railroad incorporated in Delaware and a wholly-owned subsidiary of Union Pacific Corporation (the Corporation or
     UPC), together with a number of wholly-owned and majority-owned subsidiaries, certain affiliates and various minority-owned terminal and bridge companies (collectively, the Company or Railroad), operates various railroad and railroad-related businesses. The Company's rail operations include for all periods the operations of Union Pacific Railroad Company, a Utah corporation and predecessor to the Registrant (UPRR), and the rail operating subsidiaries of Southern Pacific Rail Corporation (Southern Pacific or SP) (see Note 4). The consolidated financial statements of the Company are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results for the year ending December 31, 1999. Certain 1998 amounts have been reclassified to conform to the 1999 financial statement presentation.

2.   Acquisitions

     Southern Pacific - UPC consummated the acquisition of Southern Pacific in September 1996. The acquisition of SP was accounted for as a purchase and was fully consolidated into UPC's results in October 1996. The various SP rail-operating subsidiaries were then subsequently legally merged with the Registrant.

     Merger Consolidation Activities - In connection with the acquisition and continuing integration of UPRR and Southern Pacific's rail operations, the Company is in the process of eliminating 5,200 duplicate positions, which are primarily employees involved in activities other than train, engine and yard activities. In addition, the Company is relocating 4,700 positions, merging or disposing of redundant facilities and disposing of certain rail lines. The Company is also canceling uneconomical and duplicative SP contracts.

         To date the Company has severed 2,500 employees and relocated 4,100 employees due to merger implementation activities. The Company recognized a $958 million pre-tax merger liability as part of the SP purchase price allocation for costs associated with SP's portion of these activities. In addition, the Railroad expects to incur $130 million in pre-tax acquisition-related costs for severing or relocating UPRR employees, disposing of certain UPRR facilities, training and equipment upgrading over the remainder of the merger implementation period. Earnings for the three months ended June 30, 1999 and 1998 included $8 million and $11 million after-tax, respectively, and for the six months ended June 30, 1999 and 1998 included $17 million and $29 million after-tax, respectively, for acquisition-related costs for UPRR consolidation activities.

         The components of the merger liability as of June 30, 1999 were as follows:

     --------------------------------------------------------------------------
                                              Original    Cumulative    Current
     Millions of Dollars                      Reserve     Activity      Reserve
     --------------------------------------------------------------------------
     Contractual obligations..................    $361         $361       $  -
     Severance costs..........................     343          261         82
     Contract cancellation fees and facility
         and line closure costs...............     145          125         20
     Relocation costs.........................     109           84         25
     --------------------------------------------------------------------------
     Total....................................    $958         $831       $127
     --------------------------------------------------------------------------

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

     Credit Risk - The total credit risk associated with the Company's counterparties was $45 million at June 30, 1999. The Company has received collateral relating to its hedging activity where the concentration of credit risk was substantial.

     Valuation - The fair market values of the Company's derivative financial instrument positions at June 30, 1999 and December 31, 1998 were determined based upon current fair market values as quoted by recognized dealers or developed based upon the present value of future cash flows discounted at the applicable U.S. treasury rate and swap spread.

         The following is a summary of the Company's financial instruments at June 30, 1999 and December 31, 1998:

     --------------------------------------------------------------------------
     Millions of Dollars                              June 30,     December 31,
     Except Percentages and Average Commodity Prices      1999            1998
     --------------------------------------------------------------------------
     Rail Fuel Hedging:
          Fuel purchases hedged for 1999..............   $ 172           $ 343
          Percentage of forecasted 1999 fuel
             consumption hedged.......................      64%             64%
          Average price of 1999 hedges
             outstanding (per gallon) [a].............   $0.41           $0.41
          Fuel purchases hedged for 2000..............   $  65               -
          Percentage of forecasted 2000
             fuel consumption hedged..................      13%              -
          Average price of 2000 hedges
             outstanding (per gallon) [a].............   $0.39               -
     --------------------------------------------------------------------------

      [a]Excludes taxes and transportation costs.

     The asset and liability positions of the Company's outstanding financial instruments at June 30, 1999 and December 31, 1998 are as follows:

     --------------------------------------------------------------------------
                                                      June 30,     December 31,
     Millions of Dollars                                 1999             1998
     --------------------------------------------------------------------------
     Rail Fuel Hedging:
          Gross fair market asset position............    $45            $ -
          Gross fair market (liability) position......      -             (49)
     --------------------------------------------------------------------------
     Total asset (liability) position.................    $45            $(49)
     --------------------------------------------------------------------------

         The Company's use of financial instruments had the following impact on pre-tax income for the three and six months ended June 30, 1999 and 1998:

-------------------------------------------------------------------------------
                                       Three Months Ended     Six Months Ended
                                       ----------------------------------------
                                       June 30,   June 30,   June 30,  June 30,
     Millions of Dollars                  1999       1998       1999      1998
     --------------------------------------------------------------------------
     Reduction in Pre-Tax Income.....      -          $20        $19       $34
-------------------------------------------------------------------------------

     Sale of Receivables - The Railroad has sold, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to third parties through a bankruptcy-remote subsidiary (the Subsidiary). The Subsidiary is collateralized by a $66 million note from the Registrant. The amount of receivables sold fluctuates based upon the availability of the designated pool of receivables and is directly affected by changing business volumes and credit risks. At June 30, 1999 and December 31, 1998, accounts receivable are presented net of $576 million and $580 million, respectively, of receivables sold.

4. Capital Stock - The number of shares shown in the Common Stock section of the Statement of Changes in Common Stockholders' Equity on page 5 excludes 2,665 shares of Common Stock and 232 shares of Class A Stock owned by Southern Pacific Rail Corporation, an affiliate of the Registrant, whose results are included in the consolidated financial statements.

5. Other Income - Other income included the following for the three months and six months ended June 30, 1999 and 1998:

-------------------------------------------------------------------------------
     Millions of Dollars                             Three Months Ended
                                              ---------------------------------
                                              June 30, 1999       June 30, 1998
     --------------------------------------------------------------------------
     Net gain on asset dispositions...........       $ 7                 $29
     Rental income............................        13                  12
     Interest income..........................         2                   4
     Other - net..............................        (5)                  5
     --------------------------------------------------------------------------
     Total....................................       $17                 $50
     --------------------------------------------------------------------------

     --------------------------------------------------------------------------
     Millions of Dollars                               Six Months Ended
                                              ---------------------------------
                                              June 30, 1999       June 30, 1998
     --------------------------------------------------------------------------
     Net gain on asset dispositions...........       $18                 $43
     Rental income............................        25                  23
     Interest income..........................         4                   7
     Other - net..............................        (7)                 (4)
     --------------------------------------------------------------------------
     Total....................................       $40                 $69
     --------------------------------------------------------------------------

6. Ratio of Earnings to Fixed Charges - The ratio of earnings to fixed charges has been computed on a consolidated basis. Earnings represent net income
     (loss) less equity in undistributed earnings of unconsolidated affiliates, plus income taxes and fixed charges. Fixed charges represent interest, amortization of debt discount and the estimated interest portion of rental charges. For the three and six months ended June 30, 1998, fixed charges exceeded earnings by approximately $224 million and $296 million, respectively.

7. Commitments and Contingencies - There are various claims and lawsuits pending against the Company. The Company is also subject to Federal, state and local environmental laws and regulations, pursuant to which it is currently participating in the investigation and remediation of numerous sites. In addition, the Company also periodically enters into financial and other commitments and guarantees in connection with its businesses, and has retained certain contingent liabilities upon the disposition of formerly owned operations.

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

     Customer Claims - Certain customers have submitted claims for damages related to shipments delayed by the Railroad as a result of congestion problems during 1997 and 1998, and certain customers have filed lawsuits seeking relief related to such delays. The nature of the damages sought by claimants includes, but is not limited to, contractual liquidated damages, freight loss or damage, alternative transportation charges, additional production costs, lost business and lost profits. In addition, some customers have asserted that they have the right to cancel contracts as a result of alleged material breaches of such contracts by the Railroad. The Company has made no additional provisions for such claims in 1999.

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

8. Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), that would have been effective January 1, 2000. In June 1999, the Financial Accounting Standards Board issued Statement No. 137, "Accounting for Derivatives Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" delaying the effective date for implementing FAS 133 to fiscal years beginning after June 15, 2000. While management is still in the process of determining the full effect FAS 133 will have on the Company's financial statements, management has determined that FAS 133 will increase the volatility of the Company's asset, liability and equity (comprehensive income) positions as the change in the fair market value of all financial instruments the Company uses for fuel hedging purposes will, upon adoption of FAS 133, be recorded in the Company's Statement of Financial Position (See Note 3). In addition, to the extent fuel hedges are ineffective due to pricing differentials resulting from the geographic dispersion of the Company's operations, income statement recognition of the ineffective portion of the hedge position will be required. Management does not anticipate that the final adoption of FAS 133 will have a material impact on the Company's consolidated financial statements.

Item 2.    Management's Narrative Analysis of the Results of Operations


          UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY
                          AND AFFILIATE COMPANIES
                           RESULTS OF OPERATIONS

Service Issues - The results of operations of Union Pacific Railroad Company (Registrant) together with its wholly-owned and majority-owned subsidiaries and certain affiliates (collectively, the Company or the Railroad), for the three and six months ended June 30, 1998 were adversely affected by congestion that began in the third quarter of 1997. However, service recovery efforts resulted in significant improvements in operating and financial results beginning in the latter half of 1998 and continuing into the first half of 1999.

           Three Months Ended June 30, 1999 Compared to June 30, 1998

Net Income - The Railroad reported net income of $206 million for the second quarter of 1999 compared to a 1998 net loss of $122 million. Increased earnings resulted primarily from improved operations and service levels and achieving benefits from the SP merger.

Operating Revenues - Operating revenues increased $174 million (8%) to $2,491 million in 1999, reflecting the Railroad's continued recovery from 1998 results. Second quarter 1999 results were adversely impacted by an estimated $40 million reduction in commodity revenue due to the impact on rail traffic of the implementation of the joint acquisition of Conrail, which primarily affected the Railroad's automotive and industrial traffic, and the Railroad's planned 10-day maintenance outage on its central corridor, which primarily affected energy traffic from the Powder River Basin (PRB). Commodity revenue increased 8% and carloads increased 6% as all commodity lines showed improvements over 1998. Average revenue per car (ARC) improved 2% over 1998 to $1,151.

      The following table summarizes the quarter-over-quarter change in rail commodity revenue (CR):

-------------------------------------------------------------------------------
Carloads in Thousands, Commodity Revenues in Millions of Dollars
             Three Months Ended June 30, 1999  Change vs.1998  % Change vs.1998
             --------------------------------  --------------  ----------------
                Cars     ARC         CR        Cars ARC   CR    Cars   ARC   CR
-------------------------------------------------------------------------------
Agricultural...  214   $1,536     $ 328         21  $23  $ 38   11%    2%   13%
Automotive.....  184    1,492       275         19   19    32   12     1    13
Chemicals......  233    1,701       395          7    9    12    3     1     3
Energy.........  448    1,188       533         21   45    45    5     4     9
Industrial.....  353    1,345       475         11  (17)    8    3    (1)    2
Intermodal.....  681      624       426         38   34    46    6     6    12
-------------------------------------------------------------------------------
Total..........2,113   $1,151    $2,432        117  $23  $181    6%    2%    8%
-------------------------------------------------------------------------------

Agricultural - Carloads increased 11%, leading to a commodity revenue gain of $38 million (13%) over 1998. Stronger exports and improved service levels resulted in volume increases in wheat (19%), corn (21%) and beverages (22%). ARC increased 2%, primarily the result of increased long-haul export moves and a price increase on wheat movements.

Automotive - Commodity revenues were up $32 million (13%), driven mainly by a 12% increase in carloadings. Strong domestic production and improvements in cycle times, partially offset by the impact on rail traffic of the implementation of the joint acquisition of Conrail, as well as the negative impact in the second quarter of 1998 of a strike against a major auto manufacturer, helped to drive a 13% improvement in finished vehicle volumes and a 10% improvement in parts volumes. ARC increased 1% per car due to a combination of product mix and price increases.

Chemicals - Carloadings and commodity revenue increased 3% over 1998. Improved service levels and recovery in demand drove increases in plastics, liquid and dry chemicals and phosphorous moves. These gains were partially offset by declines in soda ash caused by the adverse impact on demand resulting from the Asian currency crisis, lower sulfur moves resulting from a slow down in production in response to weak demand, and a decline in demand for fertilizers resulting from depressed demand for U.S. farm commodities. ARC improved 1% due to favorable product mix, reflecting traffic improvements in longer-haul plastics and fewer shorter-haul petroleum moves.

Energy - Carloads increased 5%, resulting in a $45 million increase in commodity revenue. ARC improved as a result of an increase in longer-haul PRB traffic, combined with a 4% increase in tons per car. Volumes increased as a result of longer trains and more trains per day out of the PRB and improved service from Colorado and Utah mines, offset by a planned 10-day maintenance outage in the central corridor in June 1999.

Industrial - Carloadings increased 3% and commodity revenue increased $8 million (2%) to $475 million. Volume increases resulted from stronger demand and improved cycle times. Traffic gains occurred in lumber, stone and cement due to strong construction demand. Recyclables grew due to new business. Gains were partially offset by decreased steel loadings due to higher imports of low-priced foreign steel, which reduced U.S. production, and lost volumes from a major steel producer who filed for bankruptcy. ARC declined 1% due to an unfavorable mix of long- and short-haul business.

Intermodal - Commodity revenue increased $46 million (12%) to $426 million and carloadings increased 6%. Results were positively affected by strong demand resulting from growth in imports from Asia, service improvements and a new premium service offering. These gains were partially offset by a decline in exports to Asia due to the Asian economic crisis. ARC increased 6% due to positive mix shifts (longer-haul shipments) and demand driven price increases.

Operating Expenses - Operating expenses decreased $380 million (16%) to $2,054 million in 1999. A large portion of the decrease relates to a $250 million expense in the second quarter of 1998 for the resolution of customer claims. Improvements in service and increased benefits from the SP merger helped reduce quarter-over-quarter operating expenses.

Salaries, wages and employee benefits - Labor expenses were $15 million (2%) lower than 1998, as higher rail volumes and wage inflation were more than offset by merger consolidation benefits and productivity improvements.

Equipment and other rents - Rent expense decreased $40 million (12%) versus 1998, due primarily to an improvement in cycle time, which decreased to 12.6 days in 1999 compared to 16.4 days in 1998, and lower prices for private tank cars, intermodal equipment and other leased equipment. Most of the price decrease was related to a more favorable mix of equipment, as well as lower rates resulting from deregulation of equipment rates. These improvements were partially offset by higher volume as carloads increased 6% quarter-over-quarter.

Depreciation - Depreciation expense grew by $8 million or 3% to $256 million due to the Railroad's capital spending in the last half of 1998 and first half of 1999, partially offset by lower overall depreciation rates for equipment and track assets resulting from the most recent periodic depreciation study required by the Surface Transportation Board of the U.S. Department of Transportation
(STB).

Fuel and utilities - Fuel and utilities expenses were down $11 million or 5% from 1998, reflecting lower fuel prices and improved consumption rates, which were partially offset by higher volume. An 8% increase in gross-ton miles quarter-over-quarter added volume-related fuel costs of $14 million versus 1998. Prices were down 7 cents per gallon to 56 cents, saving $23 million. The fuel consumption rate of 1.39 gallons per thousand gross-ton miles improved 2% from last year, lowering fuel costs by another $4 million. The Railroad hedged 69% of its second quarter fuel consumption in 1999, which increased fuel costs by less than a million dollars, or .1 cent per gallon. Expected fuel consumption for the remaining six months of 1999 is 64% hedged at an average of 55 cents per gallon (including taxes, transportation charges and regional pricing spreads).

Materials and supplies - Materials and supplies expense decreased $1 million (1%) from 1998. Lower material costs for roadway machines and work equipment and lower material freight charges more than offset an increase in locomotive repair material needed for units being removed from storage.

Casualty costs - Casualty costs declined $23 million (21%) from 1998, primarily due to the effect of lower than expected settlement costs. In addition, insurance costs and costs for repairs on cars from other railroads were lower quarter-over-quarter.

Other costs - Other costs decreased $298 million (58%) from 1998, reflecting a $250 million expense recorded in 1998 for the resolution of customer claims, lower state and local taxes (primarily sales and property taxes) and benefits resulting from the continuing integration of Southern Pacific operations.

Operating Income - Operating income increased $554 million to $437 million in 1999. Both periods included the impact of one-time merger-related costs for severance, relocation and training of employees ($13 million reduction in operating income in 1999 and $17 million reduction in operating income in 1998). The operating ratio for the second quarter of 1999 was 82.5%, 22.5 percentage points better than 1998's 105.0% operating ratio.

Non-Operating Items - Other income decreased $33 million (66%), reflecting the impact in the second quarter of 1998 of the sale of the SP headquarters building and an insurance recovery for 1997 flood damage. Interest expense increased $8 million, the result of higher average debt levels. Income taxes increased $185 million to a $93 million expense, reflecting higher income before income taxes, partially offset by settlements related to prior tax years.

            Six Months Ended June 30, 1999 Compared to June 30, 1998

Net Income - The Railroad operations reported net income of $355 million for the six months ended June 30, 1999 compared to a 1998 net loss of $154 million. Increased earnings resulted primarily from improved operations and service levels and achieving benefits from the SP merger.

Operating Revenues - Operating revenues increased $369 million (8%) to $4,970 million in 1999, reflecting the Railroad's continued recovery from 1998 results. 1999 revenues were adversely impacted by an estimated $40 million reduction in commodity revenue due to the impact on rail traffic of the implementation of the joint acquisition of Conrail, which primarily impacted automotive and industrial traffic, and the Railroad's planned 10-day maintenance outage on its central corridor, which primarily affected energy traffic from the PRB. Carloadings for the first six months of 1999 were 6% higher than 1998. Average revenue per car
(ARC) improved 2% over 1998 to $1,162.

      The following table summarizes the year-over-year change in rail commodity revenue (CR):

-------------------------------------------------------------------------------
Carloads in Thousands, Commodity Revenues in Millions of Dollars
             Six Months Ended June 30,1999   Change vs.1998    % Change vs.1998
             -----------------------------   --------------    ----------------
                  Cars     ARC        CR     Cars  ARC   CR    Cars   ARC    CR
-------------------------------------------------------------------------------
Agricultural.....  437   $1,544    $  675     43   $ 6  $ 70    11%    -%    12%
Automotive.......  354    1,492       528     30    31    55     9     2     12
Chemicals........  458    1,741       796      9    20    23     2     1      3
Energy...........  925    1,185     1,097     56    52   112     6     5     11
Industrial.......  680    1,359       924     24   (12)   24     4    (1)     3
Intermodal.......1,307      622       814     65    26    73     5     4     10
-------------------------------------------------------------------------------
Total............4,161   $1,162    $4,834    227   $24  $357     6%    2%     8%
-------------------------------------------------------------------------------

Agricultural - Carloads increased 11%, leading to a commodity revenue gain of $70 million (12%) over 1998. Stronger exports and improved service levels resulted in volume increases in wheat, corn and beverages. ARC remained flat as longer hauls in meals and oils and a price increase on wheat movements were offset by a shift in corn movements to shorter-haul Gulf Coast moves versus longer-haul Pacific Northwest moves.

Automotive - Commodity revenue was up $55 million (12%), driven mainly by a 9% increase in carloadings. Strong domestic production, and improvements in cycle times, partially offset by the impact on rail traffic of the implementation of the joint acquisition of Conrail, model changeovers and a plant shut down, as well as the negative impact in 1998 of a strike against a major auto manufacturer, resulted in year-over-year increases in both finished vehicle and parts volumes. ARC increased 2% per car due to a combination of product mix and price increases.

Chemicals - Carloadings and commodity revenue increased 2% and 3%, respectively, over 1998. Improved service levels and recovery in demand drove increases in plastics, liquid and dry chemicals and phosphorous moves. These gains were partially offset by declines in soda ash caused by the adverse impact on demand resulting from the Asian currency crisis, lower sulfur moves resulting from a slow down in production in response to weak demand, and a decline in demand for fertilizers resulting from depressed demand for U.S. farm commodities. ARC improved 1% due to favorable product mix, reflecting traffic improvements in longer-haul plastics and fewer shorter-haul petroleum and export sulfur moves.

Energy - Carloads increased 6%, resulting in a $112 million increase in commodity revenue. ARC also improved $52 per car (5%) year-over-year resulting from changes in traffic mix as longer-haul PRB traffic increased. Increases in the number of PRB trains per day, tons per car and average train length helped to improve 1999 PRB business versus 1998. PRB traffic was reduced during the Rail unit's planned 10-day maintenance outage in June 1999. Colorado and Utah volumes also increased due to improved service.

Industrial - Carloadings increased 4% and commodity revenue increased $24 million (3%) to $924 million. Volume increases resulted from stronger demand and improved cycle times. Traffic gains occurred in lumber, stone and cement due to strong construction demand, and recyclables grew due to new business. Gains were partially offset by decreased steel loadings due to higher imports of low-priced foreign steel, which reduced U.S. production, and lost volumes from a major steel producer who filed for bankruptcy. ARC declined 1% due to an unfavorable mix of long- and short-haul business.

Intermodal - Commodity revenue increased $73 million (10%) to $814 million and carloadings increased 5%. Results were affected positively by strong demand resulting from growth in imports from Asia, service improvements and a new premium service offering. These gains were partially offset by a decline in exports to Asia due to the Asian economic crisis. ARC increased 4% due to positive mix shifts (longer-haul shipments) and demand driven price increases.

Operating Expenses - Operating expenses decreased $496 million (11%) to $4,169 million in 1999. A large portion of the decrease relates to the impact of expense in 1998 for the resolution of customer claims. Improvements in service and increased benefits from the SP merger helped to drive the year-over-year decrease in operating expenses.

Salaries, wages and employee benefits - Labor expenses were $6 million higher than 1998, a result of higher volumes and wage inflation that were partially offset by merger consolidation benefits and productivity improvements.

Equipment and other rents - Rent expense decreased $85 million (12%) versus 1998, due primarily to improvements in cycle time and lower prices, partially offset by higher volume as carloads increased 6% year-over-year.

Depreciation - Depreciation expense grew by $20 million or 4% to $514 million, due to the Railroad's capital spending in the last half of 1998 and first half of 1999, partially offset by lower overall depreciation rates for equipment and track assets resulting from the most recent periodic depreciation study required by the STB. The Railroad spent over $2 billion on capital projects in 1998 and over $800 million on capital projects during the first six months of 1999.

Fuel and utilities - Fuel and utilities expenses were down $41 million or 10% from 1998, reflecting lower fuel prices and improved consumption rates, which were partially offset by higher volume. The Railroad hedged 70% of its fuel consumption for the first six months of 1999, which increased fuel costs by $19 million.

Materials and supplies - Materials and supplies expense remained unchanged from the first six months of 1998 at $266 million. Lower material costs for roadway machines and work equipment, lower material freight charges and higher credits received for parts rebuilt, offset an increase in locomotive repair material needed for units being removed from storage.

Casualty costs - Casualty costs declined $28 million (13%) from 1998, primarily due to the effect of lower than expected settlement costs. In addition, insurance costs and costs for repairs on cars from other railroads were lower year-over-year.

Other costs - Other costs decreased $368 million (45%) from 1998, reflecting the impact on 1998 results from expense for the resolution of customer claims, lower state and local taxes (primarily sales and property taxes) and benefits resulting from the continuing integration of Southern Pacific operations.

Operating Income - Operating income increased $865 million to $801 million in 1999. Both periods included the impact of one-time merger-related costs for severance, relocation and training of employees ($28 million reduction in operating income in 1999 and $46 million reduction in operating income in 1998). The operating ratio for the first six months of 1999 was 83.9%, 17.5 percentage points better than 1998's 101.4% operating ratio.

Non-Operating Items - Other income decreased $29 million (42%), reflecting the impact in the second quarter of 1998 of the sale of the SP headquarters building and an insurance recovery for 1997 flood damage. Interest expense increased $29 million, the result of higher average debt levels. Income taxes increased $298 million to a $175 million expense reflecting higher income before income taxes, partially offset by settlements related to prior years.

                               OTHER MATTERS

Commitments and Contingencies - There are various claims and lawsuits pending against the Company and certain of its subsidiaries. In addition, the Company and its subsidiaries are subject to various Federal, state and local environmental laws and are currently participating in the investigation and remediation of various sites. A discussion of certain claims, lawsuits, guarantees and contingencies is set forth in Note 7 to the Consolidated Financial Statements, which is incorporated herein by reference.

Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), that would be effective January 1, 2000. In June, 1999, the Financial Accounting Standards Board issued Statement No. 137, "Accounting for Derivatives Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" delaying the effective date for implementing FAS 133 to fiscal years beginning after June 15, 2000. While management is still in the process of determining the full effect FAS 133 will have on the Company's financial statements, management has determined that FAS 133 will increase the volatility of the Company's asset, liability and equity (comprehensive income) positions as the change in the fair market value of all financial instruments the Company uses for fuel hedging purposes will, upon adoption of FAS 133, be recorded in the Company's Statement of Financial Position (See Note 3). In addition, to the extent fuel hedges are ineffective due to pricing differentials resulting from the geographic dispersion of the Company's operations, income statement recognition of the ineffective portion of the hedge position will be required. Management does not anticipate that the final adoption of FAS 133 will have a material impact on the Company's consolidated financial statements.

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

Client Server Systems - All critical client server systems have been converted, tested, and deemed to be Y2K compliant as of December 31, 1998. The non-critical client server systems were deemed to be Y2K compliant as of June 30, 1999.

User Department Developed Systems - These systems consist of both mainframe and PC-based systems developed by internal user departments. All of the systems were deemed to be Y2K compliant as of June 30, 1999.

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

Electronic Commerce Systems - These systems consist of all electronic exchanges of information with customers, vendors, other railroads and financial institutions. The railroad industry has agreed on a standard 4-digit year for all electronic data interchange (EDI). The Railroad can now transmit and receive the new EDI standard that involves a 4-digit year. The Company is conducting additional Y2K testing with customers and trading partners using current and older versions of EDI transactions in 1999.

     In an effort to ensure that interfacing systems will operate successfully in the year 2000 the Company is conducting integrated testing of individual systems already deemed to be Y2K compliant. Although the formal testing period is scheduled to be completed in September 1999, additional verification testing will continue through December 1999.

     For each of these initiatives, seven major categories of events have been identified for contingency plans. These categories are (1) key data - integrity/loss, (2) critical software, (3) critical hardware, (4) communications, (5) critical supplies and suppliers, (6) facilities, and (7) key personnel. The contingency plans also include a Y2K command center that will be staffed 24 hours a day in the fourth quarter of 1999 and continuing into early 2000 for any problems that might occur due to Y2K. The staff will be composed of technical experts to fix or advise what to fix if systems fail and knowledgeable representatives from each business unit. Contingency plans continue to be developed and will be refined and adjusted throughout 1999.

     As of June 30, 1999, 100% of the Company's systems have been converted, tested, and deemed to be Y2K compliant. Costs to convert the Company's systems are expensed as incurred. As of June 30, 1999, more than 90% of the costs of the Y2K project, estimated to be $46 million (pre-tax) in total, have been expensed. Although the Company believes its systems will be successfully modified, failure by it, or by those from whom the Company purchases equipment, or by other entities with whom the Company exchanges data, or on whom it relies for data, to successfully modify their systems, could materially impact operations and financial results in the year 2000.

                           CAUTIONARY INFORMATION

Certain information included in this report contains, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain or will contain, forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Such forward-looking information may include, without limitation, statements that the Company does not expect that claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or other matters will have a material adverse effect on its consolidated financial condition, results of operations or liquidity and other similar expressions concerning matters that are not historical facts, and projections or predictions as to the Company's financial or operational results. Such forward-looking information is or will be based on information available at that time, and is or will be subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to, whether the Company is fully successful in implementing its financial and operational initiatives; regaining its customers who switched to alternative transportation arrangements during the service crisis; industry competition and performance, and legislative and/or regulatory developments; natural events such as severe weather, floods and earthquakes; the effects of adverse general economic conditions; changes in fuel prices; labor stoppages; the impact of year 2000 systems problems; the outcome of shipper claims related to congestion; and claims arising from environmental investigations or proceedings and other types of claims and litigation. The Company assumes no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The discussion of certain legal proceedings affecting the Registrant and/or certain of its subsidiaries set forth in Note 7 to the Consolidated Financial Statements included in Item 1 of Part I of this Report is incorporated herein by reference. In addition to those matters, the following proceedings, or developments in proceedings presently pending, arose or occurred during the second quarter of 1999.

Bottleneck Proceedings - As reported in the Railroad's Annual Report on Form 10-K for the year ended December 31, 1998 and Quarterly Report on Form 10-Q for the quarter period ended March 31, 1999, the U.S. Court of Appeals for the Eighth Circuit entered an order on February 10, 1999 affirming a prior decision by the STB. The STB decision generally reaffirmed its existing position regarding the obligation of rail carriers to provide rates for bottleneck segments (lines of railroad that are served by a single railroad between a junction and an exclusively-served shipper facility), and dismissed two complaint proceedings filed by shippers challenging a class rate for the movement of coal to which UPRR and a predecessor were parties. On April 23, 1999 the Eighth Circuit denied a petition for rehearing filed by two of the shippers involved in the complaint proceeding. On July 19, 1999 the Western Coal Traffic League filed a petition for a writ of certiorari in the United States Supreme Court.

Environmental Matters - As reported in the Railroad's 1998 10-K, the Railroad was named as a defendant in a criminal misdemeanor action brought by the State of California, and both the California Department of Fish and Game and the United States Environmental Protection Agency (USEPA) were seeking penalties, as the result of a diesel fuel spill at Norden, California in February 1997. In the second quarter, the Railroad settled the cases with the State of California by payment of $180,000. The Railroad and the USEPA have reached an agreement in principle to settle that case for payment of $125,000, subject to the USEPA's customary public comment procedures.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                  12(a)   -  Computation of Ratio of Earnings to Fixed Charges
                             for the Three Months Ended June 30, 1999
                  12(b)   -  Computation of Ratio of Earnings to Fixed Charges
                             for the Six Months Ended June 30, 1999
                  27      -  Financial data schedule.

         (b)  Reports on Form 8-K

              On April 22, 1999, the Registrant filed a Current Report on Form 8-K announcing UPC's financial results for the first quarter of 1999.


        SIGNATURE


                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:     August 13, 1999


                                         UNION PACIFIC RAILROAD COMPANY
                                         (Registrant)


                                          By  /S/ James R. Young
                                          ----------------------
                                              James R. Young
                                              Senior Vice President-Finance
                                              (Chief Accounting Officer
                                              and Duly Authorized Officer)


                                          By  /s/ Richard J. Putz
                                          -----------------------
                                              Richard J. Putz
                                              Assistant Vice President and
                                              Controller
                                              (Duly Authorized Officer)



        EXHIBIT INDEX


          UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY
                           AND AFFILIATE COMPANIES
                                 EXHIBIT INDEX



    Exhibit No.      Description of Exhibits Filed with this Statement

       12(a) Computation of Ratio of Earnings to Fixed Charges for the Three Months Ended June 30, 1999

       12(b) Computation of Ratio of Earnings to Fixed Charges for the Six Months Ended June 30, 1999

        27           Financial Data Schedule