Form 10-Q
period 1999-09-30
UNION PACIFIC RAILROAD CO/DE
filed 1999-11-12
CIK 92259

FORM 10-Q

                                      UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                  EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

YES       X    NO   ____

As of October 29, 1999, the Registrant had outstanding 7,130 shares of Common Stock, $10 par value, and 620 shares of Class A Stock, $10 par value.

        THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                             UNION PACIFIC RAILROAD COMPANY
                                          INDEX



                             PART I.  FINANCIAL INFORMATION



                                                                     Page Number
Item 1: Consolidated Financial Statements:
        STATEMENT OF CONSOLIDATED INCOME
           For the Three Months Ended September 30, 1999 and 1998......     1

        STATEMENT OF CONSOLIDATED INCOME
           For the Nine Months Ended September 30, 1999 and 1998.......     2

        STATEMENT OF CONSOLIDATED FINANCIAL POSITION
           At September 30, 1999 and December 31, 1998.................     3

        STATEMENT OF CONSOLIDATED CASH FLOWS
           For the Nine Months Ended September 30, 1999 and 1998.......     4

        STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
           For the Nine Months Ended September 30, 1999................     5

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.....................    6-10


Item 2: Management's Narrative Analysis of the Results of Operations...   11-16




                               PART II.  OTHER INFORMATION


Item 1: Legal Proceedings...............................................  16-17

Item 6: Exhibits and Reports on Form 8-K................................    17

Signatures..............................................................    18

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

-------------------------------------------------------------------------------
Statement of Consolidated Income (Unaudited)
Union Pacific Railroad Company and Consolidated Subsidiary
and Affiliate Companies
For the Three Months Ended September 30, 1999 and 1998
-------------------------------------------------------------------------------
                      Millions of Dollars, Except Ratios          1999     1998
-------------------------------------------------------------------------------
Operating Revenues    Rail..................................... $2,606   $2,360
                     ----------------------------------------------------------
Operating Expenses    Salaries, wages and employee benefits....    915      898
                      Equipment and other rents................    315      324
                      Depreciation.............................    259      251
                      Fuel and utilities (Note 3)..............    199      191
                      Materials and supplies...................    135      130
                      Casualty costs...........................     70      104
                      Other costs (Note 7).....................    198      237
                     ----------------------------------------------------------
                      Total....................................  2,091    2,135
                     ----------------------------------------------------------
Income                Operating Income.........................    515      225
                      Other income (Note 5)....................     23       45
                      Interest expense.........................   (158)    (162)
                     ----------------------------------------------------------
                      Income before Income Taxes...............    380      108
                      Income taxes.............................   (146)     (41)
                     ----------------------------------------------------------
                      Net Income............................... $  234   $   67
                     ----------------------------------------------------------
                      Ratio of Earnings to Fixed
                          Charges (Note 6).....................    2.8      1.5

         The accompanying notes to the financial statements are an integral part of these statements.

-------------------------------------------------------------------------------
Statement of Consolidated Income (Unaudited)
Union Pacific Railroad Company and Consolidated Subsidiary
and Affiliate Companies
For the Nine Months Ended September 30, 1999 and 1998
-------------------------------------------------------------------------------
                      Millions of Dollars, Except Ratios          1999     1998
-------------------------------------------------------------------------------
Operating Revenues    Rail..................................... $7,576   $6,961
                     ----------------------------------------------------------

Operating Expenses    Salaries, wages and employee benefits..... 2,694    2,671
                      Equipment and other rents................    930    1,024
                      Depreciation.............................    773      745
                      Fuel and utilities (Note 3)..............    567      600
                      Materials and supplies...................    401      396
                      Casualty costs...........................    254      316
                      Other costs (Note 7).....................    641    1,048
                     ----------------------------------------------------------
                      Total....................................  6,260    6,800
                     ----------------------------------------------------------
Income                Operating Income.........................  1,316      161
                      Other income (Note 5)....................     63      113
                      Interest expense.........................   (469)    (443)
                     ----------------------------------------------------------
                      Income (Loss) before Income Taxes........    910     (169)
                      Income taxes.............................   (321)      82
                     ----------------------------------------------------------
                      Net Income (Loss)........................ $  589   $  (87)
                     ----------------------------------------------------------
                      Ratio of Earnings to Fixed
                          Charges (Note 6).....................    2.4      0.7

         The accompanying notes to the financial statements are an integral part of these statements.

-------------------------------------------------------------------------------
Statement of Consolidated Financial Position (Unaudited)
Union Pacific Railroad Company and Consolidated Subsidiary
and Affiliate Companies
-------------------------------------------------------------------------------
                                                              Sep. 30,   Dec.31,
                      Millions of Dollars                         1999     1998
-------------------------------------------------------------------------------
Assets

Current Assets        Cash and temporary investments.......... $    53  $    35
                      Accounts receivable (Note 3)............     454      494
                      Inventories.............................     328      337
                      Current deferred tax asset..............      41      130
                      Other current assets....................      98       85
                      ---------------------------------------------------------
                      Total...................................     974    1,081
                      ---------------------------------------------------------
Investments (Note 2)  Investments in and advances to
                        affiliated companies..................     650      520
                      Other investments.......................     125      171
                      ---------------------------------------------------------
                      Total...................................     775      691
                      ---------------------------------------------------------
Properties            Cost....................................  33,305   32,334
                      Accumulated depreciation................  (6,366)  (5,871)
                      ---------------------------------------------------------
                      Net.....................................  26,939   26,463
                      ---------------------------------------------------------
Other                 Other assets............................     176      122
                      ---------------------------------------------------------
                      Total Assets............................ $28,864  $28,357
-------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current Liabilities   Accounts payable........................ $   503  $   493
                      Accrued wages and vacation payable......     431      380
                      Accrued casualty costs..................     351      364
                      Income and other taxes payable..........     276      297
                      Debt due within one year................     203      178
                      Interest payable........................      93      110
                      Other current liabilities (Note 2)......     589      730
                      ---------------------------------------------------------
                      Total...................................   2,446    2,552
                      ---------------------------------------------------------
Other Liabilities and Intercompany borrowing from UPC.........   5,401    5,368
Stockholders' Equity  Third-party debt due after one year.....   2,479    2,606
                      Deferred income taxes...................   7,126    6,759
                      Accrued casualty costs..................     974      928
                      Retiree benefit obligations.............     765      737
                      Other long-term liabilities
                        (Notes 2 and 7).......................     609      781
                      Redeemable preference shares............      26       27
                      Common  stockholders' equity (Page 5)...   9,038    8,599
                      ---------------------------------------------------------
                      Total Liabilities and
                        Stockholders' Equity.................. $28,864  $28,357

         The accompanying notes to the financial statements are an integral part of these statements.

-------------------------------------------------------------------------------
Statement of Consolidated Cash Flows (Unaudited)
Union Pacific Railroad Company and Consolidated Subsidiary
and Affiliate Companies
For the Nine Months Ended September 30, 1999 and 1998
-------------------------------------------------------------------------------
                      Millions of Dollars                         1999     1998

Cash from Operations  Net Income (Loss)....................... $   589  $   (87)
                      Non-cash charges to income:
                          Depreciation........................     773      745
                          Deferred income taxes...............     456      (83)
                          Other - net.........................    (315)    (234)
                      Changes in current assets and
                         liabilities..........................      19     (135)
                     ----------------------------------------------------------
                      Cash Provided by Operations.............   1,522      206
                     ----------------------------------------------------------
Investing Activities  Capital investments.....................  (1,317)  (1,753)
                      Other - net (Note 2)....................      39       88
                     ----------------------------------------------------------
                      Cash Used in Investing Activities.......  (1,278)  (1,665)
                     ----------------------------------------------------------
Equity and Financing  Debt repaid ............................    (143)    (245)
Activities            Net financings..........................      34      380
                      Dividends paid to parent................    (150)    (270)
                      Advances from affiliated companies-net..      33    1,585
                     ----------------------------------------------------------
                      Cash Provided by (Used in) Equity
                        and Financing Activities..............    (226)   1,450
                     ----------------------------------------------------------
                      Net Change in Cash and
                        Temporary Investments.................      18       (9)
                      Cash at Beginning of Period.............      35       50
                     ----------------------------------------------------------
                      Cash at End of Period................... $    53  $    41
-------------------------------------------------------------------------------
Change in Current     Accounts receivable..................... $    40  $    64
Assets and Liabilities    Inventories.........................       9      (19)
                      Other current assets....................      76       52
                      Accounts, wages and vacation payable....      61     (152)
                      Debt due within one year................      25      (54)
                      Other current liabilities...............    (192)     (26)
                     ----------------------------------------------------------
                      Total................................... $    19  $  (135)

         The accompanying notes to the financial statements are an integral part of these statements.

-------------------------------------------------------------------------------
Statement of Changes in Common Stockholders' Equity (Unaudited)
Union Pacific Railroad and Consolidated Subsidiary and Affiliate Companies
For the Nine Months Ended September 30, 1999
-------------------------------------------------------------------------------
                    Millions of Dollars

Common Stock        Common stock, $10.00 par value
(Note 4)                (authorized 9,200 shares) balance at beginning and
                        end of period (4,465 shares issued)..............$    -
                    -----------------------------------------------------------
Class A Stock       Class A Stock, $10.00 par value (authorized 800 shares)
(Note 4)                balance at beginning and end of period
                        (388 shares issued)..............................     -
                    -----------------------------------------------------------
Paid-in Surplus     Balance at beginning and end of period............... 4,782
                    -----------------------------------------------------------
Retained Earnings   Balance at beginning of period....................... 3,817
                    Net Income...........................................   589
                    Dividends declared...................................  (150)
                    -----------------------------------------------------------
                    Balance at end of period............................. 4,256
                    -----------------------------------------------------------
                    Total Common Stockholders' Equity....................$9,038

         The accompanying notes to the financial statements are an integral part of these statements.

           UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY
                             AND AFFILIATE COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1. Responsibilities for Financial Statements - Union Pacific Railroad Company (the Registrant), a Class I railroad incorporated in Delaware and a wholly owned subsidiary of Union Pacific Corporation (the Corporation or UPC), together with a number of wholly owned and majority-owned subsidiaries, certain affiliates and various minority-owned terminal and bridge companies (collectively, the Company or Railroad), operates various railroad and railroad-related businesses. The Company's rail operations include for all periods the operations of Union Pacific Railroad Company, a Utah corporation and predecessor to the Registrant (UPRR), and the rail operating subsidiaries of Southern Pacific Rail Corporation (Southern Pacific or SP) (Note 4). The consolidated financial statements of the Company are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results for the year ending December 31, 1999. Certain 1998 amounts have been reclassified to conform to the 1999 financial statement presentation.

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

        To date the Company has severed 2,900 employees and relocated 4,500 employees due to merger implementation activities. The Company recognized a $958 million pre-tax merger liability as part of the SP purchase price allocation for costs associated with SP's portion of these activities. In addition, the Railroad expects to incur $110 million in pre-tax acquisition-related costs for severing or relocating UPRR employees, disposing of certain UPRR facilities, training and equipment upgrading over the remainder of the merger implementation period. Earnings for the three months ended September 30, 1999 and 1998 included $13 million and $7 million after-tax, respectively, and for the nine months ended September 30, 1999 and 1998 included $30 million and $36 million after-tax, respectively, for acquisition-related costs for UPRR consolidation activities.

        The components of the merger liability as of September 30, 1999 were as follows:

    ---------------------------------------------------------------------------
                                                  Original  Cumulative  Current
    Millions of Dollars                            Reserve   Activity   Reserve
    ---------------------------------------------------------------------------
    Contractual obligations........................   $361      $361     $  -
    Severance costs................................    343       264       79
    Contract cancellation fees and facility
      and line closure costs.......................    145       126       19
    Relocation costs...............................    109        89       20
    ---------------------------------------------------------------------------
    Total..........................................   $958      $840     $118
    ---------------------------------------------------------------------------


    Merger Liabilities - Merger liability activity reflects cash payments for merger consolidation activities and reclassification of contractual obligations from merger liabilities to contractual liabilities. The Company expects that the remaining merger payments will be made over the course of the next two years as labor negotiations are completed and implemented and related merger consolidation activities are finalized.

    Mexican Railway Concession - During 1997, the Company and a consortium of partners were granted a 50-year concession to operate the Pacific-North and Chihuahua Pacific lines in Mexico and a 25% stake in the Mexico City Terminal Company at a price of $525 million. The consortium assumed operational control of both lines in 1998. In March 1999, the Company purchased an additional 13% ownership interest for $87 million from one of its partners. The Company now holds a 26% ownership share in the consortium. The investment is accounted for under the equity method.

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

    Credit  Risk  -  The  total  credit  risk   associated  with  the  Company's
    counterparties was $62 million at September 30, 1999.

    Valuation - The fair market values of the Company's derivative financial instrument positions at September 30, 1999 and December 31, 1998 were determined based upon current fair market values as quoted by recognized dealers or developed based upon the present value of future cash flows discounted at the applicable U.S. treasury rate and swap spread.

        The following is a summary of the Company's financial instruments at September 30, 1999 and December 31, 1998:

    ---------------------------------------------------------------------------
    Millions of Dollars                              September 30,  December 31,
    Except Percentages and Average Commodity Prices          1999          1998
    ---------------------------------------------------------------------------
    Rail Fuel Hedging:
        Fuel purchases hedged for 1999.................    $  86         $ 343
        Percentage of forecasted 1999 fuel
           consumption hedged..........................       67%           64%
        Average price of 1999 hedges outstanding
           (per gallon)  [a]...........................    $0.41         $0.41
        Fuel purchases hedged for 2000 [b].............     $ 50             -
        Percentage of forecasted 2000 fuel
           consumption hedged [b]......................       10%            -
        Average price of 2000 hedges outstanding
           (per gallon)  [a] [b].......................    $0.40             -
       -----------------------------------------------------------------------

     [a] Excludes taxes and transportation costs.
     [b] Excludes written options held by counterparties which are not expected to be exercised as of September 30, 1999.

        The asset and liability positions of the Company's outstanding financial instruments at September 30, 1999 and December 31, 1998 are as follows:

    ---------------------------------------------------------------------------
                                                     September 30,  December 31,
    Millions of Dollars                                       1999          1998
    ---------------------------------------------------------------------------
    Rail Fuel Hedging:
        Gross fair market asset position..............         $62         $  -
        Gross fair market (liability) position........           -          (49)
    ---------------------------------------------------------------------------
    Total asset (liability) position..................         $62         $(49)
    ---------------------------------------------------------------------------

        The Company's use of financial instruments had the following impact on pre-tax income for the three and nine months ended September 30, 1999 and 1998:

    ---------------------------------------------------------------------------
                                           Three Months Ended Nine Months Ended
                                         --------------------------------------
                                               September 30,      September 30,
                                         --------------------------------------
    Millions of Dollars                       1999     1998     1999      1998
    ---------------------------------------------------------------------------
    Increase (decrease) in fuel expense....   $(26)     $25     $(7)       $59
    ---------------------------------------------------------------------------

    Sale of Receivables - The Railroad has sold, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to third parties through a bankruptcy-remote subsidiary (the Subsidiary). The Subsidiary is collateralized by a $66 million note from the Registrant. The amount of receivables sold fluctuates based upon the availability of the designated pool of receivables and is directly affected by changing business volumes and credit risks. At September 30, 1999 and December 31, 1998, accounts receivable are presented net of $576 million and $580 million, respectively, of receivables sold.

4. Capital Stock - The number of shares shown in the Common Stock section of the Statement of Changes in Common Stockholders' Equity on page 5 excludes 2,665 shares of Common Stock and 232 shares of Class A Stock owned by Southern Pacific Rail Corporation, an affiliate of the Registrant, whose results are included in the consolidated financial statements.

5. Other Income - Other income included the following for the three months and nine months ended September 30, 1999 and 1998:

    ------------------------------------------ --------------------------------
    Millions of Dollars                        Three Months Ended September 30,
                                               --------------------------------
                                                         1999            1998
    ----------------------------------------------------------- ---------------
    Net gain on asset dispositions..................     $ 17             $18
    Rental income...................................       15              13
    Interest income.................................        1               6
    Other - net.....................................      (10)              8
    ----------------------------------------------------------- ---------------
    Total...........................................     $ 23             $45
    ----------------------------------------------------------- ---------------


    ---------------------------------------------------------------------------
    Millions of Dollars                        Nine Months Ended September 30,
                                               --------------------------------
                                                         1999            1998
    ----------------------------------------------------------- ---------------
    Net gain on asset dispositions..................     $ 35             $61
    Rental income...................................       40              36
    Interest income.................................        5              13
    Other - net.....................................      (17)              3
    --------------------------------------------------- ------- ---------------
    Total...........................................     $ 63            $113
    --------------------------------------------------- ------- ---------------


6. Ratio of Earnings to Fixed Charges - The ratio of earnings to fixed charges has been computed on a consolidated basis. Earnings represent net income
    (loss) less equity in undistributed earnings of unconsolidated affiliates, plus income taxes and fixed charges. Fixed charges represent interest, amortization of debt discount and the estimated interest portion of rental charges. For the nine months ended September 30, 1998, fixed charges exceeded earnings by approximately $199 million.

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

8. Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), that would have been effective January 1, 2000. In June 1999, the Financial Accounting Standards Board issued Statement No. 137, "Accounting for Derivatives Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" delaying the effective date for implementing FAS 133 to fiscal years beginning after June 15, 2000. While management is still in the process of determining the full effect FAS 133 will have on the Company's financial statements, management has determined that FAS 133 will increase the volatility of the Company's asset, liability and equity (comprehensive income) positions as the change in the fair market value of all financial instruments the Company uses for fuel hedging purposes will, upon adoption of FAS 133, be recorded in the Company's Statement of Financial Position (Note 3). In addition, to the extent fuel hedges are ineffective due to pricing differentials resulting from the geographic dispersion of the Company's operations, income statement recognition of the ineffective portion of the hedge position will be required. Management does not anticipate that the final adoption of FAS 133 will have a material impact on the Company's consolidated financial statements.

Item 2. Management's Narrative Analysis of the Results of Operations

           UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY
                             AND AFFILIATE COMPANIES
                              RESULTS OF OPERATIONS

           Three and Nine Months Ended September 30, 1999 Compared to
                 Three and Nine Months ended September 30, 1998

Union Pacific Railroad Company (the Registrant), a Class I railroad incorporated in Delaware and a wholly owned subsidiary of Union Pacific Corporation (the Corporation or UPC), together with a number of wholly owned and majority-owned subsidiaries, certain affiliates and various minority-owned terminal and bridge companies (collectively, the Company or Railroad), operates various railroad and railroad-related businesses.

Net Income - The Railroad reported net income of $234 million and $589 million for the three months and nine months ended September 30, 1999, respectively, compared to net income of $67 million for the third quarter of 1998 and a net loss of $87 million for the 1998 nine month period. The increase of both the three and nine month periods resulted primarily from improved operations and service levels, increased revenues in all commodity lines and lower operating costs.

Operating Revenues - Operating revenues increased $246 million (10%) to $2,606 million and $615 million (9%) to $7,576 million for the quarter and nine months ended September 30, 1999, respectively, over the comparable periods in 1998. Revenue carloads increased 9% and 7% for the three and nine month periods ended September 30, 1999, respectively, over the comparable periods in 1998. 1999 commodity revenues, primarily automotive and industrial, were adversely influenced due to the impact on rail traffic of the implementation of the joint acquisition of Conrail.

     The following table summarizes rail commodity revenue, revenue carloads and average revenue per car for the periods indicated:

---------- ---------- --- ---------------------- ------------------- ----------
    Three Months Ended                                       Nine Months Ended
       September 30,           Commodity Revenue               September 30,
----------------------                                       -------------------
  1999      1998   % Change   In Millions of Dollars   1999      1998   % Change
                                      Dollars
 --------- ---------- --- ---------------------- --------- --------- ----------
$  367    $  333    +   10%   Agricultural            $1,042    $  938  +   11%
   239       204    +   17    Automotive                 767       676  +   13
   398       384    +    4    Chemicals                1,195     1,158  +    3
   560       516    +    9    Energy                   1,656     1,501  +   10
   492       455    +    8    Industrial Products      1,416     1,354  +    5
   459       385    +   19    Intermodal               1,273     1,126  +   13
---------- ---- ----- --- ---------------------- --------- --------- -- -------
$2,515    $2,277    +   10%   Total                   $7,349    $6,753  +    9%
------------ --------- ---- ----- --- ---------------------- --------- --------



 --------- ---------- --- ---------------------- --------- --------- ----------
                              Revenue Carloads
                              In Thousands
 --------- ---------- --- ---------------------- --------- --------- ----------
   233       212    +   10%   Agriculture                670       605  +   11%
   167       140    +   19    Automotive                 521       464  +   12
   238       232    +    3    Chemicals                  696       681  +    2
   478       449    +    6    Energy                   1,403     1,319  +    6
   365       349    +    5    Industrial Products      1,045     1,005  +    4
   719       640    +   12    Intermodal               2,026     1,882  +    8
------------ --------- ---- ----- --- ---------------------- --------- ---------
 2,200     2,022    +    9%   Total                    6,361     5,956  +    7%
 --------- ---- ----- --- ---------------------- --------- --------- -- -------

-------------------------------------------------------------------------------
                              Average  Revenue  per
                              Car
------------ --------- ---------- --- -------------------- --------- ----------
$1,576    $1,574         -%   Agriculture             $1,555    $1,550       -%
 1,430     1,450    -    1    Automotive               1,472     1,458  +    1
 1,673     1,658    +    1    Chemicals                1,717     1,699  +    1
 1,172     1,148    +    2    Energy                   1,181     1,138  +    4
 1,350     1,303    +    4    Industrial Products      1,356     1,348  +    1
   638       602    +    6    Intermodal                 628       598  +    5
----------- --------- ---- ----- --- ---------------------- --------- ---------
$1,144    $1,126    +    2%   Total                   $1,155    $1,134  +    2%
------------ --------- ---- ----- --- ---------------------- --------- --------

Agricultural - Agricultural revenue increased for both the three and nine month periods over the comparable periods in 1998, primarily due to stronger exports and improved service levels, which resulted in increases in wheat, corn and beverages.

Automotive - Automotive revenue increased for both the three and nine month periods over the comparable periods in 1998, due to increased carloads caused by strong domestic production, improvements in cycle times, price increases, and the negative impact in 1998 of a strike against a major auto manufacturer. These gains were partially offset by the negative impact on rail traffic of the implementation of the joint acquisition of Conrail.

Chemical - Chemical revenue increased for both the three and nine month periods over the comparable periods in 1998, due to improved service levels and recovery in demand for plastics, liquid and dry chemical and phosphorous, which increased carloads. These gains were partially offset by declines in soda ash and a decline in demand for fertilizers. Average revenue per car improved due to increased longer-haul plastics shipments and fewer shorter-haul petroleum and export sulfur moves.

Energy - Energy revenue increased for both the three and nine month periods over the comparable periods in 1998 due to increases in the number of Powder River Basin trains per day, tons per car and average train length. Powder River Basin traffic was reduced during the Rail unit's planned 10-day maintenance outage in June 1999. Colorado and Utah volumes also increased due to improved service. Average revenue per car increased resulting from changes in traffic mix as longer-haul Powder River Basin traffic increased.

Industrial Products - Industrial Products revenue increased for both the three and nine month periods over the comparable periods in 1998 due to stronger demand and improved cycle times. Carloads increased in lumber, stone and cement due to strong construction demand, and recyclables grew due to new business. Gains were partially offset by decreased steel loadings due to higher imports of lower-priced foreign steel and lost volumes from a major steel producer who filed for bankruptcy. Average revenue per car increased due to a combination of price increases and product mix changes.

Intermodal - Intermodal revenue increased for both the three and nine month periods over the comparable periods in 1998 due to increased carloads, and increased average revenue per car. Carloads improved due to strong demand from growth in imports from Asia, service improvements and a new premium service offering. These gains were partially offset by a decline in exports to Asia due to the Asian economic crisis. Average revenue per car increased due to positive mix shifts and demand-driven price increases.

Operating Expenses - Operating expenses decreased $44 million (2%) and $540 million (8%) for the quarter and nine months ended September 30, 1999, respectively.

     Salaries, wages and employee benefit costs increased for the three and nine month periods ended September 30, 1999 over the comparable periods in 1998, due to one-time costs related to the Southern Pacific merger recorded in the third quarter of 1999 (see Note 2 to the Consolidated Financial Statements), higher rail volume and inflation, partially offset by improved productivity.

     Equipment and other rents expenses decreased $9 million (3%) and $94 million (9%) for the quarter and nine months ended September 30, 1999, respectively, due primarily to improvements in cycle time and lower prices, partially offset by higher volume.

     Fuel and utilities expenses were up $8 million (4%) and down $33 million (6%) for the quarter and nine months ended September 30, 1999, respectively. The quarterly increase was driven by higher volumes, while the year-to-date decrease reflects lower fuel prices and improved consumption rates, partially offset by higher volume. The Railroad hedged 68% and 69% of its fuel consumption for the three and nine months periods ended September 30, 1999, respectively, which decreased fuel costs by $26 million and $7 million, respectively. Expected fuel consumption for the remaining three months of 1999 is 67% hedged at an average of 41 cents per gallon (excluding taxes, transportation charges and regional pricing spreads).

     Casualty costs declined $34 million (33%) and $62 million (20%) for the quarter and nine months ended September 30, 1999, respectively, primarily due to the effect of lower than expected settlement costs. In addition, insurance costs and costs for repairs on cars from other railroads were lower year over year.

     Depreciation and materials and supplies both increased slightly for both the three and nine month periods ended September 30, 1999 over the comparable periods in 1998. The increase in depreciation expense reflects increased capital spending, while the increase in materials and supplies reflects higher rail volumes.

     Other costs decreased $39 million (16%) and $407 million (39%) for the three and nine month periods ended September 30, 1999, respectively, reflecting the impact on 1998 results from the resolution of customer claims, lower state and local taxes (primarily sales and property taxes) and benefits resulting from the continuing integration of Southern Pacific operations.

Operating Income - Operating income increased $290 million to $515 million and $1.2 billion to $1.3 billion for the quarter and nine months ended September 30, 1999, respectively. Both 1999 and 1998 included the impact of one-time costs related to the Southern Pacific merger for severance, relocation and training of employees. The operating ratio for the third quarter of 1999 was 80.2%, 10.3 percentage points better than 1998's 90.5% operating ratio. The operating ratio for the first nine months of 1999 was 82.6%, 15.1 percentage points better than 1998's 97.7% operating ratio.

Non-Operating Items - Other income decreased $22 million (49%) in the third quarter of 1999 over 1998 due to the impact in the third quarter of 1998 of a telecommunications contract buyout and the sale of a corporate aircraft. Other income decreased $50 million (44%) for the nine months ended September 30, 1999 over the comparable period in 1998, reflecting the additional impact of the sale of the SP headquarters building and an insurance recovery for 1997 flood damage recorded in the second quarter of 1998. Interest expense decreased $4 million (2%) in the third quarter of 1999 over the third quarter of 1998 due to lower average debt in the third quarter of 1999. Interest expense increased $26 million (6%) for the nine months ended September 30, 1999 over the comparable period in 1998 as a result of higher average debt levels year over year. Income taxes increased $105 million for the three month period and $403 million for the nine month period, respectively, reflecting higher income before income taxes.


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

Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), that would be effective January 1, 2000. In June, 1999, the Financial Accounting Standards Board issued Statement No. 137, "Accounting for Derivatives Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" delaying the effective date for implementing FAS 133 to fiscal years beginning after June 15, 2000. While management is still in the process of determining the full effect FAS 133 will have on the Company's financial statements, management has determined that FAS 133 will increase the volatility of the Company's asset, liability and equity (comprehensive income) positions as the change in the fair market value of all financial instruments the Company uses for fuel hedging purposes will, upon adoption of FAS 133, be recorded in the Company's Statement of Financial Position (see Note 3 to the Consolidated Financial Statements). In addition, to the extent fuel hedges are ineffective due to pricing differentials resulting from the geographic dispersion of the Company's operations, income statement recognition of the ineffective portion of the hedge position will be required. Management does not anticipate that the final adoption of FAS 133 will have a material impact on the Company's consolidated financial statements.

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

     The Company's Y2K Project is divided into five major initiatives as follows:

Mainframe Systems - These systems have been converted, tested and deemed to be Y2K compliant as of December 31, 1998. Periodic audits are planned during the remainder of 1999 to ensure these systems remain Y2K compliant.

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

     In an effort to ensure that interfacing systems will operate successfully in the year 2000 the Company is conducting integrated testing of individual systems already deemed to be Y2K compliant. Although the formal testing is complete, additional verification testing will continue through December 1999.

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

     As of June 30, 1999, 100% of the Company's systems have been converted, tested, and deemed to be Y2K compliant. Costs to convert the Company's systems are expensed as incurred. As of September 30, 1999, more than 96% of the costs of the Y2K project, estimated to be $46 million (pre-tax) in total, have been expensed.

     Although the Company believes its systems will be successfully modified, failure by it, or by those from whom the Company purchases equipment, or by other entities with whom the Company exchanges data, or on whom it relies for data, to successfully modify their systems, could materially impact operations and financial results in the year 2000.


                             CAUTIONARY INFORMATION

Certain information included within this report is, and other information included within materials filed or to be filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company), are or will be forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. The forward-looking statements include, without limitation, statements concerning projections, predictions or expectations as to Union Pacific Railroad Company's and its subsidiaries' business, financial or operational results; future economic performance; management objectives; the outcome of claims; statements that the Company does not expect that claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or other matters will have a material adverse affect on the Company's consolidated financial position, results of operations or liquidity; and other similar expressions concerning matters that are not historical facts. Forward-looking information is based on information available at the time and/or management's good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to, whether the Company and its subsidiaries are fully successful in implementing their financial and operational initiatives; industry competition, conditions and performance; legislative and/or regulatory developments; natural events such as severe weather, floods and earthquakes; the effects of adverse general economic conditions; changes in fuel prices; labor stoppages; the impact of year 2000 systems problems; and the outcome of claims and litigation, including claims arising from environmental investigations or proceedings. The Company assumes no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The discussion of certain legal proceedings affecting the Registrant and/or certain of its subsidiaries set forth in Note 7 to the Consolidated Financial Statements included in Item 1 of Part I of this Report is incorporated herein by reference. In addition to those matters, the following proceedings, or developments in proceedings presently pending, arose or occurred during the third quarter of 1999.

Bottleneck Proceedings - As reported in the Railroad's Annual Report on Form 10-K for the year ended December 31, 1998 and Quarterly Report on Form 10-Q for the quarter period ended March 31, 1999, the U.S. Court of Appeals for the Eighth Circuit entered an order on February 10, 1999 affirming a prior decision by the STB. The STB decision generally reaffirmed its existing position regarding the obligation of rail carriers to provide rates for bottleneck segments (lines of railroad that are served by a single railroad between a junction and an exclusively-served shipper facility), and dismissed two complaint proceedings filed by shippers challenging a class rate for the movement of coal to which UPRR and a predecessor were parties. On April 23, 1999 the Eighth Circuit denied a petition for rehearing filed by two of the shippers involved in the complaint proceeding. On July 19, 1999 the Western Coal Traffic League filed a petition for a writ of certiorari in the United States Supreme Court. The Supreme Court denied the petition on October 18, 1999.

Environmental Matters - As reported in the Railroad's 1998 10-K, the District Attorney for San Bernardino County, California was investigating the Railroad's handling of several hazardous material spills in Barstow and West Colton, California. In the third quarter of 1999, the District Attorney and the Railroad agreed to a settlement, and on July 28, 1999 a stipulated judgement against the Railroad in the amount of $350,000 was entered by the San Bernadine Superior Court. The Railroad also agreed to pay certain costs of San Bernardino County associated with the incidents that were the subject of the investigation. These costs are estimated at $20,000, but may ultimately be more or less than such amount.

Other Matters - On August 29, 1997, an Amtrak train, operating on UPRR tracks struck a car at a crossbuck-protected crossing near Warrensburg, Missouri, injuring Kimberley R. Alcorn, a passenger in the car. Ms. Alcorn brought suit against UPRR and Amtrak in the Circuit Court of Jackson County, Missouri Division No. 10. On September 24, 1999, a jury found that Amtrak and UPRR were negligent in causing the accident. The jury awarded Ms. Alcorn approximately $40.3 million in compensatory damages, and, on September 29, 1999, found the Railroad and Amtrak liable for an additional $120 million in punitive damages. The defendants are pursuing multiple avenues of relief from the jury awards. The Railroad believes that the damage awards are not supported by the facts or the law, and that the trial court and/or the appellate courts will either grant a new trial or will substantially reduce the amount of damages. Under the terms of an existing agreement, Amtrak will continue to defend UPRR's interests in this litigation and UPRR believes that Amtrak and its insurers, under the terms of the agreement, will hold UPRR harmless from any final judgment.

Item 6.    Exhibits and Reports on Form 8-K

        (a)Exhibits

              12(a)   -  Computation of Ratio of Earnings to Fixed Charges for
                         the Three Months Ended  September  30, 1999.
              12(b)   -  Computation of Ratio of  Earnings to Fixed  Charges for
                         the Nine  Months  Ended September 30, 1999.
              27      -  Financial data schedule.

        (b)Reports on Form 8-K

           On July 23, 1999, the Registrant filed a Current Report on Form 8-K announcing UPC's financial results for the second quarter of 1999.

           On October 21, 1999, the Registrant filed a Current Report on Form 8-K announcing UPC's financial results for the third quarter of 1999.

                                       SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 12, 1999


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



       Exhibit Index




           UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY
                             AND AFFILIATE COMPANIES

                                  EXHIBIT INDEX



   Exhibit No.              Description of Exhibits Filed with this Statement

      12(a) Computation of Ratio of Earnings to Fixed Charges for the Three Months Ended September 30, 1999.

      12(b) Computation of Ratio of Earnings to Fixed Charges for the Nine Months Ended September 30, 1999.

       27                   Financial Data Schedule.