Form 10-K405
period 1999-12-31
UNION PACIFIC RAILROAD CO/DE
filed 2000-03-27
CIK 92259

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)
   [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                      OR
   [_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to ________

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

                                     68179
                                  (Zip Code)

                                (402) 271-5000
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                    Title of each Class                          Name of each exchange on which registered
                    -------------------                          -----------------------------------------
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

                          Yes    X      No  _____
                               -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ].
                               ---

None of the Registrant's voting stock is held by non-affiliates. The Registrant is a wholly owned subsidiary of Union Pacific Corporation.

As of February 29, 2000, the Registrant had outstanding 7,130 shares of Common Stock, $10 par value, and 620 shares of Class A Stock, $10 par value.

DOCUMENTS INCORPORATED BY REFERENCE:  None

                                    PART I
                                    ------

Item 1.  Business
         --------

Company

Union Pacific Railroad Company (the Registrant), a Class I railroad incorporated in Delaware and a wholly owned subsidiary of Union Pacific Corporation (the Corporation or UPC), together with a number of wholly owned and majority-owned subsidiaries, certain affiliates and various minority-owned companies (collectively, the Company or Railroad), operates various railroad and railroad-related businesses.

    The Company has over 33,000 route miles linking Pacific Coast and Gulf Coast ports to the Midwest and eastern U.S. gateways and providing several north/south corridors to key Mexican gateways. The Railroad serves the western two-thirds of the country and maintains coordinated schedules with other carriers for the handling of freight to and from the Atlantic Coast, the Pacific Coast, the Southeast, the Southwest, Canada and Mexico. Export and import traffic is moved through Gulf Coast and Pacific Coast ports and across the Mexican and (primarily through interline connections) Canadian borders.

Product Mix - In 1999, the Railroad had operating revenues of nearly $10.2 billion, approximately 97 percent of which were derived from rail freight operations. The percentages of revenue ton-miles (RTM) and rail commodity revenue for major commodities during 1999, 1998 and 1997 were as follows:

                                    1999                        1998                        1997
                           -----------------------     -----------------------     -----------------------
                                       Commodity                   Commodity                   Commodity
                              RTM       Revenue           RTM       Revenue           RTM       Revenue
                           -----------------------     -----------------------     -----------------------
Agriculture............       14.7%        14.4%          14.1%        14.4%          15.3%        14.8%
Automotive.............        3.2         10.6            3.1         10.3            3.4          9.8
Chemicals..............       11.3         16.2           11.4         16.9           12.1         17.7
Energy.................       40.0         22.0           40.1         22.0           36.1         19.7
Industrial.............       16.2         19.3           16.5         19.7           17.2         20.1
Intermodal.............       14.6         17.5           14.8         16.7           15.9         17.9
                           -----------------------     -----------------------     -----------------------
Total..................      100.0%       100.0%         100.0%       100.0%         100.0%       100.0%
                           -----------------------     -----------------------     -----------------------
Total (Billions).......      473.1       $  9.9          432.1       $  9.1          451.8       $  9.7
                           =======================     =======================     =======================

Competition - The Railroad is subject to price and service competition from other railroads, motor carriers and barge operators. The Company's main rail competitor is Burlington Northern Santa Fe Corporation. Its rail subsidiary, The Burlington Northern and Santa Fe Railway Company (BNSF), operates parallel routes in many of the Company's main traffic corridors. In addition, the Company's operations are conducted in corridors served by other competing railroads and by motor carriers. Motor carrier competition is particularly strong for intermodal traffic. Because of the proximity of the Railroad's routes to major inland and Gulf Coast waterways, barge competition can be particularly pronounced, especially for grain and bulk commodities.

Employees - Approximately 87 percent of the Railroad's 52,000 employees are represented by rail unions. During 1996, nearly the entire unionized workforce of the Union Pacific Railroad Company, a Utah corporation (UPRR) and predecessor to the Registrant, ratified five-year national agreements, which include a combination of general wage increases and lump-sum payments. In addition, the agreements provide for increased flexibility in work rules. Negotiations under the Railway Labor Act for a new national agreement for all crafts began in late 1999 and are in the initial stages. Under the conditions imposed by the Surface Transportation Board of the U.S. Department of Transportation (STB) in connection with the Corporation's acquisition of Southern Pacific Rail Corporation (SP or Southern Pacific), labor agreements between the Railroad and the unions representing SP employees must be negotiated before the UPRR and SP rail systems can be fully integrated. The Railroad has successfully reached agreements with the shopcraft, carmen, clerical and maintenance-of-way unions. By the end of 1999, negotiations with other operating crafts were nearly complete, with only one hub-and-spoke agreement (Los Angeles) left to implement in early 2000. The terms of ratified and pending labor agreements are not expected to have a material adverse effect on the Company's results of operations.

Acquisitions

Mexican Railway Concession - In 1999, the Company increased its investment in the Pacific-North and Chihuahua Pacific lines in Mexico. During 1997, the Company and a consortium of partners were granted a 50-year concession to operate the Pacific-North and Chihuahua Pacific lines and a 25% stake in the Mexico City Terminal Company at a price of $525 million. The consortium assumed operational control of both lines in 1998. In March 1999, the Company purchased an additional 13% ownership interest for $87 million from one of its partners. The Company now holds a 26% ownership share in the consortium and accounts for the investment under the equity method.

Southern Pacific - During 1999, the Company continued its integration of Southern Pacific's rail operations. This process is expected to be completed over the next 24 months (see Note 2 to the Consolidated Financial Statements on pages F-8 and F-9). The Corporation's investment in Southern Pacific has been pushed down to the Railroad. The acquisition of Southern Pacific has been accounted for using the purchase method and was fully consolidated into the Company's results beginning October 1996.

Other Information

Governmental Regulation - The Company's operations are currently subject to a variety of federal, state and local regulations. The most significant areas of regulation are described below. See also the discussion of certain regulatory proceedings in "Item 3. Legal Proceedings," which is incorporated herein by
                        -----------------
reference.

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

Environmental Regulation - The Railroad is subject to various environmental statutes and regulations, including the Resource Conservation and Recovery Act
(RCRA), the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), and the Clean Air Act (CAA).

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

    CERCLA imposes strict liability on the owners and operators of facilities in which hazardous waste and other hazardous substances are deposited or from which they are released or are likely to be released into the environment. It also imposes strict liability on the generators of such waste and the transporters of the waste who select the disposal or treatment sites. Liability may include cleanup costs incurred by third persons and damage to publicly owned natural resources. The Company is subject to potential liability under CERCLA as an owner or operator of facilities at which hazardous substances have been disposed of, or as a generator or a transporter of hazardous substances disposed of at other locations. Some states have enacted, and other states are considering enacting, legislation similar to CERCLA. Certain provisions of these acts are more stringent than CERCLA. States that have passed such legislation are currently active in designating more facilities as requiring cleanup and further assessment.

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

    Information concerning environmental claims and contingencies and estimated attendant remediation costs is set forth in "Management's Narrative Analysis of Results of Operations - Other Matters - Environmental Costs" at page F-27. Such information is incorporated herein by reference.

Cautionary Information

Certain statements in this report are, and statements in other material filed or to be filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) are or will be, forward-looking within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements include, without limitation, statements regarding: expectations as to operational improvements; expectations as to cost savings, revenue growth and earnings; the time by which certain objectives will be achieved; estimates of costs relating to environmental remediation and restoration; expectations as to product applications; expectations that claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on its consolidated financial position, results of operations or liquidity; and statements concerning projections, predictions, expectations, estimates or forecasts as to the Company's business, financial and operational results, and future economic performance, statements of management's goals and objectives and other similar expressions concerning matters that are not historical facts.

    Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management's good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements.

    Important factors that could cause such differences include, but are not limited to, whether the Company is fully successful in implementing its financial and operational initiatives; industry competition, conditions, performance and consolidation; legislative and/or regulatory developments, including possible enactment of initiatives to re-regulate the rail business; natural events such as severe weather, floods and earthquakes; the effects of adverse general economic conditions, both within the United States and globally; changes in fuel prices; changes in labor costs; labor stoppages; the impact of latent year 2000 systems problems; and the outcome of claims and litigation, including claims arising from environmental investigations or proceedings.

    Forward-looking statements speak only as of the date the statement was made. The Company assumes no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information. If the Company does update one or more forward-looking statements, no inference should be drawn that the Company will make additional updates with respect thereto or with respect to other forward-looking statements.

Item 2.  Properties
         ----------

Operating Equipment

At December 31, 1999, the Railroad owned or leased from others 6,974 locomotives, 114,729 freight cars and 9,927 units of work equipment. Substantially all railway equipment secures various outstanding equipment obligations.

Rail Property

The Railroad operates over 33,000 miles of track, including 27,000 miles of main line and over 6,000 miles of branch line. Approximately 12 percent of the main line track consists of trackage rights over track owned by others. A substantial portion of the right-of-way and track is subject to one or more mortgages.

Item 3.  Legal Proceedings
         -----------------

Southern Pacific Acquisition

On August 12, 1996, the STB served a decision (the Decision) approving the acquisition of control of Southern Pacific by UPC, subject to various conditions. The acquisition was consummated on September 11, 1996. Various appeals were filed with respect to the Decision, all such appeals were ultimately consolidated in the U.S. Court of Appeals for the District of Columbia Circuit and all of the appeals have since been withdrawn or denied.

    Among the conditions to the STB's approval of the Southern Pacific acquisition was the requirement that the STB retain oversight jurisdiction for five years to examine whether the conditions imposed under the Decision remain effective to address the competitive harms caused by the merger. On November 30, 1999, the STB served a decision in the third annual general oversight proceeding to review the implementation of the merger and the effectiveness of the conditions imposed under the Decision. The Board concluded that merger implementation continued to be positive, the conditions ensured effective competition and no new conditions were warranted. The STB established July 3, 2000 as the date for the next comprehensive summary to be filed by the Railroad. The STB order also requires interested parties to file comments concerning the next annual oversight proceeding on August 18, 2000, with replies being due September 5, 2000.

Bottleneck Proceedings

The STB initiated a proceeding in 1996 on the issue of whether it should modify existing law regarding a railroad's obligation to offer, and a shipper's rights to challenge, rates for rail service over a bottleneck segment. A bottleneck segment is a line of railroad that is served by only one railroad between a junction and an exclusively served shipper facility. The STB proceeding also encompassed motions to dismiss three individual complaint proceedings filed by shippers challenging class rates charged for or allegedly applicable to the movement of coal, two of which named the Company and Southern Pacific Transportation Company (SPT) as a defendant. On December 31, 1996, the STB served a decision that generally reaffirmed earlier rulings holding that a rail carrier is not obligated to provide rates for bottleneck segments and confirmed the right of rail carriers to set rates differentially based upon demand. It created an exception, requiring a bottleneck carrier that does not have its own route between origin and destination to provide a common carrier rate, challengeable by a shipper, for the bottleneck segment when the shipper obtains a contract rate for the remainder of the movement. It also dismissed the two complaint proceedings in which the Company and SPT were defendants. The STB subsequently served a decision generally declining to reconsider its December 31, 1996 decision. Shippers appealed the STB decisions to the U.S. Court of Appeals for the Eighth Circuit. In February 1999, the Court of Appeals affirmed the STB's decision and the dismissal of the two complaints against the Company and SPT. A petition for a writ of certiorari filed in the United States Supreme Court was denied in October 1999. The Court of Appeals also dismissed as premature a cross-appeal by the railroads challenging the contract rate exception.

    In a separate case, the Railroad sought review of the contract rate exception. A December 1997 STB decision required the Railroad to publish separately challengeable bottleneck segment rates for the shipper's use in connection with a contract rate on another carrier. On February 15, 2000, the U.S. Court of Appeals for the District of Columbia affirmed the STB's decision and the exception. The shipper's complaint concerning the Railroad's rates and other rates is awaiting decision by the STB.

Customer Claims

Some customers have submitted claims for damages related to shipments delayed by the Railroad as a result of congestion problems in 1997 and 1998, and certain customers have filed lawsuits seeking damages related to such delays. Some customers have also asserted that they have the right to cancel contracts as a result of alleged material breaches of such contracts by the Railroad. The Company accrued amounts for these claims in 1998 and 1997. No additional amounts were accrued in 1999.

Shareholder Litigation

The Corporation and certain of its directors and officers (who are also directors of the Railroad) are defendants in two purported class actions that have been consolidated into one proceeding. The consolidated complaint alleges, among other things, that the Corporation violated the federal securities laws by failing to disclose material facts and making materially false and misleading statements concerning the service, congestion and safety problems encountered following the Corporation's acquisition of Southern Pacific in 1996. These lawsuits were filed in late 1997 in the United States District Court for the Northern District of Texas and seek to recover unspecified amounts of damages. Management believes that the plaintiffs' claims are without merit and has been defending them vigorously. The defendants moved to dismiss this action, and the motion was briefed and submitted to the Court for decision in 1998. In February 2000, prior to a ruling on the motion, the parties jointly advised the Court that they were engaged in discussions concerning the possible settlement of the action and asked the Court to defer ruling on the motion to dismiss pending the outcome of these discussions. The Court entered an order dated February 29, 2000 agreeing to such deferral, subject to the motion of either party to reactivate the action and the pending motion to dismiss at any time. Although settlement discussions are proceeding in good faith, there can be no assurance that they will be successful.

     In addition to the class action litigation, a purported derivative action was filed on behalf of the Corporation and the Railroad in September 1998 in the District Court for Tarrant County, Texas, naming as defendants the then-current and certain former directors of the Corporation and the Railroad and, as nominal defendants, the Corporation and the Railroad. The derivative action alleges, among other things, that the named directors breached their fiduciary duties to the Corporation and the Railroad by approving and implementing the Southern Pacific merger without informing themselves of its impact or ensuring that adequate controls were put in place and by causing UPC and the Railroad to make misrepresentations about the Railroad's service problems to the financial markets and regulatory authorities. The Corporation's Board of Directors established a special litigation committee consisting of three independent directors to review the plaintiff's allegations and determine whether it is in UPC's best interest to pursue them. In February 1999, the committee rendered its report, in which it unanimously concluded that further prosecution of the derivative action on behalf of the Corporation and the Railroad is not in the best interest of either such company. Accordingly, the Corporation and the Railroad have filed a motion with the Court to dismiss the derivative action. The plaintiff has not yet responded to the motion. The individual defendants also believe that these claims are without merit and intend to defend them vigorously.

Other Matters

On August 29, 1997, an Amtrak train, operating on the Railroad's tracks, struck a car at a crossbuck-protected crossing near Warrensburg, Missouri, injuring Kimberley R. Alcorn, a passenger in the car. Ms. Alcorn brought suit against the Railroad and Amtrak in the Circuit Court of Jackson County, Missouri Division No. 10. On September 24, 1999, a jury found that Amtrak and the Railroad were negligent in causing the accident. The jury awarded Ms. Alcorn approximately $40.3 million in compensatory damages, and, on September 29, 1999, found the Railroad liable for an additional $120 million in punitive damages.
On January 19, 2000, the Circuit Court reduced the jury's award to $25 million for compensatory damages and $50 million for punitive damages, an amount that is less than ten percent of the Railroad's current assets on December 31, 1999.
The Railroad believes that the damage awards are not supported by the facts or the law, and is continuing to assist Amtrak's appeal to the Missouri Supreme Court seeking a new trial or relief from the damage awards. Under the terms of an existing agreement, Amtrak will continue to defend the Railroad's interests in this litigation and appeal, and the Railroad believes that Amtrak and its insurers, under the terms of the agreement, will hold the Railroad harmless from any final judgment.

Environmental Matters

The Railroad was named as a defendant in a civil action brought by the California Department of Fish and Game, Office of Spill Prevention and Response on April 10, 1998. The complaint alleged violations of California Fish and Game Code Section 5650, California Business and Professions Code Section 17200, Civil Code Sections 3479 and 3480, and damage to the waters of California for which the Department of Fish and Game allege trusteeship. The complaint resulted from derailments and alleged releases of diesel fuel oil during 1995 in the Feather River Canyon in Butte County, California. The Complaint sought penalties, exemplary damages, natural resource damages and unspecified injunctive relief. In 1999, a settlement was reached in this case between the Railroad and the governmental entities in which the Railroad agreed to various measures to assess and mitigate rockslide hazards and to pay stipulated civil penalties for future releases.

     The Railroad was named as a defendant in a criminal misdemeanor action brought by the State of California in the Municipal Court of Placer County, California on February 24, 1998. The complaint alleged a violation of California Fish and Game Code Section 5650 as a result of a diesel fuel spill in Norden, California in February 1997. In addition, the California Department of Fish and Game sought penalties, monitoring costs and natural resource damages under state water statutes, and the EPA sought penalties for violation of the Clean Water Act in connection with the same incident. In 1999, a settlement was reached in this case between the Railroad and the governmental entities in which the Railroad agreed to remediate the spill and pay total penalties of approximately $305,000.

     The Railroad received approximately 20 Notices of Violation (NOVs) from the South Coast Air Quality Management District (the District) relating to fumes emitted from idling diesel locomotives at Slover siding near the Railroad's yard in West Colton, California. Trains awaiting crews or room to enter the West Colton yard were parked at Slover siding with their engines running for various amounts of time, causing exhaust fumes to enter the backyards and homes of residents living along the siding. The District had cited the Railroad for creating a public nuisance pursuant to the California Health and Safety Code and the District's regulations. Each violation carried a maximum civil penalty of $25,000 per day, which could be increased in some circumstances to $50,000 per day. Although the Railroad modified its operating procedures for trains entering the West Colton yard to reduce the problem, the District entered an order with respect to the situation which the Railroad believed to be an impermissible burden on interstate commerce preempted by applicable federal law. In 1999, the Railroad and the government reached a settlement in this case. Under the terms of the settlement, the Railroad paid a penalty of $500,000 and made certain operating changes.

     The Railroad received notification that the District Attorney for San Bernardino County, California opened an investigation into the Railroad's handling of several hazardous material spills in Barstow and West Colton, California. The incident in Barstow involved a rear-end collision between two trains near Barstow in August 1997 that resulted in a spillage of locomotive diesel fuel and leakage from two tank cars containing toxic chemicals. Three incidents in the West Colton yard in 1998 involved leaking tank cars and spills of diesel fuel from a derailed locomotive. The District Attorney's office was investigating allegations that cleanup procedures were not undertaken promptly and required notices were not given in connection with these incidents. In 1999, the Railroad and the government reached a settlement in this case. Under the terms of the settlement, the Railroad paid a civil penalty of $350,000 and agreed to certain spill handling and reporting requirements.

     In March 1998, the Railroad received notice that the Railroad and Clean Harbors, a waste disposal firm, were the subjects of a criminal investigation by the EPA and the Federal Bureau of Investigation. Tank cars containing hazardous waste billed to Clean Harbors' transload facility in Sterling, Colorado were held in the Railroad's Sterling, Colorado rail yard for periods longer than ten days prior to placement in Clean Harbors' facility, allegedly in violation of hazardous waste regulations. The Railroad is cooperating with the investigation and has responded to grand jury subpoenas. A finding of violation could result in significant criminal or civil penalties.

     The Corporation and its affiliates have received notices from the EPA and state environmental agencies alleging that they are or may be liable under certain federal or state environmental laws for remediation costs at various sites throughout the United States, including sites which are on the Superfund National Priorities List or state superfund lists. Although specific claims have been made by the EPA and state regulators with respect to some of these sites, the ultimate impact of these proceedings and suits by third parties cannot be predicted at this time because of the number of potentially responsible parties involved, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites, and/or the speculative nature of remediation costs. Nevertheless, at many of the superfund sites, the Corporation believes it will have little or no exposure because no liability should be imposed under applicable law, one or more other financially able parties generated all or most of the contamination, or a settlement of the Corporation's exposure has been reached although regulatory proceedings at the sites involved have not been formally terminated.

     Information concerning environmental claims and contingencies and estimated attendant remediation costs is set forth in "Management's Narrative Analysis of the Results of Operations - Other Matters - Environmental Costs" at page F-27. Such information is incorporated by reference.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         Omitted in accordance with General Instruction I of Form 10-K.

                                    PART II
                                    -------

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
         ---------------------------------------------------------------------

         As of the date of filing this Report, the Registrant had the following amounts of capital stock issued and outstanding: 7,130 shares of Common Stock, par value $10.00 per share (the Company Common Stock), 620 shares of Class A Stock, par value $10.00 per share (the Company Class A Stock), 4,829 Redeemable Preference Shares (Series A), initial par value $10,000 per share, and 436 Redeemable Preference Shares (Series
         B), initial par value $10,000 per share (collectively, the Preference Shares). All of the Company Common Stock and the Company Class A Stock, which constitutes all of the voting capital stock of the Registrant, is owned by the Corporation or a wholly owned subsidiary of the Corporation, and all of the Preference Shares, which are non-voting stock, are owned by the Federal Railroad Administration. Accordingly, there is no market for the Registrant's capital stock.

               Dividends on the Company Common Stock, which are paid on a quarterly basis, totaled $200 million in 1999, $308 million in 1998 and $411 million in 1997. The 1997 dividends included $29 million of asset transfers between the Company and UPC. There were no dividends paid on the Company Class A stock in 1999, $12 million in 1998 and $9 million in 1997. Information concerning restrictions on the Registrant's ability to pay dividends on the Company Common Stock and the Company Class A Stock is set forth in Note 6 on pages F-12 and F-13 and Note 9 on pages and F-16 and F-17 to the Consolidated Financial Statements. All such information is incorporated herein by reference.

Item 6.  Selected Financial Data
         -----------------------

         Omitted in accordance with General Instruction I of Form 10-K.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

         Omitted in accordance with General Instruction I of Form 10-K. In lieu thereof, a narrative analysis is presented beginning on Page F-21.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk
           ----------------------------------------------------------

           Information concerning market risk sensitive instruments is set forth in "Management's Narrative Analysis of the Results of Operations - Other Matters - Financial Instruments" on page F-28 and in Note 4 to the Consolidated Financial Statements on pages F-9 and F-10. All such information is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

         The financial statements and supplementary information related thereto, listed on the Index to Financial Statements, are provided on pages F-1 through F-30 herein.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

         None.


                                   PART III
                                   --------

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


                                    PART IV
                                    -------

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

              3(a) Amended Certificate of Incorporation of the Registrant, effective as of February 1, 1998, is incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

              3(b) By-Laws of the Registrant, as amended effective as of November 19, 1998, are incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

              12     Ratio of Earnings to Fixed Charges.

              24     Powers of attorney.

              27     Financial Data Schedule.

         (b)  Reports on Form 8-K
              -------------------

              On January 20, 2000, the Registrant filed a current report on Form 8-K announcing UPC's financial results for the fourth quarter of 1999.

                                  SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of March 2000.

                              UNION PACIFIC RAILROAD COMPANY


                              By  /s/ Richard K. Davidson
                                  ---------------------------------------
                                  Richard K. Davidson,
                                  Chairman and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, on this 27th day of March, by the following persons on behalf of the Registrant and in the capacities indicated.


PRINCIPAL EXECUTIVE OFFICER:  By  /s/ Richard K. Davidson
                                  ---------------------------------------
                                  Richard K. Davidson,
                                  Chairman and Chief Executive Officer


PRINCIPAL FINANCIAL OFFICER:  By  /s/ James R. Young
                                  ---------------------------------------
                                  James R. Young,
                                  Chief Financial Officer


PRINCIPAL ACCOUNTING OFFICER: By  /s/ Richard J. Putz
                                  ---------------------------------------
                                  Richard J. Putz
                                  Chief Accounting Officer and Controller

DIRECTORS:


Philip F. Anschutz*                                    Ivor J. Evans*


Robert P. Bauman*                                      Elbridge T. Gerry, Jr.*


Richard B. Cheney*                                     Judith Richards Hope*


E. Virgil Conway*                                      Richard J. Mahoney*


Richard K. Davidson*                                   James A. Shattuck*


Thomas J. Donohue*                                     Richard D. Simmons*


Spencer F. Eccles*







* By  /s/ Thomas E. Whitaker
      ----------------------
      Thomas E. Whitaker, Attorney-in-fact

          UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY
                            AND AFFILIATE COMPANIES

                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------

                                                                               Page
                                                                               ----
Independent Auditors' Report.................................................  F-2

Financial Statements:

  Statement of Consolidated Income
     - For the Years Ended December 31, 1999, 1998 and 1997..................  F-3

  Statement of Consolidated Financial Position
     - At December 31, 1999 and 1998.........................................  F-4

  Statement of Consolidated Cash Flows - For the Years Ended
     December 31, 1999, 1998 and 1997........................................  F-5

  Statement of Changes in Common Stockholders' Equity - For the Years Ended
     December 31, 1999, 1998 and 1997........................................  F-6

  Notes to Consolidated Financial Statements.................................  F-7 - F-20

Management's Narrative Analysis of the
  Results of Operations......................................................  F-21 - F-30

No schedules are required to be filed because of the absence of conditions under which they would be required or because the required information is set forth in the Consolidated Financial Statements referred to above.

INDEPENDENT AUDITORS' REPORT
----------------------------



To the Board of Directors
Union Pacific Railroad Company
Omaha, Nebraska

     We have audited the accompanying statement of consolidated financial position of Union Pacific Railroad Company (a wholly owned subsidiary of Union Pacific Corporation) and consolidated subsidiary and affiliate companies as of December 31, 1999 and 1998, and the related statements of consolidated income, changes in common stockholders' equity and consolidated cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Union Pacific Railroad Company and subsidiary and affiliate companies at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.



/s/ DELOITTE & TOUCHE LLP
-------------------------

Omaha, Nebraska
January 20, 2000

PART 1 - FINANCIAL INFORMATION
________________________________________________________________________________

Statement of Consolidated Income
Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate
Companies
For The Years Ended December 31, 1999, 1998 and 1997

-----------------------------------------------------------------------------------------------------
                      Millions of Dollars, Except Ratios                  1999       1998      1997
-----------------------------------------------------------------------------------------------------
Operating Revenues    Rail............................................   $10,176    $9,368   $9,981
                      -------------------------------------------------------------------------------

Operating Expenses    Salaries, wages and employee benefits (Note 8)..     3,578     3,607    3,467
                      Equipment and other rents.......................     1,238     1,328    1,309
                      Depreciation  and amortization..................     1,034     1,003      972
                      Fuel and utilities  (Note 4)....................       783       792      987
                      Materials and supplies..........................       538       513      515
                      Casualty costs..................................       334       423      432
                      Other costs.....................................       849     1,269    1,046
                      -------------------------------------------------------------------------------
                         Total........................................     8,354     8,935    8,728
                      -------------------------------------------------------------------------------
Income                Operating income................................     1,822       433    1,253
                      Other Income - net (Note 11)....................       115       186      172
                      Interest expense (Notes 3 and 6)................      (618)     (603)    (473)
                      -------------------------------------------------------------------------------
                      Income before income taxes......................     1,319        16      952
                      Income taxes (Note 5)...........................      (465)       11     (332)
                      -------------------------------------------------------------------------------
                      Net Income......................................   $   854    $   27   $  620
                      -------------------------------------------------------------------------------
                      Ratio of Earnings to Fixed Charges..............       2.6       1.0      2.4
-----------------------------------------------------------------------------------------------------

  The accompanying accounting policies and notes to the financial statements are an integral part of these statements.

________________________________________________________________________________

Statement of Consolidated Financial Position
Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate
Companies
At December 31, 1999 and 1998

---------------------------------------------------------------------------------------------------------------------
                            Millions of Dollars                                               1999           1998
---------------------------------------------------------------------------------------------------------------------
 Assets
                          -------------------------------------------------------------------------------------------
 Current Assets             Cash and temporary investments...........................        $    83        $    35
                            Accounts receivable - net (Note 4).......................            418            494
                            Inventories..............................................            329            337
                            Current deferred tax asset (Note 5)......................             48            130
                            Other current assets.....................................             78             85
                          -------------------------------------------------------------------------------------------
                            Total Current Assets.....................................            956          1,081
                          -------------------------------------------------------------------------------------------
 Investments                Investments in and advances to affiliated companies
                              (Note 2)...............................................            657            520
                            Other investments........................................             95            171
                          -------------------------------------------------------------------------------------------
                            Total....................................................            752            691
                          -------------------------------------------------------------------------------------------
 Properties                 Cost (Notes 6 and 7)
                              Road and other.........................................         25,781         24,789
                              Equipment..............................................          7,755          7,545
                          -------------------------------------------------------------------------------------------
                            Total....................................................         33,536         32,334
                            Accumulated depreciation and amortization................         (6,490)        (5,871)
                          -------------------------------------------------------------------------------------------
                            Properties - Net.........................................         27,046         26,463
                          -------------------------------------------------------------------------------------------
 Other                      Other Assets.............................................            126            122
                          -----------------------------------------------------------------------------------------
                            Total Assets.............................................        $28,880        $28,357
---------------------------------------------------------------------------------------------------------------------
 Liabilities and Stockholders' Equity
                          -------------------------------------------------------------------------------------------
 Current Liabilities        Accounts payable.........................................        $   496        $   493
                            Accrued wages and vacation...............................            377            380
                            Accrued casualty costs...................................            344            364
                            Income and other taxes...................................            252            297
                            Debt due within one year (Note 6)........................            210            178
                            Interest payable.........................................             97            110
                            Other current liabilities................................            669            730
                          -------------------------------------------------------------------------------------------
                            Total....................................................          2,445          2,552
                          -------------------------------------------------------------------------------------------
 Other Liabilities and      Intercompany borrowings from UPC (Notes 2, 3 & 6)........          5,357          5,368
 Stockholders' Equity       Third-party debt due after one year (Notes 6 and 7)......          2,419          2,606
                            Deferred income taxes (Note 5)...........................          7,266          6,759
                            Accrued casualty costs...................................            911            928
                            Retiree benefit obligations (Note 8).....................            677            707
                            Other long-term liabilities (Note 10)....................            533            811
                            Redeemable preference shares.............................             25             27
                            Common stockholders' equity (Page F-6)...................          9,247          8,599
                          -------------------------------------------------------------------------------------------
                            Total Liabilities and Stockholders' Equity...............        $28,880        $28,357
---------------------------------------------------------------------------------------------------------------------

   The accompanying accounting policies and notes to consolidated financial statements are an integral part of these statements.

Statement of Consolidated Cash Flows
Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate
Companies
For The Years Ended December 31, 1999, 1998 and 1997

-------------------------------------------------------------------------------------------------------------------------
                              Millions of Dollars                                      1999         1998         1997
-------------------------------------------------------------------------------------------------------------------------
Cash from Operations          Net Income........................................     $   854      $    27      $   620
                              Non-Cash Charges to Income:
                                 Depreciation and amortization..................       1,034        1,003          972
                                 Deferred income taxes (Note 5).................         592            7          336
                                 Other, net.....................................        (560)        (218)        (289)
                              Changes in current assets and liabilities.........          66         (266)         120
                              -------------------------------------------------------------------------------------------
                              Cash from Operations..............................       1,986          553        1,759
                              -------------------------------------------------------------------------------------------
Investing Activities          Capital investments...............................      (1,777)      (2,044)      (2,035)
                              Proceeds from sale of assets and other investing
                                 activities.....................................         211          212          265
                              -------------------------------------------------------------------------------------------
                              Cash Used in Investing Activities.................      (1,566)      (1,832)      (1,770)
                              -------------------------------------------------------------------------------------------
Financing Activities          Cash dividends paid to parent (Note 9)............        (200)        (320)        (420)
(Note 2)                      Debt repaid.......................................        (239)        (276)        (210)
                              Financings (Note 6)...............................          77          486          180
                              Advances, net.....................................         (10)       1,374          438
                              Other.............................................           -            -           (3)
                              -------------------------------------------------------------------------------------------
                              Cash Provided by (Used in) Financing Activities...        (372)       1,264          (15)
                              -------------------------------------------------------------------------------------------
                              Net Change in Cash and Temporary Investments......     $    48      $   (15)     $   (26)
                              Cash at Beginning of Year.........................          35           50           76
                              -------------------------------------------------------------------------------------------
                              Cash at End of Year...............................     $    83      $    35      $    50
-------------------------------------------------------------------------------------------------------------------------
Changes in Current            Accounts receivable...............................     $    76      $    58      $  (105)
Assets and Liabilities        Inventories.......................................           8          (49)           7
                              Other current assets..............................          89           36           21
                              Accounts, wages and vacation payable..............           -         (169)         205
                              Debt due within one year..........................          32          (51)         106
                              Other current liabilities.........................        (139)         (91)        (114)
                              -------------------------------------------------------------------------------------------
                              Total.............................................     $    66      $  (266)     $   120
-------------------------------------------------------------------------------------------------------------------------

    The accompanying accounting policies and notes to consolidated financial statements are an integral part of these statements.

________________________________________________________________________________

Statement of Changes in Common Stockholders' Equity
Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate
Companies
For The Years Ended December 31, 1999, 1998 and 1997

-----------------------------------------------------------------------------------------------------
                        Millions of Dollars                            1999       1998        1997
-----------------------------------------------------------------------------------------------------
Common Stock            Common stock, $10.00 par value:
(Note 9)                  authorized 9,200 shares and
                          4,465 outstanding.....................      $    -     $    -     $    -
                        -----------------------------------------------------------------------------
Class A Stock           Class A stock - $10.00 par value:
(Note 9)                  authorized 800 shares and
                          388 outstanding.......................           -          -          -
                        -----------------------------------------------------------------------------
Paid-in Surplus         Balance at end and beginning of period..       4,782      4,782      4,782
                        -----------------------------------------------------------------------------
Retained Earnings       Beginning of year.......................       3,817      4,110      3,939
                        Net income..............................         854         27        620
                        Dividends to parent (Notes 6 and 9).....        (200)      (320)      (449)
                        -----------------------------------------------------------------------------
                        End of Year.............................       4,471      3,817      4,110
                        -----------------------------------------------------------------------------
Accumulated Other       Balance at beginning of period..........           -          -          -
Comprehensive           Minimum pension liability adjustment....          (2)         -          -
Income (Note 14)        Foreign translation adjustment..........          (4)         -          -
                        -----------------------------------------------------------------------------
                        Balance at end of period................          (6)         -          -
                        -----------------------------------------------------------------------------
                        Total Common Stockholder's Equity.......      $9,247     $8,599     $8,892
-----------------------------------------------------------------------------------------------------

   The accompanying accounting policies and notes to consolidated financial statements are an integral part of these statements

          UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY
                            AND AFFILIATE COMPANIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of Union Pacific Railroad Company, a Delaware corporation (the Registrant), and all subsidiaries and certain affiliates (collectively, the Company or Railroad). The Registrant is a wholly owned subsidiary of Union Pacific Corporation, a Utah corporation (the Corporation or UPC). Investments in affiliated companies (20% to 50% owned and/or where the Company exercises significant influence over an investee's operations) are accounted for on the equity method. All material intercompany transactions are eliminated.

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

Hedging Transactions - The Company periodically hedges fuel purchases. Unrealized gains and losses from fuel-related swaps, futures and forward contracts are deferred and recognized as the fuel is consumed. The effect of maturities, terminations and sales is recorded in earnings in the period the instrument terminates (Note 4).

Use of Estimates - The consolidated financial statements of the Company include estimates and assumptions regarding certain assets, liabilities, revenues and expenses and the disclosure of certain contingent assets and liabilities. Actual future results may differ from such estimates.

Change in Presentation - Certain prior year amounts have been reclassified to conform to the 1999 financial statement presentation.

1. Nature of Operations - The Registrant, a Class I railroad incorporated in Delaware and a wholly owned subsidiary of the Corporation, together with a number of wholly owned and majority-owned subsidiaries, certain affiliates and various minority-owned companies, operates various railroad and railroad-related businesses. The Company's rail operations include for all periods the operations of Union Pacific Railroad Company, a Utah corporation and predecessor to the Registrant (UPRR), and as of October 1, 1996, the rail operating subsidiaries of Southern Pacific Rail Corporation (Southern Pacific or SP). The Company expects to complete the integration of the operations of Southern Pacific over the next 24 months. In addition, during 1997, the Railroad and a consortium of partners were granted a 50-year concession to operate the Pacific-North and Chihuahua Pacific lines in Mexico (Note 2). The Railroad made an additional investment in the consortium in 1999.

       The Railroad has over 33,000 route miles linking Pacific Coast and Gulf Coast ports to the Midwest and eastern United States gateways and providing several north/south corridors to key Mexican gateways. The Railroad serves the western two-thirds of the country and maintains coordinated schedules with other carriers for the handling of freight to and from the Atlantic Coast, the Pacific Coast, the Southeast, the Southwest, Canada and Mexico. Export and import traffic is moved through Gulf Coast and Pacific Coast ports and across the Mexican and (primarily through interline connections) Canadian borders. The Railroad is subject to price and service competition from other railroads, motor carriers and barge operators.

       Approximately 87% of the Railroad's 52,000 employees are represented by rail unions. During 1996, nearly all of UPRR's unionized workforce ratified five-year national agreements, which include a combination of general wage increases and lump-sum payments. In addition, the agreements provide for increased flexibility in work rules. Negotiations under the Railway Labor Act for a new national agreement for all crafts began in late 1999 and are in the initial stages. Under the conditions imposed by the Surface Transportation Board of the U.S. Department of Transportation (STB) in connection with the Southern Pacific acquisition, labor agreements between the Railroad and the unions representing SP employees must be negotiated before the UPRR and SP rail systems can be fully integrated. The Company has successfully reached agreements with the shopcraft, carmen, clerical and maintenance-of-way unions. By the end of 1999, negotiations with other operating crafts were nearly complete, with only one hub-and-spoke agreement (Los Angeles) left to implement in early 2000. The terms of ratified and pending labor agreements are not expected to have a material adverse effect on the Company's results of operations.

2.  Acquisitions

    Southern Pacific - UPC consummated the acquisition of Southern Pacific in September 1996. Southern Pacific was acquired for $4.1 billion (60% of the outstanding Southern Pacific common shares were converted into UPC common stock, and the remaining 40% of the outstanding shares were acquired for cash). UPC's investment in Southern Pacific was subsequently pushed down to the Railroad. The acquisition of Southern Pacific has been accounted for using the purchase method and was fully consolidated into the Company's results beginning October 1996.

    Merger Consolidation Activities - In connection with the acquisition and continuing integration of UPRR and Southern Pacific's rail operations, the Company is in the process of eliminating 5,200 duplicate positions, primarily employees involved in activities other than train, engine and yard activities. The Company is also relocating 4,700 positions, merging or disposing of redundant facilities, and disposing of certain rail lines. The Company is also canceling uneconomical and duplicative SP contracts.

       To date the Company has severed 3,100 employees and relocated 4,300 employees due to merger implementation activities. The Company recognized a $958 million pre-tax liability in the SP purchase price allocation for costs associated with SP's portion of these activities. In addition, the Company expects to incur between $65 million and $95 million over the remaining merger implementation period in pre-tax, acquisition-related costs for severing or relocating UPRR employees, disposing of certain UPRR facilities, and training and equipment upgrading. Earnings for 1999 and 1998 included $63 million pre-tax or $39 million after-tax, and

    $69 million pre-tax or $43 million after-tax, respectively, for acquisition-related costs for UPRR consolidation activities.

       The components of the merger liability as of December 31, 1999 were as follows:

   ----------------------------------------------------------------------------------------------------------------
                                                                              Original     Cumulative     Current
    (Millions of Dollars)                                                     Reserve       Activity      Reserve
   ----------------------------------------------------------------------------------------------------------------
    Labor protection related to legislated and contractual obligations....      $361           $361         $ -
    Severance costs.......................................................       343            265          78
    Contract cancellation fees and facility and line closure costs........       145            141           4
    Relocation costs......................................................       109             92          17
   ----------------------------------------------------------------------------------------------------------------
    Total.................................................................      $958           $859         $99
   ----------------------------------------------------------------------------------------------------------------

    Merger Liabilities - Merger liability activity reflected cash payments for merger consolidation activities and reclassification of contractual obligations from merger liabilities to contractual liabilities. In addition, where merger implementation has varied from the original merger plan, the Company has adjusted the merger liability and the fair value allocation of SP's purchase price to fixed assets to eliminate the variance. Where the merger implementation has caused the Company to incur more costs than were envisioned in the original merger plan, such costs are charged to expense in the period incurred. The Company charged $45 million and $474 million against the merger liability in 1999 and 1998, respectively. The Company expects that the remaining merger payments will be made over the course of the next 24 months as labor negotiations are completed and implemented, and related merger consolidation activities are finalized.

    Mexican Railway Concession - During 1997, the Company and a consortium of partners were granted a 50-year concession to operate the Pacific-North and Chihuahua Pacific lines in Mexico and a 25% stake in the Mexico City Terminal Company at a price of $525 million. The consortium assumed operational control of both lines in 1998. In March 1999, the Company purchased an additional 13% ownership interest for $87 million from one of its partners. The Company now holds a 26% ownership share in the consortium. The investment is accounted for under the equity method. The Company's portion of the consortium's assets and liabilities are translated into U.S. dollars using current exchange rates in effect at the balance sheet date. The Company's portion of the consortium's net income is translated into U.S. dollars at weighted-average exchange rates prevailing during the year (Note
    14). The resulting translation adjustments are reflected within the stockholders' equity component, accumulated other comprehensive income.

3. Related Party Transactions - Amounts due to and from affiliates, including advances to and borrowings from the Corporation, bear interest at an annually determined rate which considers the Corporation's cost of debt. Net intercompany interest expense charged on such amounts was $420 million, $399 million and $279 million in 1999, 1998 and 1997, respectively.

4.  Financial Instruments

    Strategy and Risk - The Company uses derivative financial instruments in limited instances and for other than trading purposes to manage risk related to changes in fuel prices. The Company uses swaps, futures and/or forward contracts to mitigate the downside risk of adverse price movements; however, the use of these instruments also limits future gains from favorable movements.

    Market and Credit Risk - The Company addresses market risk related to these instruments by selecting instruments whose value fluctuations highly correlate with the underlying item being hedged. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring high credit standards for counterparties and periodic settlements. The total credit risk associated with the Company's counterparties was $22 million at December 31, 1999. The Company has not been required to provide collateral; however, the Company has received collateral relating to its hedging activity where the concentration of credit risk was substantial.

    Determination of Fair Value - The fair market values of the Company's derivative financial instrument positions at December 31, 1999 and 1998, detailed below, were determined based upon current fair market values as quoted by recognized dealers or developed based upon the present value of expected future cash flows discounted at the applicable U.S. Treasury rate and swap spread.

    Fuel Strategy - Fuel costs are a significant portion of the Company's total operating expenses. As a result of the significance of fuel costs and the historical volatility of fuel prices, the Company periodically use swaps, futures and/or forward contracts to mitigate the impact of fuel price volatility. The purpose of this program is to protect the Company's operating margins and overall profitability from adverse fuel price changes.

       The following is a summary of the Company's financial instruments at December 31, 1999 and December 31, 1998:

    -------------------------------------------------------------------------------------------------
     Millions, Except Percentages and Average Commodity Prices                   1999         1998
    -------------------------------------------------------------------------------------------------
     Fuel Hedging:
        Number of gallons hedged for 1999...................................        -          844
        Percentage of forecasted 1999 fuel consumption hedged...............        -           64%
        Average price of 1999 hedges outstanding (per gallon) [a]...........        -        $0.41
        Number of gallons hedged for 2000...................................      126            -
        Percentage of forecasted 2000 fuel consumption hedged...............       10%           -
        Average price of 2000 hedges outstanding (per gallon) [a]...........    $0.40            -

    [a] Excluded taxes and transportation costs.

        The asset and liability positions of the Company's outstanding financial instruments at December 31, 1999 and December 31, 1998 were as follows:

    --------------------------------------------------------------------------
     Millions of Dollars                                     1999       1998
    --------------------------------------------------------------------------
     Fuel Hedging:
        Gross fair market asset position.................   $  22     $   -
        Gross fair market (liability) position...........       -       (49)
    --------------------------------------------------------------------------
     Total asset (liability) position....................   $  22     $ (49)
    --------------------------------------------------------------------------

        The Company's use of financial instruments for fuel hedging decreased fuel costs by $53 million in 1999, increased 1998 fuel costs by $87 million and had no significant effect on 1997 fuel costs.

    Fair Value of Debt Instruments - The fair value of the Company's long- and short-term debt has been estimated using quoted market prices or current borrowing rates. At December 31, 1999, the fair value of total debt was less than the carrying value by approximately $55 million. Approximately $445 million of fixed-rate debt securities contain call provisions that allow the Company to retire the debt instruments prior to final maturity subject, in certain cases, to the payment of premiums.

    Sale of Receivables - The Railroad has sold, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to third parties through a bankruptcy-remote subsidiary (the Subsidiary). The Subsidiary is collateralized by a $66 million note from the Registrant. The amount of receivables sold fluctuates based upon the availability of the designated pool of receivables and is directly affected by changing business volumes and credit risks. At December 31, 1999 and December 31, 1998, accounts receivable are presented net of $576 million and $580 million, respectively, of receivables sold.

5. Income Taxes - The Company is included in the consolidated income tax return of the Corporation. The consolidated income tax liability of the Corporation is allocated among the parent and its subsidiaries on the basis of their separate contributions to the consolidated income tax liability, with full benefit of tax losses and credits made available through consolidation by allocation to the individual companies generating such losses and credits.

       Components of income tax expense (benefit) are as follows:

    --------------------------------------------------------------------------
     (Millions of Dollars)                         1999      1998      1997
    --------------------------------------------------------------------------
     Current:
        Federal.................................  $(124)    $ (15)    $   4
        State...................................     (3)       (3)       (8)
    --------------------------------------------------------------------------
           Total current........................   (127)      (18)       (4)
    --------------------------------------------------------------------------
     Deferred:
        Federal.................................    566       286       304
        State...................................     26        15        32
        Benefit of net operating loss...........      -      (294)        -
    --------------------------------------------------------------------------
           Total deferred.......................    592         7       336
    --------------------------------------------------------------------------
     Total......................................  $ 465     $ (11)    $ 332
    --------------------------------------------------------------------------

        Deferred tax liabilities (assets) comprise the following:

    --------------------------------------------------------------------------
     (Millions of Dollars)                              1999         1998
    --------------------------------------------------------------------------
     Net current deferred tax asset................    $  (48)      $ (130)
    --------------------------------------------------------------------------
     Excess tax over book depreciation.............     7,493        7,322
     State taxes - net.............................       546          530
     SP merger reserves............................       (35)         (50)
     Long-term liabilities.........................      (314)        (328)
     Retirement benefits...........................      (254)        (272)
     Alternative minimum tax.......................        (5)          (5)
     Net operating loss............................      (486)        (719)
     Other.........................................       321          281
    --------------------------------------------------------------------------
     Net long-term deferred tax liability..........     7,266        6,759
    --------------------------------------------------------------------------
     Net deferred tax liability....................    $7,218       $6,629
    --------------------------------------------------------------------------

        The Company has a deferred tax asset reflecting the benefits of $1,388 million in net operating loss carryforwards, which expire as follows:

    --------------------------------------------------------------------------
     (Millions of Dollars)
    --------------------------------------------------------------------------
     Expiring December 31:
        2002.......................................................   $  139
        2003.......................................................      262
        2004.......................................................      134
        2005.......................................................      136
        2006.......................................................      226
        2007-2018..................................................      491
    --------------------------------------------------------------------------
        Total......................................................   $1,388
    --------------------------------------------------------------------------

        The Internal Revenue Code limits a corporation's ability to utilize net operating loss carryforwards. The Company does not expect these limits to impact its ability to utilize its carryforwards. The Company has analyzed its deferred tax assets and believes a valuation allowance is not necessary.

     A reconciliation between Federal statutory and effective tax rates is as follows:

    --------------------------------------------------------------------------
                                                     1999    1998      1997
    --------------------------------------------------------------------------
     Statutory tax rate...........................   35.0%    35.0%    35.0%
     State taxes - net............................    1.1    (75.0)     1.6
     Dividend exclusion...........................   (0.9)   (75.0)    (1.2)
     Tax settlements..............................   (1.2)       -     (0.6)
     Non-deductible expenses......................    1.3     62.7      0.9
     Property contributions.......................   (0.3)   (18.8)    (0.9)
     Other........................................    0.2      2.3      0.1
    --------------------------------------------------------------------------
     Effective tax rate...........................   35.2%   (68.8)%    34.9%
    --------------------------------------------------------------------------

        The Company is part of the IRS Coordinated Examination Program; therefore every year is examined by the IRS. All years prior to 1986 are either closed or have only immaterial issues outstanding. Years 1986-1998 are currently under examination. The Company believes it has adequately provided for federal and state income taxes.

        Net payments (refunds) of income taxes were $(134) million in 1999, $(49) million in 1998 and $49 million in 1997.

6.  Debt

    Total debt is summarized below:

    ------------------------------------------------------------------------------------
     (Millions of Dollars)                                           1999        1998
    ------------------------------------------------------------------------------------
     Intercompany borrowings from UPC, 7.5%.....................    $5,357      $5,368
     Capitalized leases, due through 2018.......................     1,341       1,429
     Equipment obligations, 6.0% to 10.3% due through 2019......       921         857
     Notes and debentures, 0% to 11.5% due through 2054.........       227         253
     Mortgage bonds, 4.3% to 5.0% due through 2030..............       175         175
     Term floating rate debt, 6.2% through 2012.................         -         105
     Tax-exempt financings, 4.2% through 2015...................        12          12
     Unamortized discount.......................................       (47)        (47)
    ------------------------------------------------------------------------------------
        Total debt..............................................     7,986       8,152
    ------------------------------------------------------------------------------------
     Less current portion.......................................      (210)       (178)
    ------------------------------------------------------------------------------------
     Total long-term debt.......................................    $7,776      $7,974
    ------------------------------------------------------------------------------------

    Debt Maturities - For each year, 2000 through 2004, debt maturities are $210 million, $209 million, $198 million, $333 million and $258 million, respectively. Interest payments approximate gross interest expense.

    Mortgaged Properties - Approximately 30% of all rail equipment and other railroad properties secures outstanding equipment obligations and mortgage bonds.

    Income-Based Securities - The Company has certain debt instruments which contain provisions that limit the payment of interest, require sinking fund installments and impose certain restrictions in the event all interest is not paid. Other debt instruments contain provisions that may impose restrictions on the Company's ability to declare dividends on certain classes of capital stock (Note 9). A description of those debt instruments follows.

    MPRR Mortgage Bonds - The Company is the obligor under the Missouri Pacific Railroad Company 4 1/4% First Mortgage Bonds due 2005 (the MPRR First Mortgage Bonds) and the Missouri Pacific Railroad Company 4 3/4% General (Income) Mortgage Bonds, Series A and Series B, due 2020 and 2030, respectively (the MPRR General Mortgage Bonds). Payment of current interest on the MPRR First Mortgage Bonds is mandatory, but current interest on the MPRR General Mortgage Bonds must be paid only to the extent that there is available income, as defined in the mortgages, remaining after allocation to a capital fund for the purpose of reimbursing the Company for certain capital expenditures and to the payment of certain sinking fund installments required on the MPRR First Mortgage Bonds. If available income is insufficient to pay interest in any calendar year, the unpaid interest accumulates to an amount not in excess of 13 1/2% of the principal amount of the MPRR General Mortgage Bonds and is paid in subsequent years only to the extent that there is available income remaining after payment of current interest.

    MPRR Debentures - The Company is the obligor under the Missouri Pacific Railroad Company 5% Income Debentures due 2045 (the MPRR Debentures). Current interest on the MPRR Debentures must be paid only to the extent that there is available income, as defined in the debenture, remaining after allocation to a capital fund for the purpose of reimbursing the Company for certain capital expenditures, to the payment of certain sinking fund installments on the MPRR First Mortgage Bonds, to the payment of current and accumulated interest on the MPRR General Mortgage Bonds and to the payment of certain sinking fund installments on the MPRR General Mortgage Bonds.

    MKT Subordinated Income Debentures - The Company is the obligor under Missouri-Kansas-Texas Railroad Company (MKT) 5 1/2% Subordinated Income Debentures due 2033 (the MKT Debentures). Current interest on the MKT Debentures must be paid only to the extent that there is available income, as defined in the indenture, remaining after allocation to a capital fund for the purpose of reimbursing the Company for certain capital expenditures. Unpaid interest accumulates to an amount not in excess of 16 1/2% of the principal amount of the MKT Debentures and is paid only to the extent that there is available income remaining after payment of current interest. Amounts in the capital fund for the MKT Debentures which are unused or unappropriated for the reimbursement of capital expenditures may not exceed $4.0 million at any time.

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

    Interest Payments - Interest is payable annually on April 1 based on the previous year's available income. The Company paid no interest for 1998 and $3.5 million for 1997 on the MPRR General Mortgage Bonds, no interest for 1998 and $5.0 million for 1997 on the MPRR Debentures, and no interest in 1998 and $1.5 million for 1997 on the MKT Debentures. The Company generated available income in 1999. As a result, 1999 and 1998 interest payments of $7.0 million will be made on the MPRR General Mortgage Bonds, 1999 and 1998 interest payments of $2.8 million on the MKT Debentures, and the 1999 interest payments of $5.0 million on the MPRR Debentures.

    Sinking Fund Contributions - In addition, because the Company generated available income in 1999, $2.2 million will be applied to the sinking fund for the MPRR First Mortgage Bonds and the MPRR General Mortgage Bonds, $62.3 million to the capital funds related to the MKT Debentures and Certificates and $1.2 million to the sinking funds for the MKT Debenture and the Certificates. Amounts payable to the MPRR First Mortgage Bonds, MPRR General Mortgage Bonds, the MKT Debentures or the Certificates sinking funds may be covered by the cost of securities previously repurchased by the Company or its predecessors.

    Dividend Restriction - At December 31, 1999, the amount of retained earnings available for dividends under the MPRR Mortgage Bonds and MPRR Debentures was $3.6 billion.

7. Leases - The Company leases certain locomotives, freight cars, trailers and other property. Future minimum lease payments for capital and operating leases with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1999 are as follows:

                                                                                 Operating         Capital
(Millions of Dollars)                                                              Leases           Leases
---------------------------------------------------------------------------------------------------------------
2000.........................................................................         $  399             $  214
2001.........................................................................            373                220
2002.........................................................................            301                192
2003.........................................................................            223                183
2004.........................................................................            202                197
Later years..................................................................          1,868              1,176
---------------------------------------------------------------------------------------------------------------
 Total minimum payments......................................................         $3,366              2,182
---------------------------------------------------------------------------------------------------------------
 Amount representing interest................................................                              (841)
---------------------------------------------------------------------------------------------------------------
 Present value of minimum lease payments.....................................                            $1,341
---------------------------------------------------------------------------------------------------------------

          Rent expense for operating leases with terms exceeding one month was $609 million in 1999, $573 million in 1998 and $495 million in 1997. Contingent rentals and sub-rentals are not significant.

8.  Retirement Plans

    Benefit Summary - The Company provides defined benefit retirement income to eligible non-union employees through qualified and non-qualified (supplemental) pension plans of the Company. In addition, all non-union and certain of the Company's union employees participate in defined contribution medical and life insurance programs for retirees. All Railroad employees are covered by the Railroad Retirement System (System).

    Funding and Benefit Payments - Qualified and non-qualified pension benefits are based on years of service and the highest compensation during the latest years of employment. The qualified plans are funded based on the Projected Unit Credit actuarial funding method and are funded at not less than the minimum funding standards set forth in the Employee Retirement Income Security Act of 1974, as amended. The Company has settled a portion of the non-qualified unfunded supplemental plan's accumulated benefit obligation by purchasing annuities. The Company also provides medical and life insurance benefits on a cost sharing basis for qualifying employees. These costs are funded as incurred. In addition, contributions made to the System are expensed as incurred and amounted to approximately $426 million in 1999, $411 million in 1998 and $392 million in 1997.

          The following illustrates the change in the Company's projected benefit obligation for 1999 and 1998:


                                                                                                      Other
                                                              Pension Benefits               Postretirement Benefits
                                                      ---------------------------------------------------------------
(Millions of Dollars)                                       1999            1998                1999          1998
---------------------------------------------------------------------------------------------------------------------
Net benefit obligation at beginning of year...........        $1,516          $1,385              $ 378         $ 368
Service cost..........................................            26              20                  4             4
Interest cost.........................................            98             100                 25            25
Plan amendments.......................................            33               2                  -            (1)
Actuarial (gain) loss.................................          (201)             95                (19)            6
Gross benefits paid...................................           (90)            (86)               (31)          (24)
---------------------------------------------------------------------------------------------------------------------
Net benefit obligation at end of year.................        $1,382          $1,516              $ 357         $ 378
---------------------------------------------------------------------------------------------------------------------

     Changes in the Company's benefit plan assets are summarized as follows for 1999 and 1998:

---------------------------------------------------------------------------------------------------------------------
                                                                                                      Other
                                                              Pension Benefits               Postretirement Benefits
                                                      ---------------------------------------------------------------
(Millions of Dollars)                                       1999            1998                1999          1998
---------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at beginning of year........        $1,557          $1,390              $   -         $   -
Actual return on plan assets..........................           254             249                  -             -
Employer contributions................................            30               4                 31            24
Gross benefits paid...................................           (90)            (86)               (31)          (24)
---------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year..............        $1,751          $1,557              $   -         $   -
---------------------------------------------------------------------------------------------------------------------

     The components of funded status of the benefit plans for 1999 and 1998 are as follows:


---------------------------------------------------------------------------------------------------------------------
                                                                                                      Other
                                                              Pension Benefits               Postretirement Benefits
                                                      ---------------------------------------------------------------
(Millions of Dollars)                                       1999            1998                1999          1998
---------------------------------------------------------------------------------------------------------------------
Funded status at end of year..........................         $ 369           $  41              $(357)        $(378)
Unrecognized net actuarial gain.......................          (747)           (399)               (18)          (20)
Unrecognized prior service cost (credit)..............           111              71                (53)          (36)
Unrecognized net transition obligation................            (8)            (10)                 -             -
---------------------------------------------------------------------------------------------------------------------
Net liability recognized at end of year...............         $(275)          $(297)             $(428)        $(434)
---------------------------------------------------------------------------------------------------------------------

     In 1999 and 1998, $26 million and $24 million, respectively, of total pension and other postretirement liability were reclassified as a current liability. Amounts recognized for the benefit plan liabilities in the statement of consolidated financial position for 1999 and 1998 consist of:



---------------------------------------------------------------------------------------------------------------------
                                                                                                      Other
                                                              Pension Benefits               Postretirement Benefits
                                                      ---------------------------------------------------------------
(Millions of Dollars)                                       1999            1998                1999          1998
---------------------------------------------------------------------------------------------------------------------
Prepaid benefit cost..................................         $   2           $   2              $   -         $   -
Accrued benefit cost..................................          (277)           (299)              (428)         (434)
Additional minimum liability..........................           (31)            (14)                 -             -
Intangible asset......................................            28              14                  -             -
Accumulated other comprehensive income................             3               -                  -             -
---------------------------------------------------------------------------------------------------------------------
Net liability recognized at end of year...............         $(275)          $(297)             $(428)        $(434)
---------------------------------------------------------------------------------------------------------------------

          The components of the Company's net periodic pension costs for the years ended December 31, 1999, 1998 and 1997 were as follows:


-----------------------------------------------------------------------------------------------------------------------------
                                                                                                             Other
                                                                Pension Benefits                    Postretirement Benefits
                                                  ---------------------------------------------------------------------------
                                                        1999          1998          1997            1999      1998      1997
-----------------------------------------------------------------------------------------------------------------------------
Service cost......................................        $  26         $  20         $  16         $   4     $   4     $   4
Interest cost.....................................           98           100            87            25        25        26
Expected return on assets.........................         (116)         (107)          (81)            -         -         -
Amortization of:
  Transition obligation...........................           (2)            3             3             -         -         -
  Prior service cost (credit).....................           11             8             7            (3)       (3)       (3)
Actuarial gain (loss).............................           (9)            3            (9)           (1)       (1)       (2)
-----------------------------------------------------------------------------------------------------------------------------
Total net periodic benefit cost...................        $   8         $  27         $  23         $  25     $  25     $  25
-----------------------------------------------------------------------------------------------------------------------------

          As of year-end 1999 and 1998, approximately 25% and 31%, respectively, of the funded plans' assets were held in fixed-income and short-term securities, with the remainder in equity securities.

          The weighted-average actuarial assumptions for the years ended December 31, 1999, 1998 and 1997 were as follows:


--------------------------------------------------------------------------------------------------------------------------
                                                                                                         Other
                                                            Pension Benefits                    Postretirement Benefits
                                                 -------------------------------------------------------------------------
                                                      1999         1998       1997            1999       1998       1997
--------------------------------------------------------------------------------------------------------------------------
Discount rate....................................         8.0%       6.75%       7.0%            8.0%      6.75%       7.0%
Expected return on plan assets...................        10.0         9.0        9.0             N/A        N/A        N/A
Rate of compensation increase....................         5.0        4.75        5.0             5.0       4.75        5.0
Health care cost trend:
  Current........................................         N/A         N/A        N/A             7.7        9.0        9.0
  Level in 2005..................................         N/A         N/A        N/A             5.5        4.5        4.5
--------------------------------------------------------------------------------------------------------------------------

     Assumed health care cost trend rates have a significant effect on the amount reported for health care plans. A one-percentage point change in the assumed health care cost trend rates would have the following effects:

--------------------------------------------------------------------------------------------------------------
                                                                       One percentage         One percentage
(Millions of Dollars)                                                  point increase         point decrease
--------------------------------------------------------------------------------------------------------------
   Effect on total service and interest cost components.............          $ 3                   $   (3)
   Effect on postretirement benefit obligation......................           34                      (29)
--------------------------------------------------------------------------------------------------------------

9. Capital Stock and Dividend Restrictions - The Board of Directors of the Registrant has restricted the availability of retained earnings for payment of dividends by $131 million. This represents (a) the amount by which the estimated fair value of the Registrant's investment in its non-transportation subsidiaries, as determined by the Board of Directors of the Registrant, exceeded the net book value of such investment, which was transferred to the Corporation by means of a dividend in June 1971 ($110 million) and (b) the amount by which the fair market value exceeded the book value of certain investment securities which were transferred to the Corporation by means of a dividend in November 1972 ($21 million).

          The Company's capital structure consists of Class A Stock and Common Stock. The Class A Stock is entitled to a cash dividend whenever a dividend is declared on the Common Stock, in an amount which equals 8 percent of the sum of the dividends on both the Class A Stock and the Common Stock. However, dividends may be declared and paid on the Class A Stock only when there is unappropriated available income in respect of prior calendar years which is sufficient to make a sinking fund payment equal to 25 percent of such dividend for the benefit of the MKT Debentures or the Certificates (Note 6). To the extent that dividends are paid on the Common Stock but not the Class A Stock because the amount of unappropriated available income is insufficient to make such a sinking fund payment, a special cash dividend on the Class A Stock shall be paid when sufficient unappropriated available income exists to make the sinking fund payment. Such insufficiency does not affect the Company's right to declare dividends on the Common Stock. For calendar year 1998, the Company did not have sufficient available income to declare a special cash dividend on the Class A Stock (Note 6). Dividends in arrears on the Class A Stock total $99 million.

          The number of shares shown in the Statement of Changes in Stockholders' Equity on page F-6 excludes 2,665 shares of Common Stock and 232 shares of Class A Stock owned by Southern Pacific Rail Corporation, whose results are included in the consolidated financial statements.

10. Commitments and Contingencies - There are various claims and lawsuits pending against the Company. The Company is also subject to federal, state and local environmental laws and regulations, pursuant to which it is currently participating in the investigation and remediation of numerous sites. In addition, the Company periodically enters into financial and other commitments in connection with its business, and has retained certain contingent liabilities upon the disposition of formerly-owned operations.
    It is not possible at this time for the Company to determine fully the effect of all unasserted claims on its consolidated financial condition, results of operations or liquidity; however, to the extent possible, where unasserted claims can be estimated and where such claims are considered probable, the Company has recorded a liability. The Company does not expect that any known lawsuits, claims, environmental costs, commitments or guarantees will have a material adverse effect on its consolidated financial condition, results of operations or liquidity. Certain potentially significant contingencies relating to the Company are detailed below:

    Customer Claims - Some customers have submitted claims for damages related to shipments delayed by the Railroad as a result of congestion problems in 1997 and 1998, and certain customers have filed lawsuits seeking relief related to such delays. Some customers also asserted that they have the right to cancel contracts as a result of alleged material breaches of such contracts by the Railroad. The Company accrued amounts for these claims in 1998 and 1997. No additional amounts were accrued in 1999.

    Environmental Issues - For environmental sites where remediation costs can be reasonably determined, and where such remediation is probable, the Company has recorded a liability. At December 31, 1999, the Company had accrued $197 million for estimated future environmental costs and believes it is reasonably possible that actual environmental costs could be lower or significantly higher than the recorded reserve.

    Shareholder Lawsuits - The Corporation and certain of its directors and officers (who are also directors of the Railroad) are defendants in two purported class actions that have been consolidated into one proceeding. The consolidated complaint alleges, among other things, that the Corporation violated the federal securities laws by failing to disclose material facts and making materially false and misleading statements concerning the service, congestion and safety problems encountered following the Corporation's acquisition of Southern Pacific in 1996. These lawsuits were filed in late 1997 in the United States District Court for the Northern District of Texas and seek to recover unspecified amounts of damages. Management believes that the plaintiffs' claims are without merit and has been defending them vigorously. The defendants moved to dismiss this action, and the motion was briefed and submitted to the Court for decision in 1998. In February 2000, prior to a ruling on the motion, the parties jointly advised the Court that they were engaged in discussions concerning the possible settlement of the action and asked the Court to defer ruling on the motion to dismiss pending the outcome of these discussions. The Court entered an order dated February 29, 2000 agreeing to such deferral, subject to the motion of either party to reactivate the action and the pending motion to dismiss at any time. Although settlement discussions are proceeding in good faith, there can be no assurance that they will be successful.

          In addition to the class action litigation, a purported derivative action was filed on behalf of the Corporation and the Railroad in September 1998 in the District Court for Tarrant County, Texas, naming as defendants the then-current and certain former directors of the Corporation and the Railroad and, as nominal defendants, the

    Corporation and the Railroad. The derivative action alleges, among other things, that the named directors breached their fiduciary duties to the Corporation and the Railroad by approving and implementing the Southern Pacific merger without informing themselves of its impact or ensuring that adequate controls were put in place and by causing UPC and the Railroad to make misrepresentations about the Railroad's service problems to the financial markets and regulatory authorities. The Corporation's Board of Directors established a special litigation committee consisting of three independent directors to review the plaintiff's allegations and determine whether it is in UPC's best interest to pursue them. In February 1999, the committee rendered its report, in which it unanimously concluded that further prosecution of the derivative action on behalf of the Corporation and the Railroad is not in the best interest of either such company. Accordingly, the Corporation and the Railroad have filed a motion with the Court to dismiss the derivative action. The plaintiff has not yet responded to the motion. The individual defendants also believe that these claims are without merit and intend to defend them vigorously.

11. Other Income - Other income included the following:

--------------------------------------------------------------------------------------------------------------------
(Millions of Dollars)                                                       1999            1998            1997
--------------------------------------------------------------------------------------------------------------------
Net gain on asset dispositions.......................................          $  71           $ 124           $ 102
Rental income........................................................             63              55              75
Interest income......................................................             10              20              15
Other - net..........................................................            (29)            (13)            (20)
--------------------------------------------------------------------------------------------------------------------
  Total..............................................................          $ 115           $ 186           $ 172
--------------------------------------------------------------------------------------------------------------------

12. Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued Statement No.133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), that would have been effective January 1, 2000. In June 1999, the Financial Accounting Standards Board issued Statement No. 137, "Accounting for Derivatives Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" postponing the effective date for implementing FAS 133 to fiscal years beginning after June 15, 2000. While management is still in the process of determining the full effect FAS 133 will have on the Company's financial statements, management has determined that FAS 133 will increase the volatility of the Company's asset, liability and equity (comprehensive income) positions as the change in the fair market value of all financial instruments the Company uses for fuel hedging purposes will, upon adoption of FAS 133, be recorded in the Company's Statement of Financial Position (Note 4). In addition, to the extent fuel hedges are ineffective due to pricing differentials resulting from the geographic dispersion of the Company's operations, income statement recognition of the ineffective portion of the hedge position will be required. Management does not anticipate that the final adoption of FAS 133 will have a material impact on Company's consolidated financial statements

13. Quarterly Financial Information (Unaudited) - Selected unaudited quarterly financial information for the Company for 1999 and 1998 are as follows:


--------------------------------------------------------------------------------------------------------------------
(Millions of Dollars)                               Mar. 31         Jun. 30         Sep. 30        Dec. 31   Total
--------------------------------------------------------------------------------------------------------------------
     Operating                           1999        $2,479          $2,491          $2,606      $2,600      $10,176
     Revenues: [a]                       1998         2,284           2,317           2,360       2,407        9,368
--------------------------------------------------------------------------------------------------------------------
     Operating                           1999           364             437             515         506        1,822
     Income (Loss):[a]                   1998            53            (117)            225         272          433
--------------------------------------------------------------------------------------------------------------------
     Net Income                          1999           149             206             234         265          854
     (Loss):[a]                          1998           (32)           (122)             67         114           27
--------------------------------------------------------------------------------------------------------------------

[a] 1998 results were negatively impacted by congestion (see Service Recovery on page F-23).

14. Comprehensive Income - The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" in 1998.

          The components of comprehensive income were as follows:

------------------------------------------------------------------------------------------------------------------
Millions of Dollars                                                        1999           1998           1997
------------------------------------------------------------------------------------------------------------------
Net Income..........................................................          $ 854           $  27          $ 620
Other comprehensive income (loss):
  Minimum pension liability adjustment
     (net of tax benefit of $1).....................................             (2)              -              -
 Change in accumulated translation adjustment
     (net of tax benefit of $2).....................................             (4)              -              -
------------------------------------------------------------------------------------------------------------------
Total comprehensive income..........................................          $ 848           $  27          $ 620
------------------------------------------------------------------------------------------------------------------

15.  Stock Options and Other Stock Plans

     Options - The Railroad participates in the Corporation's stock incentive programs. The Corporation applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its stock plans. Pursuant to the Corporation's stock option and retention stock plans for officers and key employees, 4,807,783, 4,493,578 and 8,997,375 common shares were available for grant at December 31, 1999, 1998 and 1997, respectively. Options are granted at market value on the grant date and are exercisable for a period of 10 years from the grant date. Options generally become exercisable no earlier than one year after grant.

     Retention Stock - The plans provide for awarding retention shares of common stock or stock units (the right to receive shares of common stock) to eligible employees. These awards are subject to forfeiture if employment terminates during the prescribed retention period or, in some cases, if certain prescribed stock price or other financial criteria are not met. During 1999, 18,700 retention shares and stock units were issued at a weighted-average fair value of $53.03. During 1998, 253,736 retention shares were issued at a weighted-average fair value of $50.87. No retention shares were issued in 1997. A portion of the retention awards issued in 1999 and 1998 are subject to stock price or performance targets. The cost of retention shares is amortized to expense over the vesting period. In 1999, 1998 and 1997, UPC expensed approximately $2 million, $12 million and $18 million, respectively, to amortize Railroad retention stock awards.

     Executive Stock Purchase Incentive Plan - The Corporation adopted the plan effective October 1, 1999 in order to encourage and facilitate ownership of common stock by officers and other key executives of the Corporation and its subsidiaries and allow the plan participants to share in the same risks and rewards as the Corporation's other shareholders. Under the plan, the Railroad participants purchased a total of 542,000 shares of the Corporation's common stock with the proceeds of 6.02% interest-bearing, full recourse loans from the Corporation. Loans totaled $25 million. Deferred cash payments will be awarded to the participants to repay interest and the loan principal if certain performance and retention criteria are met within a forty-month period ending January 1, 2003. The 1999 expense amortization attributable to Railroad participants was $1.3 million.

     Determination of Fair Value of Options - The fair value of each stock option granted is estimated for the determination of pro forma expense using a Black-Scholes option-pricing model. The expense impact of the option grant is reflected in pro forma results over the options' vesting period and is determined as of the date of grant. During 1999, 40,750 options were granted at a weighted-average option price of $54.35. The pro forma expense determination for options granted in 1999 was valued using the following weighted-average assumptions: dividend yield of 1.8%, risk-free interest rate of 6.4%, expected option period of four years, and volatility of 28.3%. During 1998, 14,920,920 options were granted at a weighted-average option price of $53.27. The pro forma expense determination for options granted in 1998 was based on the following weighted-average assumptions: dividend yield of 1.8%, risk-free interest rate of 4.5%, expected option period of four years, and volatility of 24.2%. The weighted-average fair value of options granted in 1999 and 1998 was $14.84 and

     $11.73, respectively. There were no options granted during 1997. Pro forma net income (loss) for 1999, 1998 and 1997 including compensation expense for options that vested in each year was $805, $(6) and $607, respectively.

          Changes in common stock options outstanding were as follows:


-----------------------------------------------------------------------------------------------------------
                                                                                        Weighted-Average
                                                                        Shares            Option  Price
                                                                     Under Option           Per Share
 -----------------------------------------------------------------------------------------------------------
Balance December 31, 1996.......................................          6,112,726                  $43.13
Granted.........................................................                  -                       -
Exercised.......................................................           (694,775)                  32.15
Expired/Surrendered.............................................            (70,862)                  52.84
-----------------------------------------------------------------------------------------------------------
Balance December 31,1997........................................          5,347,089                  $44.41
-----------------------------------------------------------------------------------------------------------
Granted [a].....................................................         14,920,920                  $53.27
Exercised.......................................................           (208,984)                  24.52
Expired/Surrendered.............................................            (44,686)                  56.17
-----------------------------------------------------------------------------------------------------------
Balance December 31, 1998.......................................         20,014,339                  $51.19
-----------------------------------------------------------------------------------------------------------
Granted.........................................................             40,750                  $54.35
Exercised.......................................................           (276,656)                  28.34
Expired/Surrendered.............................................           (196,300)                  53.04
-----------------------------------------------------------------------------------------------------------
Balance December 31, 1999.......................................         19,582,133                  $51.51
-----------------------------------------------------------------------------------------------------------

  [a] During 1998, the Corporation implemented a broad-based option program that granted each Railroad employee 200 options at $55.00 per share. This program resulted in 11,124,000 new options in 1998.

     Stock options outstanding at December 31, 1999 were as follows:


-------------------------------------------------------------------------------------------------------------
                                                    Number of       Weighted- Average      Weighted-Average
                                                     Options       Years to Expiration       Option Price
 -------------------------------------------------------------------------------------------------------------
Range of Option Prices:
 $6.02 to $42.87...............................        2,300,728                      4                $34.40
 $45.69 to $48.19..............................        3,419,220                      9                 47.42
 $52.88 to $60.71..............................       13,862,185                      8                 55.37
-------------------------------------------------------------------------------------------------------------
Balance December 31, 1999......................       19,582,133                      8                $51.51
-------------------------------------------------------------------------------------------------------------

     Stock options exercisable at December 31, 1999 were as follows:

-------------------------------------------------------------------------------------------------------------
                                                    Number of       Weighted- Average      Weighted-Average
                                                     Options       Years to Expiration       Option Price
 -------------------------------------------------------------------------------------------------------------
Range of Option Prices:
 $6.02 to $42.87...............................        2,184,062                      4                $34.11
 $45.69 to $48.19..............................        3,417,220                      9                 47.42
 $52.88 to $60.71..............................       13,050,655                      8                 55.27
-------------------------------------------------------------------------------------------------------------
Balance December 31, 1999......................       18,651,937                      8                $51.36
-------------------------------------------------------------------------------------------------------------

          UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY
                            AND AFFILIATE COMPANIES

         MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS
                             1999 COMPARED TO 1998

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

Net Income - During 1999, the Railroad continued the earnings improvements that began in the third quarter of 1998. The Railroad continued to benefit from the service recovery process implemented in 1997 and 1998 described on page F-23. Rail operations reported net income of $854 million compared to net income of $27 million in 1998. The increase resulted from improved operations and service levels, increased revenues in all commodity lines and lower operating costs.

Operating Revenues - Rail operating revenues increased $808 million (9%) to $10.2 billion. Revenue carloads increased 7% over 1998 with gains in each commodity group. The increase in revenue carloads resulted from improved service, market share recovery and a strong economy.

    The following tables summarize the year-over-year change in rail commodity revenue, carloads and average revenue per car by commodity type:

---------------------------------------------------------------------------
 Commodity Revenue
 In Millions of Dollars                        1999      1998     % Change
---------------------------------------------------------------------------
 Agricultural............................    $1,419    $1,303            9
 Automotive..............................     1,048       937           12
 Chemicals...............................     1,595     1,535            4
 Energy..................................     2,168     1,996            9
 Industrial Products.....................     1,896     1,785            6
 Intermodal..............................     1,725     1,516           14
---------------------------------------------------------------------------
 Total...................................    $9,851    $9,072            9
---------------------------------------------------------------------------

 Revenue Carloads
 In Thousands                                  1999      1998     % Change
---------------------------------------------------------------------------
 Agricultural............................       911       840            8
 Automotive..............................       707       641           10
 Chemicals...............................       930       899            3
 Energy..................................     1,872     1,767            6
 Industrial Products.....................     1,398     1,320            6
 Intermodal..............................     2,738     2,531            8
---------------------------------------------------------------------------
 Total...................................     8,556     7,998            7
---------------------------------------------------------------------------

 Average Revenue Per Car                       1999      1998     % Change
---------------------------------------------------------------------------
 Agricultural............................    $1,558    $1,552            -
 Automotive..............................     1,481     1,461            1
 Chemicals...............................     1,715     1,708            -
 Energy..................................     1,158     1,130            2
 Industrial Products.....................     1,357     1,352            -
 Intermodal..............................       630       599            5
---------------------------------------------------------------------------
 Total...................................    $1,151    $1,134            2
---------------------------------------------------------------------------

Agricultural - Revenue increased 9%, reflecting an 8% improvement in carloads. Carloads increased primarily due to stronger exports and improved service levels, which resulted in increased shipments of wheat, corn, meals and oils, fresh products and beverages. Carloads also increased due to pre-harvest shipments of stored crops to clear storage. Average revenue per car was flat, as longer hauls in meals and oils and a price increase on wheat shipments were offset by a shift in corn movements to shorter-haul Gulf Coast moves versus longer-haul Pacific Northwest moves.

Automotive - Revenue increased 12%, as a result of a 10% increase in carloads and a 1% rise in average revenue per car. The year-over-year increase was driven by improved market coverage and price increases in a year of record vehicle production. Improvements in service and the negative impact in 1998 of a strike against a major auto manufacturer also contributed to the increase in revenue. These gains were partially offset by the negative impact on rail traffic, due to the implementation of the joint acquisition of Conrail by two other major railroads. Average revenue per car increased 1% due to a change in mix and pricing actions.

Chemicals - A 3% increase in chemical carloads drove a 4% increase in revenue. Shipments increased due to improved service levels and increased demand for plastics, liquid and dry chemicals and phosphorous. These gains were partially offset by lower sulfur moves resulting from decreased production in response to weak demand and a decline in fertilizer moves resulting from depressed demand for U.S. farm commodities. Average revenue per car was level, reflecting traffic improvements in longer-haul plastics, offset by shorter-haul petroleum and export sulfur moves.

Energy - Revenue was up 9%, as a result of a 6% improvement in carloads and a 2% rise in average revenue per car. The volume increase was due to increases in the number of Powder River Basin trains per day, tons per car and average train length. Colorado and Utah volumes also increased, due to improved service. Average revenue per car increased resulting from longer-haul Powder River Basin traffic and an increase in tons per car.

Industrial Products - Revenue increased 6%, due to stronger demand and improved service. Carloads were up 6% because of increases in lumber, stone and cement moves, caused by strong construction demand; shipments of recyclables grew through new business. Gains were partially offset by decreased steel and ferrous scrap carloads, due to higher imports of lower-priced foreign steel and lost volumes from a major steel producer who filed for bankruptcy. Gains were also partially offset by the negative impact on rail traffic, due to the implementation of the joint acquisition of Conrail by two other major railroads.

Intermodal - Revenue increased 14%, driven by an 8% increase in carloads and a 5% increase in average revenue per car. Carloads improved due to strong demand from growth in imports from Asia, service improvements and a new premium service offering. Average revenue per car increased, due to longer-haul shipments and demand-driven price increases.

Operating Expenses - Operating expenses decreased $581 million (7%) to $8.4 billion in 1999. The lower expenses reflected improved operating efficiency and service levels and benefits resulting from the continuing integration of Southern Pacific operations.

Salaries, Wages and Employee Benefits - Labor costs decreased $29 million (1%), due to productivity gains that resulted in reduced crew costs and lower recrew rates, partially offset by increases resulting from volume and inflation and one-time costs recorded in 1999 related to the Southern Pacific merger (see Note 2 to the Consolidated Financial Statements).

Equipment and Other Rents - Expenses decreased $90 million (7%), due primarily to improvements in cycle time as well as lower prices, partially offset by higher volume.

Depreciation - Expenses increased $31 million (3%), reflecting increased capital spending in recent years, partially offset by lower depreciation rates for equipment and track assets. Capital spending totaled $1.8 billion in 1999 compared to $2.0 billion in 1998.

Fuel and Utilities - Expenses were down $9 million (1%). The decrease was driven by lower fuel prices and improved consumption rates, partially offset by higher volume. The Railroad hedged 68% of its fuel consumption for 1999 at an average of 41 cents per gallon (excluding taxes, transportation charges and regional pricing spreads), which decreased fuel costs by $53 million. At December 31, 1999, expected fuel consumption for 2000 was 10% hedged at an average of 40 cents per gallon (excluding taxes, transportation charges and regional pricing spreads). At December 31, 1998, 64% of 1999 expected fuel consumption was hedged (see Note 4 to the Consolidated Financial Statements).

Materials and Supplies - Costs increased $25 million (5%), reflecting higher volumes and increased fleet maintenance.

Casualty Costs - Costs declined $89 million (21%), primarily due to the effect of lower than expected settlement costs. The decline also reflected an insurance refund received in 1999 and decreased costs for repairs on cars from other railroads.

Other Costs - Costs decreased $420 million (33%), reflecting lower state and local taxes (primarily sales and property taxes), and the impact in 1998 of customer claims expense.

Operating Income - Operating income increased $1.4 billion to $1.8 billion in 1999. Both 1999 and 1998 operating income included the impact of one-time costs related to the Southern Pacific merger for severance, relocation and training of employees. The operating ratio in 1999 was 82.1%, 13.3 percentage points better than 1998's 95.4% operating ratio.

Non-Operating Items - Other income decreased $71 million (38%) in 1999, due to the impact in 1998 of a telecommunications contract buyout, sale of a company aircraft, sale of the Southern Pacific headquarters building and an insurance recovery for 1997 flood damage received in 1998. Interest expense increased $15 million (2%) in 1999, as a result of higher average debt levels year-over-year caused by increased borrowings during 1998. Income taxes increased $476 million in 1999, reflecting higher income before income taxes, partially offset by settlements related to prior tax years.

                             1998 COMPARED TO 1997

Service Recovery - Congestion in and around Houston and the coastal areas of Texas and Louisiana (the Gulf Coast region) began in the third quarter of 1997. System congestion started in the Gulf Coast region and spread throughout the system during the third and fourth quarters of 1997, and continued to adversely affect the Railroad's operations and financial results in 1998. In response to its operational difficulties, the Railroad adopted certain measures beginning in 1997 designed to alleviate the congestion problems and improve the efficiency and flexibility of rail operations. To ease system congestion, the Railroad focused on reducing the number of cars on the system and restoring system velocity by hiring additional train and engine employees, accelerating and expanding locomotive purchases and leases, improving management of train crews, and using outside carriers for haulage and train switching in congested areas. In 1998, these efforts were supplemented by the institution of directional running in parts of the Gulf Coast region, establishment of a joint dispatching center in Texas, and extensive track maintenance and capacity expansion efforts in UPRR's Central Corridor and southern tier. While in some cases the Railroad's actions temporarily slowed service, they resulted in improved system velocity. Also in 1998, UPRR instituted several key initiatives including a new long-term strategy to improve the effectiveness of the organization. This effort focused on culture change, business process improvement and decentralization, each of which was designed to improve customer satisfaction, increase employee involvement and improve operational efficiency and financial results. The combination of all of the steps described above (the service recovery process) allowed the Railroad to alleviate congestion and improve operations throughout its system. However, despite these improvements, the Railroad's operations and financial results were significantly impacted by congestion in 1998.

Weather and Other Congestion Issues - During 1998, service in the Railroad's Central Corridor between Chicago and Utah was slowed by track maintenance and capacity expansion work. The Railroad also experienced congestion on its lines in northern California, in the Los Angeles Basin and on the Sunset Route west of El Paso, Texas. This was caused in part by two derailments that occurred in July 1998, tight crew supply and limited track capacity in that region, and the learning curve associated with the integration of the computer system of Southern Pacific in the region with the Railroad's computer system, which commenced in July 1998. The Railroad alleviated this congestion by various measures, including temporarily rerouting trains from this region to other portions of its system. Late in the third quarter and early in the fourth quarter of 1998, the Railroad's operations were also adversely affected by severe weather in the southern portion of its system, including Hurricane Georges, which disrupted operations in New Orleans and other parts of Louisiana at the end of September, heavy rains that moved from northern Texas through Oklahoma and into the Kansas City area in early October, heavy rains that resulted in severe flooding in central and southern Texas later in October, and heavy rains and flooding across parts of Oklahoma and Kansas in early November. The Railroad was able to respond quickly to these problems by rerouting traffic, repairing damages caused by washouts and restoring service without severe or lengthy disruptions to the Railroad's operations, which reflected the success of the Railroad's service recovery process in addressing service and congestion problems. Despite these external difficulties, the Railroad was able to recoup the financial loss generated in the first half of 1998 and reported net income for the full year of 1998.

Net Income - The Railroad returned to profitability in the third quarter of 1998, by posting net income of $67 million after three consecutive quarterly losses, and continued its earnings improvement in the fourth quarter of 1998, posting net income of $114 million, as the Railroad began to see the benefits of implementing its service recovery process. Despite service improvements in the second half of 1998, year-over-year results were significantly affected by the congestion problems discussed above. As a result, the Railroad reported net income of $27 million in 1998 compared to $620 million in 1997.

Operating Revenues - 1998 rail operating revenues were down $613 million over 1997 (6%) to $9.4 billion. Revenue carloads for 1998 of 8.0 million were down 5% from 1997 loads of 8.5 million. These declines resulted from system congestion, which significantly lowered overall train velocity and efficiency, weakening demand for whole grain exports (due to strong worldwide crop yields), and a soft export market caused by the Asian economic crisis. Average revenue per car was down 1% for 1998 at $1,134 per car from $1,149 in 1997, driven by a shift in corn shipments from long-haul Pacific Northwest moves to shorter-haul Gulf Coast traffic and large volumes of empty repositioning moves for intermodal traffic, partially offset by longer-haul coal traffic.

    The following tables summarize the year-over-year change in rail commodity revenue, carloads and average revenue per car by commodity type:

---------------------------------------------------------------------------
 Commodity Revenue
 In Millions of Dollars                        1998       1997    % Change
---------------------------------------------------------------------------
 Agricultural.............................   $1,303     $1,438       (9)
 Automotive...............................      937        950       (1)
 Chemicals................................    1,535      1,715      (10)
 Energy...................................    1,996      1,914        4
 Industrial Products......................    1,785      1,954       (9)
 Intermodal...............................    1,516      1,741      (13)
---------------------------------------------------------------------------
 Total....................................   $9,072     $9,712       (7)
---------------------------------------------------------------------------

---------------------------------------------------------------------------
 Revenue Carloads
 In Thousands                                 1998        1997    % Change
---------------------------------------------------------------------------
 Agricultural............................      840         907       (7)
 Automotive..............................      641         638        -
 Chemicals...............................      899         972       (8)
 Energy..................................    1,767       1,736        2
 Industrial Products.....................    1,320       1,430       (8)
 Intermodal..............................    2,531       2,770       (9)
---------------------------------------------------------------------------
 Total...................................    7,998       8,453       (5)
---------------------------------------------------------------------------

 Average Revenue per Car                      1998        1997    % Change
---------------------------------------------------------------------------
 Agricultural............................   $1,552      $1,585       (2)
 Automotive..............................    1,461       1,490       (2)
 Chemicals...............................    1,708       1,764       (3)
 Energy..................................    1,130       1,102        3
 Industrial Products.....................    1,352       1,366       (1)
 Intermodal..............................      599         629       (5)
---------------------------------------------------------------------------
 Total...................................   $1,134      $1,149       (1)
---------------------------------------------------------------------------

Agricultural - Revenue fell 9% for 1998, as loads finished down 7% and average revenue per car decreased 2%. Low export demand due to strong worldwide crop yields, the Asian economic crisis and falling corn prices caused a decline in corn volumes. System congestion limited traffic for canned and packaged products, fresh fruit and vegetables, beverages, frozen products and food grains. Livestock feed declined 16%, as feed additives were replaced by less expensive corn. These volume declines were partially offset by higher wheat and meals and oils traffic. Average revenue per car declined 2%, as a result of a drop in longer-haul Pacific Northwest corn moves, due to weak export markets.

Automotive - Revenue was down 1%, reflecting flat volume and a 2% decrease in average revenue per car. Finished vehicles volumes were up 3%, reflecting new business and growth in existing business, partially mitigated by the effects of an automotive strike in mid-1998. Parts volumes lost 4% year-over-year, as volumes fell because of the Railroad's equipment shortages. Average revenue per car fell 2%, as a result of the new business that generated a shorter length of haul than existing business.

Chemicals - Carloads fell 8%, and revenues dropped 10% compared to 1997. Congestion-related diversions to truck, barge and other railroads plagued most business lines (especially liquid and dry chemicals and petroleum products). Liquid propane gas traffic was hurt by the introduction of new pipelines, while the Asian crisis significantly reduced the movements of soda ash. In addition, an unplanned furnace shutdown reduced shipments of phosphorous. The 3% decline in average revenue per car was largely due to more short-haul storage-in-transit moves, fewer high-average revenue per car liquid and dry chemical and soda ash moves, and the loss of long-haul business due to system congestion.

Energy - Carloads were up 2%, and revenue was up 4% from 1997 levels. Congestion caused by, among other things, maintenance and capacity expansion in the Central Corridor and diversion of Illinois traffic hampered coal volumes throughout 1998. However, efficiency gains in both Powder River Basin trains per day and train length helped boost year-over-year volumes despite the effects of congestion caused by maintenance and track expansion in the Railroad's Central Corridor. Colorado and Utah volumes increased due to better service performance. The 3% increase in average revenue per car was primarily a result of more high-average revenue per car Powder River Basin traffic.

Industrial Products - Volumes declined 8%, while average revenue per car declined 1%, resulting in a 9% drop in revenues. Volumes continued to be plagued by equipment shortages and service issues caused by slowed local switching and congestion. A large portion of industrial product moves occurred in the Railroad's southern region, where congestion hit hardest, although service levels improved in 1998. Shipments of ferrous scrap and steel were lower due to congestion and higher steel imports. Metallic minerals and paperboard, newsprint and non-metallic products were affected by congestion. In addition, several of the same commodities were also affected by Central Corridor congestion due to, among other things, maintenance and capacity expansion and congestion in the western portion of the Railroad's system, as the final portion of UPRR's computerized operating system was brought on-line in Southern Pacific's western territory in the third quarter of 1998. Average revenue per car fell 1%, due to product mix issues and shortfalls of high-average revenue per car steel traffic, lumber and metallic minerals.

Intermodal - Revenue declined 13% as volumes fell 9% and average revenue per car fell 5%. Congestion-related diversions severely affected several intermodal segments, especially Intermodal Marketing Company/truckload and less-than-truckload/premium. Volumes also suffered from weak exports due to the Asian crisis. A partial offset was increased import volumes from various steamship lines. Average revenue per car fell due to changes in traffic mix and increased volumes of empty repositioning moves caused by equipment imbalances.

Operating Expenses - Operating expenses were $8.9 billion for 1998, $207 million (2%) higher than 1997 operating expenses of $8.7 billion. However, second half 1998 operations improved significantly from the first half of 1998.

    The following statistical table reflects the improvements in the Railroad's operating performance in the second half of 1998:

--------------------------------------------------------------------------------------------------------
                                                1997                               1998
                                   ----------------------------  ---------------------------------------
 Averages, Except Ratios                2Q       3Q       4Q         1Q        2Q        3Q        4Q
--------------------------------------------------------------------------------------------------------
 Seven-Day Loadings (000)........     170.7    165.9    153.6      152.5     154.9     155.3     160.6
 Train Speed (MPH)...............      18.4     15.0     13.2       13.8      14.0      14.4      15.5
 Car Cycle Times (Days)..........      12.7     15.2     17.5       17.6      16.4      15.9      14.4
 Operating Ratio (%).............      80.9     82.0    102.5       97.7     105.1      90.5      88.7
--------------------------------------------------------------------------------------------------------

Salaries, Wages and Employee Benefits - Labor expenses were $140 million (4%) higher than 1997. Slower train speeds increased the recrew rate. Higher recrew rates, inflation and other congestion- and service-related cost overruns contributed to higher labor costs. These higher costs were partially offset by lower volumes (gross-ton miles were down 4%) and the elimination of duplicative positions as part of the Southern Pacific merger implementation.

Equipment and Other Rents - Expenses were up $19 million (1%) versus 1997. Cycle times were up 2 days from 1997 causing the Railroad to rent more equipment due to the decrease in equipment utilization. Locomotives leased to alleviate congestion and support service recovery also increased equipment costs, as slower train speeds lowered locomotive utilization and increased the need for additional locomotive power. However, these increases were partially offset by lower traffic levels due to congestion-related volume shortfalls.

Depreciation - Expense grew $31 million (3%) to $1.0 billion, driven by the Railroad's extensive capital programs in 1997 and 1998. The Railroad spent over $2.0 billion on capital projects in 1998 (including $400 million of SP integration projects).

Fuel and Utilities - Expenses were down $195 million (20%) from 1997. A reduction of 4% in gross-ton miles year-over-year generated volume-related fuel savings of $36 million versus 1997. Prices were down 9 cents per gallon to 62 cents, saving $106 million. The fuel consumption rate of 1.39 gallons per thousand gross-ton miles improved 2% from 1997's 1.42, lowering the Railroad's fuel costs by $23 million. Hedges of 57% of 1998 fuel volumes increased fuel costs by $87 million, or 8 cents per gallon (included in the cost per gallon information above).

Materials and Supplies - Costs for 1998 were down $2 million from 1997 to $513 million caused by favorable contract pricing from economies of scale achieved from the Southern Pacific merger and lower material transportation costs, reflecting UPRR's ability to move materials on its rail system rather than by truck, partially offset by increased fleet maintenance.

Casualty Costs - Costs decreased $9 million to $423 million in 1998. Lower personal injury costs resulted from a decline in average settlement costs and were partially offset by higher insurance and damaged freight costs.

Other Costs - Expenses increased $223 million (21%) from 1997, reflecting increased costs for congestion-related customer claims and liquidated damages on coal contracts. Increased use of trackage rights by competitors and merger-related cost savings on computers and contract pricing partially offset these cost increases.

Operating Income - Operating income of $433 million for 1998 compares to $1.3 billion in 1997, reflecting a year-over-year increase in pre-tax congestion costs and lost revenues, as congestion issues began late in the third quarter of 1997. The operating ratio for 1998 was 95.4%, up 8 points from 1997's 87.4%. Lost revenues and costs related to service performance were the key drivers of the change.

Non-Operating Items - Other income was $14 million above 1997, reflecting increased asset sales and recovery of funds from insurers for 1997 floods. Interest costs were $130 million (28%) unfavorable to 1997 at $603 million, reflecting borrowings to fund capital investments that could not be funded from cash generated at the Railroad due to the effects of system congestion. State and federal income taxes were $343 million less than 1997, the result of lower pre-tax income.

                                 OTHER MATTERS

Personal Injury - The average cost of injury-related claims settled in 1999 continued to decline, decreasing 15% compared to the cost of claims settled in 1998. Annual expenses for the Railroad's personal injury-related events were $228 million in 1999, reflecting lower-than-expected settlement costs, $311 million in 1998 and $328 million in 1997. In 1999, the Railroad's work-related injuries that resulted in lost job time declined 3% compared to 1998. Compensation for work-related accidents is governed by the Federal Employers' Liability Act (FELA). Under FELA, damages are assessed based on a finding of fault through litigation or on out-of-court settlements. The Railroad offers a comprehensive variety of services and rehabilitation programs for employees who are injured at work.

Environmental Costs - The Company generates and transports hazardous and nonhazardous waste in its current and former operations, and is subject to federal, state and local environmental laws and regulations. The Company has identified approximately 400 sites, including 45 sites that are the subject of enforcement actions by the U.S. government, 28 of which are currently on the Superfund National Priorities List, at which it is or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, the Company's ultimate environmental liability may include costs relating to other parties, in addition to costs relating to its own activities at each site.

    As of December 31, 1999, the Company has accrued a liability of $197 million for future costs where its obligation is probable and where such costs can be reasonably estimated. However, the actual costs could be lower or significantly higher. The liability includes future costs for remediation and restoration of sites, as well as for ongoing monitoring costs, but excludes any anticipated recoveries from third parties. Cost estimates are based on information available for each site, financial viability of other potentially responsible parties, and existing technology, laws and regulations. The Company believes that it has adequately accrued for its ultimate share of costs at sites subject to joint and several liability. However, the ultimate liability for remediation is difficult to determine because of the number of potentially responsible parties involved, site-specific cost sharing arrangements with other potentially responsible parties, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites, and/or the speculative nature of remediation costs. The majority of the December 31, 1999 environmental liability is expected to be paid out over the next five years, funded by cash generated from operations.

    Remediation of identified sites previously used in operations, used by tenants or contaminated by former owners required spending of $56 million in 1999, $58 million in 1998, and $46 million in 1997. The Company is also engaged in reducing emissions, spills and migration of hazardous materials, and spent $5 million and $9 million in 1999 and 1998, respectively, for control and prevention. In 2000, the Company anticipates spending $60 million for remediation and $6 million for control and prevention. The impact of current obligations is not expected to have a material adverse effect on the results of operations or financial condition of the Company.

Labor Matters - Approximately 87% of the Railroad's 52,000 employees are represented by rail unions. Under the conditions imposed by the STB in connection with the Southern Pacific acquisition, labor agreements between the Railroad and the unions must be negotiated before the UPRR and Southern Pacific rail systems can be fully integrated. The Railroad has successfully reached agreements with the shopcraft, carmen, clerical and maintenance-of-way unions. By the end of 1999, negotiations with other operating crafts were nearly complete, with only one hub-and-spoke agreement (Los Angeles) left to implement in early 2000. Under the hub-and-spoke concept, all operating employees in a central "hub" are placed under a single set of collective bargaining agreements with the ability to work on the "spokes" running into and out of the hub. Negotiations under the Railway Labor Act for a new national labor agreement for all crafts began in late 1999 and are in the initial stages.

Inflation - The cumulative effect of long periods of inflation has significantly increased asset replacement costs for capital-intensive companies such as the Railroad. As a result, depreciation charges on an inflation-adjusted basis, assuming that all operating assets are replaced at current price levels, would be substantially greater than historically reported amounts.

Financial Instruments - The Company uses derivative financial instruments, which are subject to market risk, in limited instances for other than trading purposes to manage risk related to changes in fuel prices. The Company uses swaps, futures and/or forward contracts to mitigate the downside risk of adverse price movements; however, the use of these instruments also limits future gains from favorable movements (see Note 4 to the Consolidated Financial Statements). The sensitivity analyses presented below illustrate the economic effect that hypothetical changes in interest rates or fuel prices could have on the Company's financial instruments. These hypothetical changes do not consider other factors that would impact actual results.

Interest Rates - The Company manages its overall exposure to fluctuations in interest rates by adjusting the proportion of fixed and floating rate debt instruments within its debt portfolio over a given period. The mix of fixed and floating rate debt is largely managed through the issuance of targeted amounts of each as debt matures or incremental borrowings are required. The Company also obtains additional flexibility in managing interest costs and the interest rate mix within its debt portfolio by issuing callable fixed-rate debt securities.

    The Company has variable-rate debt representing less than 1% of its total debt at December 31, 1999. If interest rates average 10% higher in 2000 than the December 31, 1999 rate, the Company's interest expense would increase by less than $1 million after tax. This amount is determined by considering the impact of the hypothetical interest rates on the balances of the Company's variable-rate debt at December 31, 1999.

    Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in interest rates as of December 31, 1999, and amounts to approximately $125 million at December 31, 1999. The fair values of the Company's fixed-rate debt were estimated by considering the impact of the hypothetical interest rates on quoted market prices and current borrowing rates.

Fuel - Fuel costs are a significant portion of the Company's total operating costs. As a result of the significance of fuel costs and the historical volatility of fuel prices, the Company periodically use swaps, futures and forward contracts to mitigate the impact of fuel price volatility. The purpose of this program is to protect the Company's operating margins and overall profitability from adverse fuel price changes.

    As of December 31, 1999, the Company had hedged approximately 10% of its forecasted 2000 fuel consumption. If fuel prices decrease 10% from the December 31, 1999 level, the corresponding decrease in the value of the Company's fuel hedging contracts would be approximately $5 million after-tax.

Commitments and Contingencies - There are various claims and lawsuits pending against the Company. In addition, the Company is subject to various federal, state and local environmental laws and is currently participating in the investigation and remediation of various sites. A discussion of certain claims, lawsuits, guarantees and contingencies is set forth in Note 10 to the Consolidated Financial Statements.

Year 2000 - The Company experienced no significant problems related to the Year 2000 (Y2K) conversion either internally or with its electronic commerce systems that exchange information with customers, vendors, other railroads and financial institutions. The Company expensed approximately $46 million to convert its systems and does not expect to incur any future expense related to Y2K. The Company's Y2K command center has been demobilized and any subsequent Y2K issues that arise will be handled in the normal course of operations. The Company believes its systems have been successfully modified. Although minor Y2K conversion issues may be uncovered during monthly or quarterly processing cycles, the Company believes that these will be handled by normal support staff, and that any future problems related to Y2K issues would not materially impact operations or financial results.

Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), that would have been effective January 1, 2000. In June 1999, the Financial Accounting Standards Board issued Statement No. 137, "Accounting for Derivatives Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133", postponing the effective date for implementing FAS 133 to fiscal years beginning after June 15, 2000. While management is still in the process of determining the full effect FAS 133 will have on the Company's consolidated financial statements, management has determined that FAS 133 will increase the volatility of the Company's asset, liability and equity (comprehensive income) positions as the change in the fair market value of all financial instruments the Company uses for fuel or interest rate hedging purposes will, upon adoption of FAS 133, be recorded in the Company's Statement of Consolidated Financial Position (see Note 4 to the Consolidated Financial Statements). In addition, to the extent fuel hedges are ineffective due to pricing differentials resulting from the geographic dispersion of the Company's operations, income statement recognition of the ineffective portion of the hedge position will be required. Management does not anticipate that the final adoption of FAS 133 will have a material impact on the Company's consolidated financial statements.

                                A LOOK FORWARD

2000 Business Outlook - The Railroad anticipates revenue growth as it continues to recover market share lost during its service difficulties, as well as from increased demand for transportation and the introduction of new service offerings. Operating efficiency is also anticipated to improve in 2000, as higher train velocity generates improvements in cycle times, lowering costs for equipment and crews. Fuel prices began to rise in late 1999 and are expected to continue to increase in 2000. As a result, the Railroad will continue to look for opportunities to decrease future fuel expense. Ten percent of forecasted 2000 fuel consumption was hedged at December 31, 1999. The Railroad will also continue to implement the Southern Pacific Merger integration plan to achieve the operational and financial benefits associated with the merger.

2000 Capital Investments - The Company's 2000 capital expenditures, debt service requirements and payments related to the integration of Southern Pacific's rail operations are expected to be funded through cash generated from operations, additional debt financings and the sale or lease of various operating and non-operating properties. The Company expects that these sources will continue to provide sufficient funds to meet cash requirements in the foreseeable future. The Company expects to spend between $1.9 billion and $2.1 billion on capital projects in 2000. Capital expenditures will be used to continue capacity expansion on its main lines, maintain tracks and structures, upgrade and augment equipment to better meet customer needs, build infrastructure in the Texas area and develop and implement new technologies.

                            CAUTIONARY INFORMATION

Certain statements in this report are, and statements in other material filed or to be filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) are or will be, forward-looking within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements include, without limitation, statements regarding: expectations as to operational improvements; expectations as to cost savings, revenue growth and earnings; the time by which certain objectives will be achieved; estimates of costs relating to environmental remediation and restoration; expectations as to product applications; expectations that claims, law-suits, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on its consolidated financial position, results of operations or liquidity; and statements concerning projections, predictions, expectations, estimates or forecasts as to the Company's business, financial and operational results, and future economic performance, statements of management's goals and objectives and other similar expressions concerning matters that are not historical facts.

    Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management's good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements.

    Important factors that could cause such differences include, but are not limited to, whether the Company is fully successful in implementing its financial and operational initiatives; industry competition, conditions, performance and consolidation; legislative and/or regulatory developments, including possible enactment of initiatives to re-regulate the rail business; natural events such as severe weather, floods and earthquakes; the effects of adverse general economic conditions, both within the United States and globally; changes in fuel prices; changes in labor costs; labor stoppages; the impact of latent year 2000 systems problems; and the outcome of claims and litigation, including claims arising from environmental investigations or proceedings.

    Forward-looking statements speak only as of the date the statement was made. The Company assumes no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information. If the Company does update one or more forward-looking statements, no inference should be drawn that the Company will make additional updates with respect thereto or with respect to other forward-looking statements.

          UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY
                            AND AFFILIATE COMPANIES


                                 EXHIBIT INDEX


Exhibit Number      Description
--------------      -----------

Filed with this Statement
-------------------------


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

3(a) Amended Certificate of Incorporation of the Company, effective as of February 1, 1998, is incorporated herein by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

3(b) By-Laws of the Company, as amended effective as of November 19, 1998, are incorporated herein by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

4 Pursuant to various indentures and other agreements, the Company has issued long-term debt; however, no such agreement has securities or obligations covered thereby which exceed 10% of the Company's total consolidated assets. The Company agrees to furnish the Commission with a copy of any such indenture or agreement upon request by the Commission.

10(a) Amended and Restated Anschutz Shareholders Agreement, dated as of July 12, 1996, among UPC, UPRR, The Anschutz Company, Anschutz Foundation and Mr. Philip F. Anschutz, is incorporated herein by reference to Annex D to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to UPC's Registration Statement on Form S-4 (No. 33-64707).

10(b) Agreement, dated September 25, 1995, among UPC, UPRR, MPRR, SP, SPT, DRGW, SSW and SPCSL, on the one hand, and Burlington Northern Railroad Company (BN) and The Atchison, Topeka and Santa Fe Railway Company (Santa Fe), on the other hand, is incorporated by reference to Exhibit 10.11 to UPC's Registration Statement on Form S-4 (No. 33-64707).

10(c) Supplemental Agreement, dated November 18, 1995, between UPC, UPRR, MPRR, SP, SPT, DRGW, SSW and SPCSL, on the one hand, and BN and Santa Fe, on the other hand, is incorporated herein by reference to Exhibit 10.12 to UPC's Registration Statement on Form S-4 (No. 33-64707).