Form 10-Q
period 2000-03-31
UNION PACIFIC RAILROAD CO/DE
filed 2000-05-15
CIK 92259

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

                                    - OR -

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

       For the transition period from_______________ to _______________

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

     As of April 28, 2000 the Registrant had outstanding 7,130 shares of Common Stock, $10 par value, and 620 shares of Class A Stock, $10 par value.

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                        UNION PACIFIC RAILROAD COMPANY
                                     INDEX


                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

                                                                     Page Number
                                                                     -----------
Item 1: Consolidated Financial Statements:

        STATEMENT OF CONSOLIDATED INCOME
          For the Three Months Ended March 31, 2000 and 1999........          1

        STATEMENT OF CONSOLIDATED FINANCIAL POSITION
          At March 31, 2000 and December 31, 1999...................          2

        STATEMENT OF CONSOLIDATED CASH FLOWS
          For the Three Months Ended March 31, 2000 and 1999........          3

        STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
          For the Three Months Ended March 31, 2000.................          4

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................        5-9

Item 2: Management's Narrative Analysis of the Results of Operations      10-13

Item 3: Quantitative and Qualitative Disclosures About Market Risk..         13



                              PART II.  OTHER INFORMATION
                              ---------------------------

Item 1: Legal Proceedings...........................................         14

Item 6: Exhibits and Reports on Form 8-K............................         15

Signatures..........................................................         16

                                      (i)

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Consolidated Financial Statements

--------------------------------------------------------------------------------
Statement of Consolidated Income (Unaudited)

Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate
Companies

For the Three Months Ended March 31, 2000 and 1999

-------------------------------------------------------------------------------------
                     Millions of Dollars, Except Ratios                2000     1999
-------------------------------------------------------------------------------------
Operating Revenues   Rail .........................................   $2,637   $2,479
                     ----------------------------------------------------------------
Operating Expenses   Salaries, wages and employee benefits ........      884      905
                     Equipment and other rents ....................      301      311
                     Depreciation .................................      269      258
                     Fuel and utilities  (Note 3) .................      293      178
                     Materials and supplies .......................      144      133
                     Casualty costs ...............................       84      100
                     Other costs ..................................      197      230
                     ----------------------------------------------------------------
                     Total ........................................    2,172    2,115
                     ----------------------------------------------------------------
Income               Operating Income .............................      465      364
                     Other income - net (Note 5) ..................       20       23
                     Interest expense .............................     (151)    (156)
                     ----------------------------------------------------------------
                     Income before Income Taxes ...................      334      231
                     Income taxes .................................     (120)     (82)
                     ----------------------------------------------------------------
                     Net Income ...................................   $  214   $  149
                     ----------------------------------------------------------------
                     Ratio of Earnings to Fixed Charges (Note 6) ..      2.7      2.1
-------------------------------------------------------------------------------------

The accompanying notes to the financial statements are an integral part of these statements.

------------------------------------------------------------------------
Statement of Consolidated Financial Position (Unaudited)
Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate
Companies
------------------------------------------------------------------------

                                                                                   March 31,       Dec. 31,
                         Millions of Dollars                                            2000           1999
-----------------------------------------------------------------------------------------------------------
Assets
                       ------------------------------------------------------------------------------------
Current Assets           Cash and temporary investments.......................       $    43        $    83
                         Accounts receivable (Note 3).........................           438            418
                         Inventories..........................................           315            329
                         Current deferred tax asset...........................            48             48
                         Other current assets.................................            94             78
                       ------------------------------------------------------------------------------------
                         Total................................................           938            956
                       ------------------------------------------------------------------------------------
Investments              Investments in and advances to affiliated companies..           584            657
                         Other investments....................................            94             95
                       ------------------------------------------------------------------------------------
                         Total................................................           678            752
                       ------------------------------------------------------------------------------------
Properties               Cost.................................................        33,847         33,536
                         Accumulated depreciation.............................        (6,681)        (6,490)
                       ------------------------------------------------------------------------------------
                         Net..................................................        27,166         27,046
                       ------------------------------------------------------------------------------------
Other                    Other assets.........................................           132            126
                       ------------------------------------------------------------------------------------
                         Total Assets.........................................       $28,914        $28,880
-----------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
                       ------------------------------------------------------------------------------------
Current Liabilities      Accounts payable.....................................       $   473        $   496
                         Accrued wages and vacation...........................           373            377
                         Accrued casualty costs...............................           348            344
                         Income and other taxes...............................           252            252
                         Debt due within one year.............................           224            210
                         Interest.............................................            85             97
                         Other current liabilities (Note 2)...................           628            669
                       ------------------------------------------------------------------------------------
                         Total................................................         2,383          2,445
                       ------------------------------------------------------------------------------------
Other Liabilities and    Intercompany borrowing from UPC......................         5,282          5,357
Stockholders' Equity     Third-party debt due after one year..................         2,364          2,419
                         Deferred income taxes................................         7,352          7,266
                         Accrued casualty costs...............................           891            911
                         Retiree benefit obligations..........................           678            677
                         Other long-term liabilities (Notes 2 and 7)..........           534            533
                         Redeemable preference shares.........................            25             25
                         Common stockholders' equity (Page 4).................         9,405          9,247
                       ------------------------------------------------------------------------------------
                         Total Liabilities and Stockholders' Equity...........       $28,914        $28,880
-----------------------------------------------------------------------------------------------------------

The accompanying notes to the financial statements are an integral part of these statements.

------------------------------------------------------------------------
Statement of Consolidated Cash Flows (Unaudited)
Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate
Companies
For the Three Months Ended March 31, 2000 and 1999
------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------
                         Millions of Dollars                                        2000          1999
------------------------------------------------------------------------------------------------------
Cash Provided by         Net Income...........................................     $ 214         $ 149
Operations               Non-cash charges to income:
                             Depreciation.....................................       269           258
                             Deferred income taxes............................        87            63
                             Other - net......................................       (73)          (30)
                         Changes in current assets and liabilities............       (84)          (15)
                       -------------------------------------------------------------------------------
                         Cash Provided by Operations..........................       413           425
                       -------------------------------------------------------------------------------
Investing Activities     Capital investments..................................      (359)         (363)
                         Other - net (Note 2).................................        79           (91)
                       -------------------------------------------------------------------------------
                         Cash Used in Investing Activities....................      (280)         (454)
                       -------------------------------------------------------------------------------
Equity and Financing     Debt repaid..........................................       (40)          (37)
Activities               Dividends paid to parent.............................       (57)          (50)
                         Advances from affiliated companies - net.............       (76)          147
                       -------------------------------------------------------------------------------
                         Cash Provided by (Used in) Equity and
                             Financing Activities.............................      (173)           60
                       -------------------------------------------------------------------------------
                         Net Change in Cash and Temporary Investments.........       (40)           31
                         Cash at Begining of Period...........................        83            35
                       -------------------------------------------------------------------------------
                         Cash at End of Period................................     $  43         $  66
------------------------------------------------------------------------------------------------------
Changes in Current       Accounts receivable..................................     $ (20)        $  14
Assets and Liabilities   Inventories..........................................        14            (6)
                         Other current assets.................................       (16)           (2)
                         Accounts, wages and vacation payable.................       (27)           55
                         Debt due within one year.............................        14            (2)
                         Other current liabilities............................       (49)          (74)
                       -------------------------------------------------------------------------------
                         Total................................................     $ (84)        $ (15)
------------------------------------------------------------------------------------------------------

The accompanying notes to the financial statements are an integral part of these statements.

--------------------------------------------------------------------------------
Statement of Changes in Common Stockholders' Equity (Unaudited)
Union Pacific Railroad and Consolidated Subsidiary and Affiliate Companies
For the Three Months Ended March 31, 2000
--------------------------------------------------------------------------------
                              Millions of Dollars
--------------------------------------------------------------------------------

                                                                              Accumulated
                                      [a]       [b]                                 Other
                                   Common   Class A   Paid-in-   Retained   Comprehensive
                                   Shares    Shares    Surplus   Earnings          Income    Total
---------------------------------------------------------------------------------------------------
Balance at December 31, 1999....        -         -    $4,782    $4,471              $(6)   $9,247
---------------------------------------------------------------------------------------------------
Net Income......................                                    214                        214
Other Comprehensive Income:
 Foreign Currency Translation...                                                       1         1
                                                                                            -------
Comprehensive Income............                                                               215
                                                                                            -------
Dividends declared..............                                    (57)                       (57)
---------------------------------------------------------------------------------------------------
Balance at March 31, 2000.......        -         -    $4,782       $4,628           $(5)   $9,405
---------------------------------------------------------------------------------------------------
[a]  Common stock $10.00 par value; 9,200 shares authorized; 4,465 shares issued at beginning and end of period.
[b]  Class A Stock, $10.00 par value; 800 shares authorized; 388 shares issued at beginning and end of period.
---------------------------------------------------------------------------------------------------

The accompanying notes to the financial statements are an integral part of these statements.

        UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY AND
                              AFFILIATE COMPANIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                                  (Unaudited)


1. Responsibilities For Financial Statements - Union Pacific Railroad Company (the Registrant), a Class I railroad incorporated in Delaware and a wholly-owned subsidiary of Union Pacific Corporation (the Corporation or UPC), together with a number of wholly-owned and majority-owned subsidiaries, certain affiliates and various minority-owned companies (collectively, the Company or Railroad), operates various railroad and railroad-related businesses. The Company's rail operations include for all periods the operations of Union Pacific Railroad Company, a Utah corporation and predecessor to the Registrant (UPRR), and the rail operating subsidiaries of Southern Pacific Rail Corporation (Southern Pacific or SP). The consolidated financial statements of the Company are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results for the year ending December 31, 2000. Certain prior year amounts have been reclassified to conform to the 2000 financial statement presentation.

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

          To date the Company has eliminated 3,500 positions and relocated 4,400 employees due to merger implementation activities. The Company recognized a $958 million pre-tax liability as part of the SP purchase price allocation for costs associated with SP's portion of these activities. In addition, the Railroad expects to incur between $20 million and $40 million over the remaining merger implementation period in pre-tax, acquisition-related costs for severing or relocating UPRR employees, disposing of certain UPRR facilities, training and equipment upgrading. Earnings for the three months ending March 31, 2000 and 1999 included $6 million and $9 million after-tax, respectively, for acquisition-related costs for UPRR consolidation activities.

          The components of the merger liability as of March 31, 2000 were as follows:

     ------------------------------------------------------------------------------------------------------
                                                                             Original  Cumulative   Current
     Millions of Dollars                                                      Reserve    Activity   Reserve
     ------------------------------------------------------------------------------------------------------
     Labor protection related to legislated and contractual obligations..        $361        $361       $ -
     Severance costs.....................................................         343         268        75
     Contract cancellation fees and facility and line closure costs......         145         141         4
     Relocation costs....................................................         109          93        16
     ------------------------------------------------------------------------------------------------------
     Total...............................................................        $958        $863       $95
     ------------------------------------------------------------------------------------------------------

     Merger Liabilities - Merger liability activity reflected cash payments for merger consolidation activities and reclassification of contractual obligations from merger liabilities to contractual liabilities. In addition, where merger implementation has varied from the original merger plan, the Company has adjusted the merger liability and the fair value allocation of SP's purchase price to fixed assets to eliminate the variance. Where the merger implementation has caused the Company to incur more costs than were envisioned in the original merger plan, such costs are charged to expense in the period incurred. For the three months ended
     March 31, 2000, the Company charged $4 million against the merger liability. The Company expects that the remaining merger payments will be made over the course of the next 21 months as labor negotiations are completed and implemented, and related merger consolidation activities are finalized.

     Mexican Railway Concession - During 1997, the Company and a consortium of partners were granted a 50-year concession to operate the Pacific-North and Chihuahua Pacific lines in Mexico and a 25% stake in the Mexico City Terminal Company at a price of $525 million. The consortium assumed operational control of both lines in 1998. In March 1999, the Company purchased an additional 13% ownership interest for $87 million from one of its partners. The Company now holds a 26% ownership share in the consortium. The investment is accounted for under the equity method. The Company's portion of the consortium's assets and liabilities is translated into U.S. dollars using the exchange rate in effect at the balance sheet date. The Company's portion of the consortium's net income is translated into U.S. dollars at weighted-average exchange rates prevailing during the year. The resulting translation adjustments are reflected within the stockholders' equity component, accumulated other comprehensive income.

3.   Financial Instruments

     Strategy and Risk - The Company uses derivative financial instruments in limited instances and for other than trading purposes to manage risk as it relates to changes in fuel prices. The Company uses swaps, futures and/or forward contracts to mitigate the downside risk of adverse price movements; however, the use of these instruments also limits future gains from favorable price movements. The purpose of this program is to protect the Company's operating margins and overall profitability from adverse fuel price changes.

     Market and Credit Risk - The Company addresses market risk related to these instruments by selecting instruments whose value fluctuations highly correlate with the underlying item being hedged. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring high credit standards for counterparties and periodic settlements. The total credit risk associated with the Company's counterparties was $24 million at March 31, 2000. The Company has not been required to provide collateral; however, the Company has received collateral relating to its hedging activity where the concentration of credit risk was substantial.

     Determination of Fair Value - The fair market values of the Company's derivative financial instrument positions at March 31, 2000 and December 31, 1999 were determined based upon current fair market values as quoted by recognized dealers or developed based upon the present value of future cash flows discounted at the applicable U.S. treasury rate and swap spread.

          The following is a summary of the Company's derivative financial instruments at March 31, 2000 and December 31, 1999:

     ------------------------------------------------------------------------------------------------------
     Millions                                                                    March 31,     December 31,
     Except Percentages and Average Commodity Prices                                  2000             1999
     ------------------------------------------------------------------------------------------------------
     Fuel Hedging:
         Number of gallons hedged for 2000.................................            95              126
         Percentage of forecasted 2000 fuel consumption hedged.............             9%              10%
         Average price of 2000 hedges outstanding (per gallon) [a].........         $0.40            $0.40
     ------------------------------------------------------------------------------------------------------

     [a]  Excluded taxes, transportation costs, and regional pricing spreads.

          The asset and liability positions of the Company's outstanding derivative financial instruments at March 31, 2000 and December 31, 1999 are as follows:

     ------------------------------------------------------------------------------------------------------
                                                                                 March 31,     December 31,
     Millions of Dollars                                                              2000             1999
     ------------------------------------------------------------------------------------------------------
     Fuel Hedging:
         Gross fair market asset position..................................          $  24            $  22
         Gross fair market (liability) position............................              -                -
     ------------------------------------------------------------------------------------------------------
     Total net asset position..............................................          $  24            $  22
     ------------------------------------------------------------------------------------------------------

          The Company's use of derivative financial instruments for fuel hedging decreased fuel costs by $10 million for the three months ended March 31, 2000 and increased fuel costs by $19 million for the three months ended March 31, 1999.

     Sale of Receivables - The Railroad has sold, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to third parties through a bankruptcy-remote subsidiary (the Subsidiary). The Subsidiary is collateralized by a $66 million note from the Registrant. The amount of receivables sold fluctuates based upon the availability of the designated pool of receivables and is directly affected by changing business volumes and credit risks. At March 31, 2000 and December 31, 1999, accounts receivable are presented net of $576 million of receivables sold.

4. Capital Stock - The number of shares shown in the Common Stock section of the Statement of Changes in Common Stockholders' Equity on page 4 excludes 2,665 shares of Common Stock and 232 shares of Class A Stock owned by Southern Pacific Rail Corporation, an affiliate of the Registrant, whose results are included in the consolidated financial statements.

5. Other Income - Other income included the following for the three months ended March 31, 2000 and 1999:

          --------------------------------------------------------------------------------------------------
                                                                                Three Months Ended March 31,
                                                                                ----------------------------
          Millions of Dollars                                                         2000           1999
          --------------------------------------------------------------------------------------------------
          Net gain on asset dispositions......................................       $  10          $  11
          Rental income.......................................................          14             12
          Interest income.....................................................           1              2
          Other - net.........................................................          (5)            (2)
          --------------------------------------------------------------------------------------------------
          Total...............................................................       $  20          $  23
          --------------------------------------------------------------------------------------------------

6. Ratio of Earnings to Fixed Charges - The ratio of earnings to fixed charges has been computed on a consolidated basis. Earnings represent net income less equity in undistributed earnings of unconsolidated affiliates, plus income taxes and fixed charges. Fixed charges represent interest, amortization of debt discount and the estimated interest portion of rental charges.

7. Commitments and Contingencies - There are various claims and lawsuits pending against the Company. The Company is also subject to federal, state and local environmental laws and regulations, pursuant to which it is currently participating in the investigation and remediation of numerous sites. In addition, the Company periodically enters into financial and other commitments in connection with its business, and has retained certain contingent liabilities upon the disposition of formerly owned operations. It is not possible at this time for the Company to determine fully the effect of all unasserted claims on its consolidated financial condition, results of operations or liquidity; however, to the extent possible, where unasserted claims can be estimated and where such claims are considered probable, the Company has recorded a liability. The Company does not expect that any known lawsuits, claims, environmental costs, commitments or guarantees will have a material adverse effect on its consolidated financial condition, results of operations or liquidity. Certain potentially significant contingencies relating to the Company are detailed below:

     Customer Claims - Some customers have submitted claims for damages related to shipments delayed by the Railroad as a result of congestion problems in 1997 and 1998, and certain customers have filed lawsuits seeking relief related to such delays. Some customers also asserted that they have the right to cancel contracts as a result of alleged material breaches of such contracts by the Railroad. The Company accrued amounts for these claims in 1997 and 1998. No additional amounts were accrued in 1999 or the three months ended March 31, 2000.

     Environmental Issues - For environmental sites where remediation costs can be reasonably determined, and where such remediation is probable, the Company has recorded a liability.

     Shareholder Lawsuits - The Corporation and certain of its directors and officers (who are also directors of the Railroad) are defendants in two purported class actions that have been consolidated into one proceeding. The consolidated complaint alleges, among other things, that the Corporation violated the federal securities laws by failing to disclose material facts and making materially false and misleading statements concerning the service, congestion and safety problems encountered following the Corporation's acquisition of Southern Pacific in 1996. These lawsuits were filed in late 1997 in the United States District Court for the Northern District of Texas and seek to recover unspecified amounts of damages. Management believes that the plaintiffs' claims are without merit and has been defending them vigorously. The defendants moved to dismiss this action, and the motion was briefed and submitted to the Court for decision in 1998. In February 2000, prior to a ruling on the motion, the parties jointly advised the Court that they were engaged in discussions concerning the possible settlement of the action and asked the Court to defer ruling on the motion to dismiss pending the outcome of these discussions. The Court entered an order dated February 29, 2000, agreeing to such deferral, subject to the motion of either party to reactivate the action and the pending motion to dismiss at any time. Although settlement discussions are proceeding in good faith, there can be no assurance that they will be successful.

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

8. Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), that would have been effective January 1, 2000. In June 1999, the Financial Accounting Standards Board issued Statement No. 137, "Accounting for Derivatives Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" postponing the effective date for implementing FAS 133 to fiscal years beginning after June 15, 2000. Management has determined that FAS 133 will increase the volatility of the Company's asset, liability and equity (comprehensive income) positions as the change in the fair market value of all financial instruments the Company uses for fuel hedging purposes will, upon adoption of FAS 133, be recorded in the Company's Statement of Financial Position (Note 3). In addition, to the extent fuel hedges are ineffective due to pricing differentials resulting from the geographic dispersion of the Company's operations, income statement recognition of the ineffective portion of the hedge position will be required. Management does not anticipate that the final adoption of FAS 133 will have a material impact on Company's consolidated financial statements.

Item 2.  Management's Narrative Analysis of the Results of Operations

        UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY AND
                              AFFILIATE COMPANIES
                             RESULTS OF OPERATIONS
Three Months ended March 31, 2000 Compared to Three Months ended March 31, 1999


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

Net Income - First quarter 2000 net income of $214 million exceeded 1999 by $65 million (44%). Higher commodity and other revenue, combined with productivity gains, offset higher fuel prices and volume-related costs.

Operating Revenues - Rail operating revenues increased $158 million (6%) to a record $2.6 billion on the strength of a 5% commodity revenue gain. Other revenue gains were the result of higher subsidiary revenues and reduced billing claims from customers and other railroads.

  The following tables summarize the year-over-year change in rail commodity revenue, carloads and average revenue per car by commodity type:


-------------------------------------------------------------------------------
Commodity Revenue                        Three Months Ended March 31,
                                         ----------------------------
In Millions of Dollars                       2000              1999      Change
-------------------------------------------------------------------------------
Agricultural.............................  $  350            $  347          1 %
Automotive...............................     290               253         15 %
Chemicals................................     412               401          3 %
Energy...................................     529               564         (6)%
Industrial Products......................     492               449         10 %
Intermodal...............................     441               388         14 %
-------------------------------------------------------------------------------
Total....................................  $2,514            $2,402          5 %
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Revenue Carloads                         Three Months Ended March 31,
                                         ----------------------------
In Thousands                                 2000              1999      Change
-------------------------------------------------------------------------------
Agricultural.............................     221               223         (1)%
Automotive...............................     199               170         17 %
Chemicals................................     232               225          3 %
Energy...................................     480               477          1 %
Industrial Products......................     355               327          8 %
Intermodal...............................     687               626         10 %
-------------------------------------------------------------------------------
Total....................................   2,174             2,048          6 %
-------------------------------------------------------------------------------

-------------------------------------------------------------------------
                                   Three Months Ended March 31,
                                   ----------------------------
Average Revenue Per Car                2000              1999      Change
-------------------------------------------------------------------------
Agricultural.......................  $1,582            $1,552          2 %
Automotive.........................   1,456             1,491         (2)%
Chemicals..........................   1,777             1,781          --
Energy.............................   1,103             1,183         (7)%
Industrial Products................   1,387             1,373          1 %
Intermodal.........................     642               620          4 %
-------------------------------------------------------------------------
Total..............................  $1,156            $1,173         (1)%
-------------------------------------------------------------------------

Agricultural - Revenue increased despite a slight carload decline. Carloads decreased primarily due to reduced demand across most markets - principally wheat and sweeteners. Partially offsetting these declines was strong export demand for corn, especially to the Pacific Northwest. Average revenue per car was up $30 due primarily to longer hauls.

Automotive - The Railroad recorded its best quarter ever for revenue and carloads. The year-over-year gain resulted from increased share in a market characterized by record vehicle sales. Average revenue per car decreased 2% principally due to greater use of containers, rather than boxcars, to support materials shipments.

Chemicals - Carloads increased due to improved service and increased demand for plastics, liquid and dry chemicals, sulfur, and petroleum gas, partially offset by a decline in fertilizer moves resulting from depressed demand for U.S. farm commodities and the temporary shutdown of a Canadian export facility. Average revenue per car was flat, reflecting lower volumes of high average revenue per car soda ash and low average revenue per car fertilizer.

Energy - The Railroad recorded its best quarter ever for carloads and average trains per day out of the Powder River Basin despite warm winter weather constraining demand. Revenue was down due to lower average revenue per car which was affected by contract pricing provisions with a few major customers which are expected to impact year-over-year revenue comparisons through the third quarter of 2000.

Industrial Products - Revenue increases resulted in the best first quarter ever due to stronger overall demand and improved service. Carloads of steel and ferrous scrap increased as import trade quotas on steel took hold. Increases in lumber, stone, and cement moves resulted from strong construction activity and mild weather.

Intermodal - Revenue increased as a result of increased carloads and higher average revenue per car, a best first quarter ever for revenue and carloads. Carloads improved due to strong growth in imports from Asia and service improvements. Average revenue per car increased as a result of positive mix shifts and demand-driven price increases.

Operating Expenses - Operating expenses were up $57 million (3%), reflecting higher fuel prices and volume costs, partly offset by improved productivity.

Salaries, Wages, and Employee Benefits - Labor costs decreased $21 million (2%) despite a 6% increase in gross ton-miles and a nearly 6% increase in wage and benefit costs. Offsetting these cost increases were merger-related workforce reductions, higher train crew productivity, and lower training expenses.

Equipment and Other Rents - Expenses decreased $10 million (3%), due primarily to improvements in cycle times, lower prices, and increased rent receipts from other railroads. Higher volume costs partially offset the decreases.

Depreciation - Expenses increased $11 million (4%), reflecting the 1999 and first quarter 2000 capital programs. Capital spending totaled $359 million in the first quarter 2000 compared to $363 million in 1999.

Fuel and Utilities - Expenses were up $115 million (65%), driven by higher fuel prices and, to a lesser degree, volume growth. In the first quarter 2000, the Railroad hedged 10% of its fuel consumption at an average of 40 cents per gallon (excluding taxes, transportation charges and regional pricing spreads), lowering fuel costs by $10 million. For the first quarter 1999, fuel consumption was 70% hedged at 41 cents per gallon, which resulted in a $19 million increase in fuel expense. As of March 31, 2000, fuel consumption for the remainder of 2000 is 9% hedged at 40 cents per gallon (see Note 3 to the Consolidated Financial Statements).

Materials and Supplies - Costs increased $11 million (8%), reflecting volume-related increases in locomotive overhauls and running repairs.

Casualty Costs - Costs declined $16 million (16%), primarily due to the effect of lower than expected settlement costs.

Other Costs - Costs decreased $33 million (14%), reflecting cost control initiatives, lower joint facility expenses and productivity gains.

Operating Income - Operating income increased $101 million to $465 million for the first quarter of 2000. The operating ratio in 2000 was 82.4%, 2.9 percentage points better than 1999's 85.3%.

Non-Operating Items - Non-operating income improved $2 million (1%) in 2000 as lower interest expense offset reductions in real estate sales. Income taxes increased $38 million in 2000 reflecting higher income levels partially offset by favorable state tax incentive credits.

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

Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), that would have been effective January 1, 2000. In June 1999, the Financial Accounting Standards Board issued Statement No. 137, "Accounting for Derivatives Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" postponing the effective date for implementing FAS 133 to fiscal years beginning after June 15, 2000. Management has determined that FAS 133 will increase the volatility of the Company's asset, liability and equity (comprehensive income) positions as the change in the fair market value of all financial instruments the Company uses for fuel hedging purposes will, upon adoption of FAS 133, be recorded in the Company's Statement of Financial Position (Note 3). In addition, to the extent fuel hedges are ineffective due to pricing differentials resulting from the geographic dispersion of the Company's operations, income statement recognition of the ineffective portion of the hedge position will be required. Management does not anticipate that the final adoption of FAS 133 will have a material impact on Company's consolidated financial statements.

                             CAUTIONARY INFORMATION

Certain statements in this report are, and statements in other material filed or to be filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) are or will be, forward-looking within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements include, without limitation, statements regarding: expectations as to operational improvements; expectations as to cost savings, revenue growth and earnings; the time by which certain objectives will be achieved; estimates of costs relating to environmental remediation and restoration; expectations as to product applications; expectations that claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on its consolidated financial position, results of operations or liquidity; and statements concerning projections, predictions, expectations, estimates or forecasts as to the Company's and its subsidiaries' business, financial and operational results, and future economic performance, statements of management's goals and objectives and other similar expressions concerning matters that are not historical facts.

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

  Important factors that could cause such differences include, but are not limited to, whether the Company and its subsidiaries are fully successful in implementing their financial and operational initiatives; industry competition, conditions, performance and consolidation; legislative and/or regulatory developments, including possible enactment of initiatives to re-regulate the rail business; natural events such as severe weather, floods and earthquakes; the effects of adverse general economic conditions, both within the United States and globally; changes in fuel prices; changes in labor costs; labor stoppages; the impact of latent year 2000 systems problems; and the outcome of claims and litigation.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Disclosure concerning market risk-sensitive instruments is set forth in Note 3 to the Consolidated Financial Statements included in Item 1 of Part I of this Report and is incorporated herein by reference.

PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings

Surface Transportation Board Matters

Western Coal Traffic League v. Union Pacific Railroad Company. In March 1999, the Western Coal Traffic League ("WCTL"), an association of coal receivers, filed a complaint at the Surface Transportation Board ("STB") alleging that the Railroad's 1997 annual report filed with the STB improperly accounted for certain costs associated with the acquisition of SP and the Railroad's service difficulties. Claiming that this resulted in an overstatement of the Railroad's regulatory variable costs, WCTL asked the STB to direct the Railroad to restate certain schedules in the report. The STB dismissed WCTL's complaint on May 12, 2000. The STB found that the Railroad's accounting had conformed to both applicable generally accepted accounting principles and the Uniform System of Accounts that rail carriers are required to follow.

FMC v. Union Pacific Railroad Company. In October 1997, FMC filed a complaint with the STB challenging 16 different tariff rates, claiming the rates exceeded a reasonable maximum. On May 12, 2000, the STB served a decision finding 15 of the rates excessive. For rates applicable to certain movements of sodium compounds, phosphorus and phosphate rock, the STB found there was no effective modal competition and, with one exception, that the rates exceeded the jurisdictional threshold. The jurisdictional threshold is a statutory restriction against the STB prescribing a rate that results in a revenue-to-variable cost percentage that is less than 180%. Applying its stand-alone cost standard, the STB determined the rates were excessive and prescribed rates from the third quarter of 1997 through 2017 that are the higher of the stand-alone cost or the jurisdictional threshold. The STB ordered the Railroad to pay as reparations for past shipments the difference between the prescribed rates and the tariff rates. For the remaining movement of coke, the STB found that truck competition limits the rate UP can charge and dismissed the complaint as to that rate.

The decision will not have a significant impact on the Railroad's current earnings because the Railroad had accrued for potential reparations. The impact on future revenue is uncertain, as most of the traffic at issue in the decision is now moving under contracts and traffic moving under contract is not affected by the decision. The Railroad is continuing to analyze the decision, including whether to appeal.

Environmental Matters

The U.S. Environmental Protection Agency (EPA) brought a civil action against certain subsidiaries of Southern Pacific, which have been merged into the Company, in the U.S. District Court for the District of Colorado alleging violation of the Clean Water Act and the Oil Pollution Act. The complaint identified seven incidents involving the alleged release of hazardous substances into the waters of the United States and sought civil penalties of $25,000 per day and unspecified injunctive relief to prevent future violations. Six of the seven incidents are related to derailments dating back to 1992. Six of the incidents involve alleged releases from ruptured locomotive fuel tanks, and one incident in 1996 involves an alleged release of sulfuric acid near the Tennessee Pass.

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

       On April 20, 2000, the Registrant filed a Current Report on Form 8-K announcing UPC's financial results for the first quarter of 2000.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: May 15, 2000



                         UNION PACIFIC RAILROAD COMPANY
                         (Registrant)

                         By /s/ Richard J. Putz
                            ---------------------------------------------
                            Richard J. Putz
                            Chief Accounting Officer and Controller
                            (Chief Accounting Officer and Duly Authorized
                            Officer)

           UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY
                            AND AFFILIATE COMPANIES

                                 EXHIBIT INDEX



 Exhibit No.       Description of Exhibits Filed with this Statement
 -----------       -------------------------------------------------

     12            Computation of ratio of earnings to fixed charges

     27            Financial data schedule