Form 10-Q
period 2000-06-30
UNION PACIFIC RAILROAD CO/DE
filed 2000-08-14
CIK 92259

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                     - OR -

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the transition period from            to
                                                 ----------    ----------

                          Commission file number 1-6146

                         UNION PACIFIC RAILROAD COMPANY
             (Exact name of registrant as specified in its charter)

          DELAWARE                                            94-6001323
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

         As of July 31, 2000 the Registrant had outstanding 7,130 shares of Common Stock, $10 par value, and 620 shares of Class A Stock, $10 par value.

         THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                         UNION PACIFIC RAILROAD COMPANY
               AND CONSOLIDATED SUBSIDIARY AND AFFILIATE COMPANIES
                                      INDEX



                          PART I. FINANCIAL INFORMATION


                                                                                              Page Number
                                                                                              -----------
Item 1:  Consolidated Financial Statements:

         STATEMENT OF CONSOLIDATED INCOME (Unaudited)
              For the Three Months Ended June 30, 2000 and 1999.............................       1

         STATEMENT OF CONSOLIDATED INCOME (Unaudited)
              For the Six Months Ended June 30, 2000 and 1999...............................       2

         STATEMENT OF CONSOLIDATED FINANCIAL POSITION
              At June 30, 2000 (Unaudited) and December 31, 1999.............................      3

         STATEMENT OF CONSOLIDATED CASH FLOWS (Unaudited)
              For the Six Months Ended June 30, 2000 and 1999................................      4

         STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
              (Unaudited) For the Six Months Ended June 30, 2000.............................      5

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)..............................    6-11


Item 2:  Management's Narrative Analysis of the Results of Operations........................    12-16

Item 3:  Quantitative and Qualitative Disclosures about Market Risk..........................    16-17


                                        PART II.  OTHER INFORMATION


Item 1:  Legal Proceedings...................................................................     17

Item 6:  Exhibits and Reports on Form 8-K....................................................     17

Signatures...................................................................................     18


                                      (i)

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

STATEMENT OF CONSOLIDATED INCOME (Unaudited)
Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate Companies
For the Three Months Ended June 30, 2000 and 1999
----------------------------------------------------------------------------------

                           Millions of Dollars, Except Ratios                         2000          1999
                           ----------------------------------                         ----          ----
OPERATING REVENUES         Rail...................................................   $2,687        $2,491
                                                                                     ------        ------

OPERATING EXPENSES         Salaries, wages and employee benefits..................      857           874
                           Equipment and other rents..............................      297           304
                           Depreciation..........................................       271           256
                           Fuel and utilities  (Note 3)...........................      294           190
                           Materials and supplies.................................      142           133
                           Casualty costs.........................................       74            84
                           Other costs...........................................       213           213
                                                                                     ------        ------
                           Total..................................................    2,148         2,054
                                                                                     ------        ------
INCOME                     Operating Income.......................................      539           437
                           Other income (Note 5)..................................       22            17
                           Interest expense.......................................     (147)         (155)
                                                                                     ------        ------
                           Income before Income Taxes.............................      414           299
                           Income taxes...........................................     (150)          (93)
                                                                                     ------        ------
                           Net Income.............................................   $  264        $  206
                                                                                     ------        ------
                           Ratio of Earnings to Fixed Charges (Note 6)............      3.1           2.5
                                                                                     ------        ------

   The accompanying notes to the financial statements are an integral part of these statements.

STATEMENT OF CONSOLIDATED INCOME (Unaudited)
Union Pacific Railroad Company
and Consolidated Subsidiary and Affiliate Companies
For the Six Months Ended June 30, 2000 and 1999
--------------------------------------------------------------------------------

                           Millions of Dollars, Except Ratios                         2000         1999
                           ----------------------------------                         ----         ----
OPERATING REVENUES         Rail...................................................   $5,324       $4,970
                                                                                     ------       ------

OPERATING EXPENSES         Salaries, wages and employee benefits..................    1,741        1,779
                           Equipment and other rents..............................      598          615
                           Depreciation...........................................      540          514
                           Fuel and utilities (Note 3)............................      587          368
                           Materials and supplies.................................      286          266
                           Casualty costs.........................................      158          184
                           Other costs............................................      410          443
                                                                                     ------       ------
                           Total..................................................    4,320        4,169
                                                                                     ------       ------
INCOME                     Operating Income.......................................    1,004          801
                           Other income (Note 5)..................................       42           40
                           Interest expense.......................................     (298)        (311)
                                                                                     ------       ------
                           Income before Income Taxes.............................      748          530
                           Income taxes...........................................     (270)        (175)
                                                                                     ------       ------
                           Net Income.............................................   $  478       $  355
                                                                                     ------       ------
                           Ratio of Earnings to Fixed Charges (Note 6)............      3.1          2.3
                                                                                     ------       ------


   The accompanying notes to the financial statements are an integral part of these statements.

STATEMENT OF CONSOLIDATED FINANCIAL POSITION
Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate Companies
----------------------------------------------------------------------------------

                                                                                  (Unaudited)     Dec. 31,
                                                                                     June 30,         1999
                            Millions of Dollars                                          2000
                            -------------------                                    ----------    ---------
ASSETS

Current Assets             Cash and temporary investments.......................   $    46        $    83
                                                                                   -------        -------
                           Accounts receivable (Note 3).........................       390            418
                           Inventories..........................................       315            329
                           Current deferred tax asset...........................        48             48
                           Other current assets.................................        88             78
                                                                                   -------        -------
                           Total................................................       887            956
                                                                                   -------        -------
Investments                Investments in and advances to affiliated companies..       596            657
                           Other investments....................................        95             95
                                                                                   -------        -------
                           Total................................................       691            752
                                                                                   -------        -------
Properties                 Cost.................................................    34,141         33,536
                           Accumulated depreciation.............................    (6,766)        (6,490)
                                                                                   -------        -------
                           Net..................................................    27,375         27,046
                                                                                   -------        -------
Other                      Other assets.........................................       134            126
                                                                                   -------        -------
                           Total Assets.........................................   $29,087        $28,880
                                                                                   -------        -------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities        Accounts payable.....................................   $   537        $   496
                           Accrued wages and vacation...........................       393            377
                           Accrued casualty costs...............................       351            344
                           Income and other taxes...............................       243            252
                           Debt due within one year.............................       206            210
                           Interest.............................................        77             97
                           Other current liabilities............................       597            669
                                                                                   -------        -------
                           Total................................................     2,404          2,445
                                                                                   -------        -------
Other Liabilities and      Intercompany borrowing from UPC......................     5,243          5,357
Stockholders' Equity       Third-party debt due after one year..................     2,293          2,419
                           Deferred income taxes................................     7,467          7,266
                           Accrued casualty costs...............................       850            911
                           Retiree benefit obligations..........................       676            677
                           Other long-term liabilities..........................       501            533
                           Redeemable preference shares.........................        24             25
                           Common stockholders' equity (Page 5).................     9,629          9,247
                                                                                   -------        -------
                           Total Liabilities and Stockholders' Equity...........   $29,087        $28,880
                                                                                   -------        -------


   The accompanying notes to the financial statements are an integral part of these statements.

STATEMENT OF CONSOLIDATED CASH FLOWS (Unaudited)
Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate Companies
For the Six Months Ended June 30, 2000 and 1999
----------------------------------------------------------------------------------

                           Millions of Dollars                                        2000         1999
                           -------------------                                        ----         ----
CASH PROVIDED BY           Net Income............................................. $  478        $  355
OPERATIONS                 Non-cash charges to income:
                               Depreciation.......................................    540           514
                           Deferred income taxes..................................    200           161
                           Other - net............................................   (194)         (161)
                           Changes in current assets and liabilities..............     (9)           74
                                                                                   ------        ------
                           Cash Provided by Operations............................  1,015           943
                                                                                   ------        ------
INVESTING ACTIVITIES       Capital investments....................................   (812)         (802)
                           Other - net............................................     97           (21)
                                                                                   ------        ------
                           Cash Used in Investing Activities......................   (715)         (823)
                                                                                   ------        ------
EQUITY AND FINANCING       Debt repaid ...........................................   (123)         (104)
 ACTIVITIES                Dividends paid to parent...............................   (100)         (100)
                           Advances (to) from affiliated companies - net..........   (114)          118
                                                                                   ------        ------
                           Cash Used in Equity and Financing Activities...........   (337)          (86)
                                                                                   ------        ------
                           Net Change in Cash and Temporary Investments...........    (37)           34
                           Cash at Beginning of Period............................     83            35
                                                                                   ------        ------
                           Cash at End of Period.................................. $   46        $   69
                                                                                   ------        ------
CHANGES IN CURRENT         Accounts receivable.................................... $   28        $   91
ASSETS AND LIABILITIES     Inventories............................................     14             3
                           Other current assets...................................    (10)           (4)
                           Accounts, wages and vacation payable...................     57            89
                           Debt due within one year...............................     (4)           32
                           Other current liabilities..............................    (94)         (137)
                                                                                   ------        ------
                           Total.................................................. $   (9)       $   74
                                                                                   ------        ------


     The accompanying notes to financial statements are an integral part of these statements.

STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY (Unaudited)
Union Pacific Railroad and Consolidated Subsidiary and Affiliate Companies
For the Six Months Ended June 30, 2000
--------------------------------------------------------------------------------

                                                                                        Accumulated
                                              [a]       [b]                                   Other
                                          Common   Class A    Paid-in-   Retained     Comprehensive
Millions of Dollars                       Shares    Shares    Surplus    Earnings             Income    Total
-------------------                       ------    ------    -------    --------     --------------    -----
Balance at December 31, 1999........           -         -     $4,782      $4,471              $(6)    $9,247
                                          ------    ------    -------    --------     --------------    -----

Net Income..........................           -         -          -         478                -        478

Other Comprehensive Income:
   Foreign Currency Translation.....           -         -          -           -                4          4
                                                                                                        -----

Comprehensive Income................           -         -          -           -                -        482

Dividends declared..................           -         -          -        (100)               -       (100)
                                          ------    ------    -------    --------     --------------    -----
Balance at June 30, 2000............           -         -     $4,782      $4,849              $(2)    $9,629
                                          ------    ------    -------    --------     --------------    -----

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

    UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY AND AFFILIATE
                                   COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1. RESPONSIBILITIES FOR FINANCIAL STATEMENTS - Union Pacific Railroad Company (the Registrant), a Class I railroad incorporated in Delaware and a wholly-owned subsidiary of Union Pacific Corporation (the Corporation or
     UPC), together with a number of wholly-owned and majority-owned subsidiaries, certain affiliates and various minority-owned companies (collectively, the Company or Railroad), operates various railroad and railroad-related businesses. The consolidated financial statements of the Company are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three months and six months ended June 30, 2000 are not necessarily indicative of the results for the year ending December 31, 2000.

2.   ACQUISITIONS

     SOUTHERN PACIFIC - UPC consummated the acquisition of Southern Pacific in September 1996. Southern Pacific was acquired for $4.1 billion (60% of the outstanding Southern Pacific common shares were converted into UPC common stock, and the remaining 40% of the outstanding shares were acquired for cash). UPC's investment in Southern Pacific was subsequently pushed down to the Railroad. The acquisition of Southern Pacific has been accounted for using the purchase method of accounting and was fully consolidated into the Company's results beginning October 1996.

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

         To date the Company has eliminated 3,600 positions and relocated 4,500 employees due to merger consolidation activities. The Company recognized a $958 million pre-tax liability as part of the SP purchase price allocation for costs associated with SP's portion of these activities. In addition, the Railroad expects to incur between $10 million and $30 million over the remaining merger implementation period in pre-tax, acquisition-related costs for severing or relocating UPRR employees, disposing of certain UPRR facilities, training and equipment upgrading. Earnings for the three months ending June 30, 2000 and 1999 included $5 million and $8 million after-tax, respectively, and for the six months ending June 30, 2000 and 1999, included $11 million and $17 million after-tax, respectively, for acquisition-related costs for UPRR consolidation activities.

         The components of the merger liability as of June 30, 2000 were as follows:


                                                                               Original   Cumulative    Current
     Millions of Dollars                                                       Reserve     Activity      Reserve
     -------------------                                                       -------     --------      -------
     Labor protection related to legislated and contractual obligations......     $361        $361       $ -
     Severance costs.........................................................      343         269        74
     Contract cancellation fees and facility and line closure costs..........      145         141         4
     Relocation costs........................................................      109          94        15
                                                                                  ----        ----       ---
     Total...................................................................     $958        $865       $93
                                                                                  ----        ----       ---

         Merger liability activity reflects cash payments for merger consolidation activities and reclassification of contractual obligations from merger liabilities to contractual liabilities. In addition, where merger implementation has varied from the original merger plan, the Company has adjusted the merger liability and the fair value allocation of SP's purchase price to fixed assets to eliminate the variance. Where the merger implementation has caused the Company to incur more costs than were envisioned in the original merger plan, such costs are charged to expense in the period incurred. For the three and six months ended June 30, 2000, the Company charged $2 million and $6 million against the merger liability, respectively. The Company expects that the remaining merger payments will be made over the course of the next 18 months as labor negotiations are completed and implemented, and related merger consolidation activities are finalized.

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

     MARKET AND CREDIT RISK - The Company addresses market risk related to these instruments by selecting instruments whose value fluctuations highly correlate with the underlying item being hedged. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring high credit standards for counterparties and periodic settlements. The total credit risk associated with the Company's counterparties was $26 million at June 30, 2000. The Company has not been required to provide collateral; however, the Company has received collateral relating to its hedging activity where the concentration of credit risk was substantial.

     DETERMINATION OF FAIR VALUE - The fair market values of the Company's derivative financial instrument positions at June 30, 2000 and December 31, 1999 were determined based upon current fair market values as quoted by recognized dealers or developed based upon the present value of future cash flows discounted at the applicable U.S. treasury rate and swap spread.

         The following is a summary of the Company's derivative financial instruments at June 30, 2000 and December 31, 1999:

     Millions                                                                    June 30,     December 31,
     Except Percentages and Average Commodity Prices                                 2000             1999
     -----------------------------------------------                             --------     ------------
     Fuel Hedging:
          Number of gallons hedged for 2000............................                63              126
          Percentage of forecasted 2000 fuel consumption hedged.........               9%              10%
          Average price of 2000 hedges outstanding (per gallon) [a].....            $0.40            $0.40
                                                                                    -----            -----

      [a] Excluding taxes, transportation costs, and regional pricing spreads.

         The asset and liability positions of the Company's outstanding derivative financial instruments at June 30, 2000 and December 31, 1999 are as follows:

                                                                                 June 30,     December 31,
     Millions of Dollars                                                             2000             1999
     -------------------                                                         --------     ------------
     Fuel Hedging:
          Gross fair market asset position..............................              $26              $22
          Gross fair market (liability) position........................                -                -
                                                                                    -----            -----
     Total net asset position...........................................              $26              $22
                                                                                    -----            -----

         The Company's use of derivative financial instruments for fuel hedging decreased fuel costs by $10 million for the three months ended June 30, 2000 and had no effect on fuel costs for the three months ended June 30, 1999 and decreased fuel costs by $20 million for the six months ended June 30, 2000 and increased fuel costs by $19 million for the six months ended June 30, 1999.

     SALE OF RECEIVABLES - The Railroad has sold, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to third parties through a bankruptcy-remote subsidiary (the Subsidiary). The Subsidiary is collateralized by a $66 million note from the Registrant. The amount of receivables sold fluctuates based upon the availability of the designated pool of receivables and is directly affected by changing business volumes and credit risks. At June 30, 2000 and December 31, 1999, accounts receivable are presented net of $576 million of receivables sold.

4. CAPITAL STOCK - The number of shares shown in the Common Stock section of the Statement of Changes in Common Stockholders' Equity on page 5 excludes 2,665 shares of Common Stock and 232 shares of Class A Stock owned by Southern Pacific Rail Corporation, an affiliate of the Registrant, whose results are included in the consolidated financial statements.

5. OTHER INCOME - Other income included the following for the three months and six months ended June 30, 2000 and 1999:

                                                                             Three Months Ended June 30,
                                                                             ---------------------------
     Millions of Dollars                                                            2000            1999
     -------------------                                                            ----            ----
     Net gain on asset dispositions..................................                $12              $7
     Rental income...................................................                 15              13
     Interest income.................................................                  2               2
     Other - net.....................................................                 (7)             (5)
                                                                                    ----            ----
     Total...........................................................                $22             $17
                                                                                    ----            ----

                                                                               Six Months Ended June 30,
                                                                               -------------------------
     Millions of Dollars                                                            2000            1999
     -------------------                                                            ----            ----
     Net gain on asset dispositions..................................               $ 22             $18
     Rental income...................................................                 29              25
     Interest income.................................................                  3               4
     Other - net.....................................................                (12)             (7)
                                                                                    ----            ----
     Total...........................................................               $ 42             $40
                                                                                    ----            ----

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

     Customer Claims - Some customers have submitted claims for damages related to shipments delayed by the Railroad as a result of congestion problems in 1997 and 1998, and certain customers have filed lawsuits seeking relief related to such delays. Some customers also asserted that they have the right to cancel contracts as a result of alleged material breaches of such contracts by the Railroad. The Company accrued amounts for these claims in 1997 and 1998. No additional amounts were accrued in 1999 or the six months ended June 30, 2000.

     Environmental Issues - For environmental sites where remediation costs can be reasonably determined, and where such remediation is probable, the Company has recorded a liability.

     Shareholder Lawsuits - UPC and certain of its directors and officers (who are also directors of the Railroad) are defendants in two purported class actions that have been consolidated into one proceeding (the "Class Action"). The consolidated complaint alleges, among other things, that UPC violated the federal securities laws by failing to disclose material facts and making materially false and misleading statements concerning the service, congestion and safety problems encountered following UPC's acquisition of Southern Pacific in 1996. These lawsuits were filed in late 1997 in the United States District Court for the Northern District of Texas and seek to recover unspecified amounts of damages. Management believes that the plaintiffs' claims are without merit and has been defending them vigorously. The defendants moved to dismiss this action, and the motion was briefed and submitted to the Court for decision in 1998. In February 2000, prior to a ruling on the motion, the parties jointly advised the Court that they were engaged in discussions concerning the possible settlement of the action and asked the Court to defer ruling on the motion to dismiss pending the outcome of these discussions. The Court entered an order dated February 29, 2000 agreeing to such deferral, subject to the motion of either party to reactivate the action and the pending motion to dismiss at any time.

         In addition to the Class Action, a purported derivative action was filed on behalf of UPC and the Railroad in September 1998 in the District Court for Tarrant County, Texas, naming as defendants the then-current and certain former directors of UPC and the Railroad and, as nominal defendants, UPC and the Railroad (the "Derivative Action" and together with the Class Action, the "Actions"). The derivative action alleges, among other things, that the named directors breached their fiduciary duties to UPC and the Railroad by approving and implementing the Southern Pacific merger without informing themselves of its impact or ensuring that adequate controls were put in place and by causing UPC and the Railroad to make misrepresentations about the Railroad's service problems to the financial markets and regulatory authorities. UPC's Board of Directors established a special litigation committee consisting of three independent directors to review the plaintiff's allegations and determine whether it was in UPC's best interest to pursue them. In February 1999, the committee rendered its report, in which it unanimously concluded that further prosecution of the derivative action on behalf of UPC and the Railroad was not in the best interest of either such company. Accordingly, UPC and the Railroad have filed a motion with the Court to dismiss the derivative action. The individual defendants also believe that these claims are without merit and have defended them vigorously.

         As of June 28, 2000, counsel for UPC, the Railroad and certain officers and directors of UPC and the Railroad entered into a Memorandum of Understanding, with counsel for the plaintiffs in the Class Action and Derivative Action. The Memorandum of Understanding provides, among other things, that the Class Action will be settled for $34,025,000 in cash (the "Settlement Payment"), the full amount of which is expected to be covered by UPC's insurance carriers. The fees and expenses of counsel for the plaintiffs in the Class Action will be paid out of the Settlement Payment. The Memorandum of Understanding also provides that, in settlement of the Derivative Action, UPC will adopt certain additional procedures which will reinforce its continuing effort to ensure both the effective implementation of its merger with Southern Pacific and its ongoing commitment to rail safety. In addition, in the event of any proposed merger or other transaction involving consolidation of UPC and a rail system of greater than 1,000 miles in length of road, UPC will commission a study, to be completed in advance of any formal application to a U.S., Canadian or Mexican federal regulatory board, to analyze prospective safety and congestion-related issues. As part of the terms of the Derivative Action settlement, counsel for the plaintiffs will receive such fees and expenses as may be awarded by the Court, up to an aggregate amount of $975,000. Such amount is also expected to be fully covered by UPC's insurance carriers.

         The settlement of each of the Actions is subject to, among other conditions, the negotiation and execution of definitive Stipulations of Settlement and such other documentation as may be required in connection with such settlement and the approval of each settlement by the respective courts in which each Action is pending. Notwithstanding the existence of the Memorandum of Understanding, there can be no assurances that a definitive settlement will be consummated with respect to either Action. UPC, the Railroad and the individual defendants named in the Actions entered into the Memorandum of Understanding solely for the purpose of avoiding the further expense, inconvenience, burden and uncertainty of the Actions, and their decision to do so is not an admission or concession or evidence of any liability or wrongdoing on the part of any party to either Action, which liability and wrongdoing have consistently been, and continue to be, denied.

8. ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No.133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), that would have been effective January 1, 2000. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivatives Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" postponing the effective date for implementing FAS 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (FAS 138). FAS 138 addresses certain issues related to the implementation of FAS 133, but does not change the basic model of FAS 133 or further delay the implementation of FAS 133. Management has determined that FAS 133 and FAS 138 will increase the volatility of the Company's asset, liability and equity (comprehensive income) positions as the change in the fair market value of all financial instruments the Company uses for fuel hedging purposes will, upon adoption of FAS 133 and FAS 138, be recorded in the Company's Statement of Financial Position (Note 3). In addition, to the extent fuel hedges are ineffective due to pricing differentials resulting from the geographic dispersion of the Company's operations, income statement recognition of the ineffective portion of the hedge position will be required. Management does not anticipate that the final adoption of FAS 133 and FAS 138 will have a material impact on the Company's consolidated financial statements.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 (SAB 101), "Revenue Recognition". SAB 101 provides additional guidance on revenue recognition criteria and related disclosure requirements. This SAB is effective beginning in the fourth quarter of 2000. When the SAB becomes effective, it will require implementation as of the beginning of the current fiscal year. If the impact is material, the SAB requires retroactive application to all periods presented. Management is currently assessing the impact that SAB 101 will have on the Company's consolidated financial statements.

         In March 2000, the FASB issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25". The Interpretation clarifies the application of APB Opinion 25 for certain issues involving employee stock compensation. The Interpretation is generally effective July 1, 2000. Management does not anticipate that FIN 44 will have a material impact on the Company's consolidated financial statements.

ITEM 2.    MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

                 UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED
                       SUBSIDIARY AND AFFILIATE COMPANIES
                              RESULTS OF OPERATIONS

              THREE AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO
                    THREE AND SIX MONTHS ENDED JUNE 30, 1999


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

NET INCOME - Rail operations reported net income of $264 million and $478 million for the three and six months ended June 30, 2000, respectively, compared to net income of $206 million for the second quarter of 1999 and $355 million for the six month period in 1999. The increases resulted primarily from higher commodity and other revenue, combined with productivity gains, partially offset by higher fuel prices and volume-related costs.

OPERATING REVENUES - Rail operating revenues increased $196 million (8%) to a record $2.7 billion and $354 million (7%) to a record $5.3 billion for the three and six month periods ended June 30, 2000, respectively, over the comparable periods in 1999. Revenue carloads increased 5% for the three and six month periods over the comparable periods in 1999. Other revenue gains were the result of higher subsidiary revenues and reduced billing claims from customers and other railroads.

     The following tables summarize rail commodity revenue, revenue carloads and average revenue per car for the periods indicated:

     Three Months Ended June 30,       %     Commodity Revenue          Six Months Ended June 30,       %
     ---------------------------                                        ------------------------
            2000            1999     Change  In Millions                       2000          1999     Change
            ----            ----     ------  -----------                       ----          ----     ------
           $ 334           $ 328          2  Agricultural                     $ 684         $ 675          1
             307             275         12  Automotive                         597           528         13
             424             395          7  Chemicals                          836           796          5
             490             533         (8) Energy                           1,019         1,097         (7)
             525             475         11  Industrial Products              1,017           924         10
             471             426         11  Intermodal                         912           814         12
          ------          ------      -----                                  ------        ------      -----
          $2,551          $2,432          5  Total                           $5,065        $4,834          5
          ------          ------      -----                                  ------        ------      -----

                                             Revenue Carloads
                                             In Thousands
                                             ----------------
             213             214          -  Agricultural                       434           437         (1)
             214             184         16  Automotive                         413           354         17
             244             233          5  Chemicals                          476           458          4
             439             448         (2) Energy                             919           925         (1)
             376             353          7  Industrial Products                731           680          7
             727             681          7  Intermodal                       1,414         1,307          8
          ------          ------      -----                                  ------        ------      -----
           2,213           2,113          5  Total                            4,387         4,161          5
          ------          ------      -----                                  ------        ------      -----

                                             Average Revenue
                                             Per Car
                                             ----------------
          $1,568          $1,536          2  Agricultural                    $1,575        $1,544          2
           1,437           1,492         (4) Automotive                       1,446         1,492         (3)
           1,741           1,701          2  Chemicals                        1,759         1,741          1
           1,115           1,188         (6) Energy                           1,109         1,185         (6)
           1,398           1,345          4  Industrial Products              1,392         1,359          2
             647             624          4  Intermodal                         645           622          4
          ------          ------      -----                                  ------        ------      -----
          $1,153          $1,151          -  Total                           $1,155        $1,162         (1)
          ------          ------      -----                                  ------        ------      -----

Agricultural - Agricultural revenue increased for both the three and six months periods of 2000 over the comparable periods in 1999 despite a slight decline in carloads. Carloads decreased primarily due to reduced market demand for wheat and a lack of producer selling in anticipation of higher future prices. Carload growth for corn, beverages, and fresh fruits and vegetables partially offset these declines. Average revenue per car increased primarily due to longer hauls and declines in lower average revenue per car wheat movements.

Automotive - The Railroad recorded back-to-back record quarters for automotive revenue and carloads in the first six months of 2000. The year-over-year gain resulted from increased share in a market characterized by record vehicle sales. Average revenue per car decreased principally due to an increase in lower average revenue per car materials moves and greater use of containers, rather than boxcars, to haul materials shipments.

Chemical - Chemical revenue and carloads increased for both the three and six month periods of 2000 over the comparable periods in 1999 due to improved service levels, customer plant expansions and strength in the economy, especially the plastics and liquid and dry chemical markets. Average revenue per car increased reflecting growth in high average revenue per car plastics moves and selected price increases ranging from 2% to 5%.

Energy - Energy carloads decreased for both the three and six month periods in 2000 over the comparable periods in 1999. Market growth was more than offset by mine production problems, high coal inventory levels at utilities as a result of Y2K concerns and mild winter weather. Revenue was down due to the lower volume and lower average revenue per car as a result of contract pricing provisions with certain major customers, which are expected to impact year-over-year commodity revenue comparisons through the third quarter of 2000.

Industrial Products - Industrial Products revenue increased for both the three and six month periods of 2000 over the comparable periods in 1999 due to stronger commodity demand and improved service. Carloads of steel and ferrous scrap increased with the mild recovery of the domestic steel market. Increases in carloads of lumber, cement, roofing materials and other construction products resulted from strong construction activity and mild weather. Average revenue per car increased due to gains in high average revenue per car steel and lumber and selected price increases.

Intermodal - Intermodal revenue increased for both the three and six month periods of 2000 over the comparable periods in 1999 as a result of increased carloads and higher average revenue per car, setting quarterly records for both measures. Carloads improved due to strong growth in imports from Asia and service improvements. Average revenue per car increased as a result of gains in the premium segment of the business and demand-driven price increases.

OPERATING EXPENSES - Operating expenses increased $94 million (5%) and $151 million (4%) for the three and six month periods ended June 30, 2000, respectively. Operating expense comparisons by category for the quarter and six-month period ending June 30, 2000 and 1999 are discussed below. The factors primarily responsible for the increase or decrease in each category are substantially the same for both the three and six month periods, except as noted.

Salaries, Wages and Employee Benefits - Costs decreased $17 million (2%) and $38 million (2%) for the three and six month periods, respectively, over the comparable periods in 1999. The lower expenses were driven primarily by merger-related workforce reductions, higher train crew productivity, and lower training expenses.

Equipment and Other Rents - Expenses decreased $7 million (2%) and $17 million (3%) for the three and six month periods, respectively, due primarily to improvements in cycle time, lower prices, and increased rent receipts from other railroads. Higher volume costs partially offset these decreases.

Depreciation - Depreciation increased $15 million (6%) and $26 million (5%) for the three and six month periods, respectively, over comparable periods in 1999, as a result of the Railroad's capital program in 1999 and the first half of 2000. Capital spending was $812 million in the six months ended June 30, 2000 compared to $802 million in the six months ended June 30, 1999.

Fuel and utilities - Expenses were up $104 million (55%) and $219 million (60%) for the three and six month periods, respectively. Higher fuel prices added $89 million of expense in the second quarter and $189 million of expense in the first six months of 2000 over comparable periods in 1999. Volume costs and a higher consumption rate added $7 million for the second quarter and $17 million for the first six months of 2000 compared to 1999. The Railroad hedged approximately 10% of its fuel consumption for the three and six month periods, which decreased fuel costs by $10 million and $20 million, respectively. As of June 30, 2000, expected fuel consumption for the remaining six months of 2000 is 9% hedged at 40 cents per gallon excluding taxes, transportation costs and regional pricing spreads (see Note 3 to the Consolidated Financial Statements).

Materials and Supplies - Expenses increased $9 million (7%) and $20 million (8%) for the three and six month periods, respectively, due to volume-related increases in locomotive overhauls and repairs.

Casualty Costs - Expenses declined $10 million (12%) and $26 million (14%) for the three and six month periods, respectively, primarily due to the effect of lower than expected settlement and insurance costs.

Other Costs - Expenses were flat for the second quarter of 2000 and down $33 million (7%) for the first six months compared to comparable periods in 1999. Cost control and productivity gains offset volume-related cost increases and higher state and local taxes.

OPERATING INCOME - Operating income increased $102 million to $539 million and $203 million to $1.0 billion for the three and six months ended June 30, 2000, respectively. The operating ratio for the second quarter of 2000 was 79.9%, 2.6 percentage points better than 1999's 82.5% operating ratio. The operating ratio for the first six months of 2000 was 81.1%, 2.8 percentage points better than 1999's 83.9%.

NON-OPERATING ITEMS - Non-operating expense decreased $13 million (9%) and $15 million (6%) for the three and six months ended June 30, 2000, respectively. The gains were primarily the result of lower interest expense, higher income from real estate sales and rents, partially offset by higher losses from other miscellaneous items. Income taxes increased $57 million for the second quarter and $95 for the first six months of 2000 reflecting higher income levels and a one-time, $19 million after-tax gain in the second quarter of 1999 related to prior year tax settlements. The increase was partially offset by favorable state tax incentive credits in the first six months of 2000.

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

ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No.133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), that would have been effective January 1, 2000. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivatives Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" postponing the effective date for implementing FAS 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (FAS 138). FAS 138 addresses certain issues related to the implementation of FAS 133, but does not change the basic model of FAS 133 or further delay the implementation of FAS 133. Management has determined that FAS 133 and FAS 138 will increase the volatility of the Company's asset, liability and equity (comprehensive income) positions as the change in the fair market value of all financial instruments the Company uses for fuel hedging purposes will, upon adoption of FAS 133 and FAS 138, be recorded in the Company's Statement of Financial Position (Note 3). In addition, to the extent fuel hedges are ineffective due to pricing differentials resulting from the geographic dispersion of the Company's operations, income statement recognition of the ineffective portion of the hedge position will be required. Management does not anticipate that the final adoption of FAS 133 and FAS 138 will have a material impact on the Company's consolidated financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 (SAB 101), "Revenue Recognition". SAB 101 provides additional guidance on revenue recognition criteria and related disclosure requirements. This SAB is effective beginning in the fourth quarter of 2000. When the SAB becomes effective, it will require implementation as of the beginning of the current fiscal year. If the impact is material, the SAB requires retroactive application to all periods presented. Management is currently assessing the impact that SAB 101 will have on the Company's consolidated financial statements.

     In March 2000, the FASB issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25". The Interpretation clarifies the application of APB Opinion 25 for certain issues involving employee stock compensation. The Interpretation is generally effective July 1, 2000. Management does not anticipate that FIN 44 will have a material impact on the Company's consolidated financial statements.

CERTAIN OTHER MATTERS - On May 27, 2000 a Union Pacific train carrying hazardous materials derailed near Eunice, Louisiana causing a fire and explosion that resulted in the evacuation of approximately 3,800 residents of the surrounding area and numerous claims for personal injuries, property damage and business interruption. Investigation into the cause and impact of the derailment is proceeding. To date, 25 lawsuits, most containing class action allegations have been filed and are currently pending in the United States District Court for the District of Western Louisiana. While it is not possible to predict the ultimate outcome of these proceedings, the Railroad believes it has substantial defenses and, although losses may exceed self-insured retention amounts, the Railroad believes its insurance coverage is adequate to cover material damage claims. In addition to the claims asserted by private parties, the release of hazardous materials into the environment caused by the derailment could result in the imposition of fines and penalties by state and/or federal agencies. On July 14, 2000 the Railroad received a Notice of Potential Penalty of an unspecified amount from the State of Louisiana. Whether any fines or penalties will be imposed and, if imposed, the amount of any such fines or penalties is uncertain.

                             CAUTIONARY INFORMATION

Certain statements in this report are, and statements in other material filed or to be filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) are or will be, forward-looking within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements include, without limitation, statements regarding: expectations as to operational improvements; expectations as to cost savings, revenue growth and earnings; the time by which certain objectives will be achieved; estimates of costs relating to environmental remediation and restoration; expectations as to product applications; expectations that claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity; and statements concerning projections, predictions, expectations, estimates or forecasts as to the Company's and its subsidiaries' business, financial and operational results, and future economic performance, statements of management's goals and objectives and other similar expressions concerning matters that are not historical facts.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

SURFACE TRANSPORTATION BOARD MATTERS

As previously reported, in May 2000 the Surface Transportation Board ("STB") dismissed a complaint filed with the STB by the Western Coal Traffic League ("WCTL") alleging that the Railroad improperly accounted for certain costs associated with the acquisition of SP and service difficulties in its 1997 annual report filed with the STB. On June 1, 2000 the WCTL petitioned the STB for a rehearing. The Railroad filed its reply on June 21, 2000, arguing that the STB's decision was correct.

     Also as previously reported, in May 2000 the STB served a decision in a complaint filed by FMC challenging the Railroad's tariff rates on 16 different movements. The decision found rates on 15 of the movements were excessive. On June 1, 2000, the Railroad petitioned for reconsideration, alleging that multiple errors caused the decision to understate costs and therefore prescribe rates where not jurisdictionally permitted or prescribe lower rates than warranted. FMC has replied to the Petition. The Railroad and FMC have each filed a petition for review of the decision in the United States Circuit Court of Appeals for the D.C. Circuit.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

              12(a) -    Computation of ratio of earnings to fixed charges for
                         the Three Months Ended June 30, 2000.
              12(b) -    Computation of ratio of earnings to fixed charges for
                         the Six Months Ended June 30, 2000.
              27    -    Financial data schedule.

         (b)  REPORTS ON FORM 8-K

              On April 20, 2000, the Registrant filed a Current Report on Form 8-K announcing UPC's financial results for the first quarter of 2000.

              On July 7, 2000, the Registrant filed a Current Report on Form 8-K announcing developments in certain litigation.

              On July 27, 2000, the Registrant filed a Current Report on Form 8-K announcing UPC's financial results for the second quarter of 2000.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 14, 2000


                                        UNION PACIFIC RAILROAD COMPANY
                                        (Registrant)

                                        By    /s/ Richard J. Putz
                                              ------------------------------
                                              Richard J. Putz
                                              Chief Accounting Officer and
                                                Controller
                                              (Chief Accounting Officer and
                                                Duly Authorized Officer)

           UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY
                             AND AFFILIATE COMPANIES

                                  EXHIBIT INDEX




EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
 12(a)         Computation of ratio of earnings to fixed charges for the
               Three Months Ended June 30, 2000.

 12(b) Computation of ratio of earnings to fixed charges for the Six Months Ended June 30, 2000.

 27            Financial data schedule.