Form 10-Q
period 2000-09-30
UNION PACIFIC RAILROAD CO/DE
filed 2000-11-14
CIK 92259

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                     - OR -

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the transition period from______________ to ______________

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

         As of October 31, 2000 the Registrant had outstanding 7,130 shares of Common Stock, $10 par value, and 620 shares of Class A Stock, $10 par value.

         THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                         UNION PACIFIC RAILROAD COMPANY
               AND CONSOLIDATED SUBSIDIARY AND AFFILIATE COMPANIES
                                      INDEX

                                PART I. FINANCIAL INFORMATION

                                                                                Page Number
                                                                                -----------
Item 1:  Consolidated Financial Statements:
         STATEMENTS OF CONSOLIDATED INCOME (Unaudited)
              For the Three Months Ended September 30, 2000 and 1999............     1

         STATEMENTS OF CONSOLIDATED INCOME (Unaudited)
              For the Nine Months Ended September 30, 2000 and 1999.............     2

         STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
              At September 30, 2000 (Unaudited) and December 31, 1999...........     3

         STATEMENTS OF CONSOLIDATED CASH FLOWS (Unaudited)
              For the Nine Months Ended September 30, 2000 and 1999.............     4

         STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
              (Unaudited) For the Nine Months Ended September 30, 2000..........     5

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited).................   6-12


Item 2:  Management's Narrative Analysis of the Results of Operations...........   13-17

Item 3:  Quantitative and Qualitative Disclosures about Market Risk.............    18




                                 PART II.  OTHER INFORMATION

Item 1:  Legal Proceedings......................................................   18-20

Item 6:  Exhibits and Reports on Form 8-K.......................................    20

Signature.......................................................................    21



                                      (i)

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

STATEMENTS OF CONSOLIDATED INCOME (Unaudited)
Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate
Companies
For the Three Months Ended September 30, 2000 and 1999

                           Millions of Dollars, Except Ratios                   2000         1999
                           ----------------------------------                  ------       ------

OPERATING REVENUES         Rail and other...................................   $2,773       $2,606
                                                                               ------       ------

OPERATING EXPENSES         Salaries, wages and employee benefits............      877          915
                           Equipment and other rents........................      325          315
                           Depreciation.....................................      272          259
                           Fuel and utilities  (Note 3).....................      326          199
                           Materials and supplies...........................      135          135
                           Casualty costs...................................       81           70
                           Other costs......................................      194          198
                                                                               ------       ------
                           Total............................................    2,210        2,091
                                                                               ------       ------
INCOME                     Operating Income.................................      563          515
                           Other income (Note 5)............................       16           23
                           Interest expense.................................     (146)        (158)
                                                                               ------       ------
                           Income before Income Taxes.......................      433          380
                           Income taxes.....................................     (159)        (146)

                           Net Income.......................................   $  274       $  234
                                                                               ------       ------
                           Ratio of Earnings to Fixed Charges (Note 6)......      3.2          2.8
                                                                               ------       ------

  The accompanying notes are an integral part of these consolidated financial statements.

STATEMENTS OF CONSOLIDATED INCOME (Unaudited)
Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate
Companies
For the Nine Months Ended September 30, 2000 and 1999

                      Millions of Dollars, Except Ratios                  2000       1999
                      ----------------------------------                 ------     ------

OPERATING REVENUES    Rail and other..................................   $8,097     $7,576
                                                                         ------     ------

OPERATING EXPENSES    Salaries, wages and employee benefits...........    2,618      2,694
                      Equipment and other rents.......................      923        930
                      Depreciation....................................      812        773
                      Fuel and utilities (Note 3).....................      913        567
                      Materials and supplies..........................      421        401
                      Casualty costs..................................      239        254
                      Other costs.....................................      604        641
                                                                         ------     ------

                      Total...........................................    6,530      6,260
                                                                         ------     ------

INCOME                Operating Income................................    1,567      1,316
                      Other income (Note 5)...........................       58         63
                      Interest expense................................     (444)      (469)
                                                                         ------     ------

                      Income before Income Taxes......................    1,181        910
                      Income taxes....................................     (429)      (321)
                                                                         ------     ------

                      Net Income......................................   $  752      $ 589
                                                                         ------     ------

                      Ratio of Earnings to Fixed Charges (Note 6).....      3.1        2.4
                                                                         ------     ------

  The accompanying notes are an integral part of these consolidated financial statements.

STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate
Companies

                                                                               (Unaudited)
                                                                                 Sept. 30,     Dec. 31,
                        Millions of Dollars                                          2000        1999
                        -------------------                                        -------     -------

ASSETS

Current Assets          Cash and temporary investments.......................      $    39     $    83
                                                                                   -------     -------
                        Accounts receivable (Note 3).........................          457         418
                        Inventories..........................................          321         329
                        Current deferred tax asset...........................           48          48
                        Other current assets.................................           67          78
                                                                                   -------     -------
                        Total................................................          932         956
                                                                                   -------     -------
Investments             Investments in and advances to affiliated companies..          622         657
                        Other investments....................................           84          95
                                                                                   -------     -------
                        Total................................................          706         752
                                                                                   -------     -------
Properties              Cost.................................................       34,497      33,536
                        Accumulated depreciation.............................       (6,795)     (6,490)
                                                                                   -------     -------
                        Net..................................................       27,702      27,046
                                                                                   -------     -------
Other                   Other assets.........................................          148         126
                                                                                   -------     -------
                        Total Assets.........................................      $29,488     $28,880
                                                                                   =======     =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities     Accounts payable.....................................      $   490     $   496
                        Accrued wages and vacation...........................          399         377
                        Accrued casualty costs...............................          348         344
                        Income and other taxes...............................          251         252
                        Debt due within one year.............................          210         210
                        Interest.............................................           74          97
                        Other current liabilities............................          547         669
                                                                                   -------     -------
                        Total................................................        2,319       2,445
                                                                                   -------     -------
Other Liabilities and
Stockholders' Equity    Intercompany borrowing from UPC......................        5,247       5,357
                        Third-party debt due after one year..................        2,425       2,419
                        Deferred income taxes................................        7,630       7,266
                        Accrued casualty costs...............................          823         911
                        Retiree benefit obligations..........................          676         677
                        Other long-term liabilities..........................          487         533
                        Redeemable preference shares.........................           24          25
                        Common stockholders' equity (Page 5).................        9,857       9,247
                                                                                   -------     -------
                        Total Liabilities and Stockholders' Equity...........      $29,488     $28,880
                                                                                   =======     =======


  The accompanying notes are an integral part of these consolidated financial statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS (Unaudited)
Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate
Companies
For the Nine Months Ended September 30, 2000 and 1999


                                           Millions of Dollars                2000       1999
                                           -------------------              -------    -------


OPERATING ACTIVITIES     Net Income......................................   $   752    $   589
                                                                            -------    -------
                         Non-cash charges to income:
                             Depreciation................................       812        773
                             Deferred income taxes.......................       360        456
                             Other - net.................................      (309)      (315)
                         Changes in current assets and liabilities.......      (146)        19
                                                                            -------    -------
                         Cash Provided by Operations.....................     1,469      1,522
                                                                            -------    -------
INVESTING ACTIVITIES     Capital investments.............................    (1,392)    (1,317)
                         Other - net.....................................       128         39
                                                                            -------    -------
                         Cash Used in Investing Activities...............    (1,264)    (1,278)
                                                                            -------    -------
EQUITY AND FINANCING     Debt repaid.....................................      (159)      (143)
ACTIVITIES               Net financings..................................       171         34
                         Dividends paid to parent........................      (150)      (150)
                         Advances from affiliated companies - net........      (111)        33
                                                                            -------    -------
                         Cash Used in Equity and Financing Activities....      (249)      (226)
                                                                            -------    -------
                         Net Change in Cash and Temporary Investments....       (44)        18
                         Cash at Beginning of Period.....................        83         35
                                                                            -------    -------
                         Cash at End of Period                              $    39    $    53
                                                                            =======    =======
CHANGES IN CURRENT       Accounts receivable.............................   $   (39)   $    40
ASSETS AND LIABILITIES   Inventories.....................................         8          9
                         Other current assets............................        11         76
                         Accounts payable, accrued wages and vacation....        16         61
                         Debt due within one year........................        --         25
                         Other current liabilities.......................      (142)      (192)
                                                                            -------    -------
                         Total...........................................   $  (146)   $    19
                                                                            =======    =======
                         Supplemental cash flow information
                           Cash paid (received) during the year for:
                               Interest..................................   $   170    $   176
                               Income taxes, net.........................        58       (151)
                                                                            -------    -------


  The accompanying notes are an integral part of these consolidated financial statements.

STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY (Unaudited)
Union Pacific Railroad and Consolidated Subsidiary and Affiliate Companies

For the Nine Months Ended September 30, 2000



                                                                                     Accumulated
                                           [a]        [b]                                  Other
                                        Common    Class A    Paid-in-   Retained   Comprehensive
Millions of Dollars                     Shares     Shares    Surplus    Earnings          Income     Total
-------------------                    --------   --------   --------   --------   -------------    --------
Balance at December 31, 1999 .......         --         --   $  4,782   $  4,471   $          (6)   $  9,247
                                       --------   --------   --------   --------   -------------    --------
Net Income .........................         --         --         --        752              --         752
Other Comprehensive Income:
   Foreign Currency Translation ....         --         --         --         --               8           8
                                                                                                    --------
Comprehensive Income ...............         --         --         --         --              --         760

Dividends declared .................         --         --         --       (150)             --        (150)
                                       --------   --------   --------   --------   -------------    --------
Balance at September 30, 2000 ......         --         --   $  4,782   $  5,073   $           2    $  9,857

---------
[a] Common stock $10.00 par value; 9,200 shares authorized; 4,465 shares issued at beginning and end of period.
[b] Class A Stock, $10.00 par value; 800 shares authorized; 388 shares issued at beginning and end of period.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

         UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY AND
                              AFFILIATE COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1. RESPONSIBILITIES FOR FINANCIAL STATEMENTS - Union Pacific Railroad Company (the Registrant or UPRR), a Class I railroad incorporated in Delaware and a wholly owned subsidiary of Union Pacific Corporation (the Corporation or UPC), together with a number of wholly owned and majority-owned subsidiaries, certain affiliates and various minority-owned companies (collectively, the Company or Railroad), operates various railroad and railroad-related businesses. The consolidated financial statements of the Company are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results for the year ending December 31, 2000.

2.   ACQUISITIONS

     SOUTHERN PACIFIC (Southern Pacific or SP) - UPC consummated the acquisition of Southern Pacific in September 1996. Southern Pacific was acquired for $4.1 billion (60% of the outstanding Southern Pacific common shares were converted into UPC common stock, and the remaining 40% of the outstanding shares were acquired for cash). UPC's investment in Southern Pacific was subsequently pushed down to the Railroad. The acquisition of Southern Pacific has been accounted for using the purchase method of accounting and was fully consolidated into the Company's results beginning October 1996.

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

          To date, the Company has eliminated approximately 3,620 positions and relocated approximately 4,510 employees due to merger consolidation activities. The Company recognized a $958 million pre-tax liability as part of the SP purchase price allocation for costs associated with SP's portion of these activities. In addition, the Railroad expects to incur between $10 million and $30 million over the remaining merger implementation period in pre-tax, acquisition-related costs for severing or relocating UPRR employees, disposing of certain UPRR facilities, training and equipment upgrading. Earnings for the three months ending September 30, 2000 and 1999 included $4 million and $13 million after-tax, respectively, and for the nine months ending September 30, 2000 and 1999, included $15 million and $30 million after-tax, respectively, for acquisition-related costs for UPRR consolidation activities.

The components of the merger liability as of September 30, 2000 were as follows:


                                                                           Original   Cumulative   Current
Millions of Dollars                                                         Reserve     Activity   Reserve
-------------------                                                      ----------   ----------   -------
Labor protection related to legislated and contractual obligations ...   $      361   $      361   $    --
Severance costs ......................................................          343          271        72
Contract cancellation fees and facility and line closure costs .......          145          141         4
Relocation costs .....................................................          109           95        14
                                                                         ----------   ----------   -------
Total ................................................................   $      958   $      868   $    90


          Merger liability activity reflects cash payments for merger consolidation activities and reclassification of contractual obligations from merger liabilities to contractual liabilities. In addition, where merger implementation has varied from the original merger plan, the Company has adjusted the merger liability and the fair value allocation of SP's purchase price to fixed assets to eliminate the variance. Where the merger implementation has caused the Company to incur more costs than were envisioned in the original merger plan, such costs are charged to expense in the period incurred. For the three and nine months ended September 30, 2000, the Company charged $3 million and $9 million against the merger liability, respectively. The Company expects that the remaining merger payments will be made over the course of the next 15 months as labor negotiations are completed and implemented, and related merger consolidation activities are finalized.

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

     MARKET AND CREDIT RISK - The Company addresses market risk related to these instruments by selecting instruments whose value fluctuations highly correlate with the underlying item being hedged. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring high credit standards for counterparties and periodic settlements. The total credit risk associated with the Company's counterparties was $16 million at September 30, 2000. The Company has not been required to provide collateral; however, the Company has received collateral relating to its hedging activity where the concentration of credit risk was substantial.

     DETERMINATION OF FAIR VALUE - The fair market values of the Company's derivative financial instrument positions at September 30, 2000 and December 31, 1999, detailed below, were determined based upon current fair market values as quoted by recognized dealers or developed based upon the present value of future cash flows discounted at the applicable U.S. treasury rate and swap spread.

         The following is a summary of the Company's derivative financial instruments at September 30, 2000 and December 31, 1999:


     Millions                                                      September 30,    December 31,
     Except Percentages and Average Commodity Prices                    2000            1999
     -----------------------------------------------               -------------    ------------
     Fuel Hedging:
     Number of gallons hedged for the remainder of 2000 ..........            32             126
     Percentage of forecasted 2000 fuel consumption hedged .......             9%             10%
     Average price of 2000 hedges outstanding (per gallon)[a] .... $        0.40    $       0.40
                                                                   -------------    ------------

----------
     [a]  Excluding taxes, transportation costs, and regional pricing spreads.

          The asset and liability positions of the Company's outstanding derivative financial instruments at September 30, 2000 and December 31, 1999 are as follows:


                                                                   September 30,    December 31,
     Millions of Dollars                                               2000            1999
     -------------------                                           -------------   -------------
     Fuel Hedging:
       Gross fair market asset position .......................... $          16   $          22
       Gross fair market (liability) position ....................            --              --
                                                                  -------------   -------------
     Total net asset position .................................... $          16   $          22
                                                                   -------------   -------------


         The Company's use of derivative financial instruments for fuel hedging decreased fuel costs by $15 million and $26 million for the three months ended September 30, 2000 and 1999, respectively, and decreased fuel costs by $35 million and $7 million for the nine months ended September 30, 2000 and 1999, respectively.

     SALE OF RECEIVABLES - The Railroad has sold, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to third parties through a bankruptcy-remote subsidiary (the Subsidiary). The Subsidiary is collateralized by a $66 million note from the Registrant. The amount of receivables sold fluctuates based upon the availability of the designated pool of receivables and is directly affected by changing business volumes and credit risks. At September 30, 2000 and December 31, 1999, accounts receivable are presented net of $603 million and $576 million, respectively, of receivables sold.

4. CAPITAL STOCK - The number of shares shown in the Common Stock section of the Statement of Changes in Common Stockholders' Equity on page 5 excludes 2,665 shares of Common Stock and 232 shares of Class A Stock owned by Southern Pacific Rail Corporation, an affiliate of the Registrant, whose results are included in the consolidated financial statements.

5. OTHER INCOME - Other income included the following for the three and nine months ended September 30, 2000 and 1999:

                                            Three Months Ended Sept. 30,    Nine Months Ended Sept. 30,
                                            ----------------------------    ----------------------------
     Millions of Dollars                        2000            1999            2000            1999
     -------------------                    ------------    ------------    ------------    ------------

     Net gain on asset dispositions .....   $         15    $         17    $         37    $         35
     Rental income ......................             14              15              43              40
     Interest income ....................              1               1               4               5
     Other - net ........................            (14)            (10)            (26)            (17)
                                            ------------    ------------    ------------    ------------
     Total ..............................   $         16    $         23    $         58    $         63


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

     Customer Claims - Some customers have submitted claims for damages related to shipments delayed by the Railroad as a result of congestion problems in 1997 and 1998, and certain customers have filed lawsuits seeking relief related to such delays. Some customers also asserted that they have the right to cancel contracts as a result of alleged material breaches of such contracts by the Railroad. The Company accrued amounts for these claims in 1997 and 1998. No additional amounts were accrued in 1999 or the nine months ended September 30, 2000.

     Environmental Issues - For environmental sites where remediation costs can be reasonably determined, and where such remediation is probable, the Company has recorded a liability.

     Shareholder Lawsuits - UPC and certain of its directors and officers (who are also directors of the Railroad) are defendants in two purported class actions that have been consolidated into one proceeding (the Class Action). The consolidated complaint alleges, among other things, that UPC violated the federal securities laws by failing to disclose material facts and making materially false and misleading statements concerning the service, congestion and safety problems encountered following UPC's acquisition of Southern Pacific in 1996. These lawsuits were filed in late 1997 in the United States District Court for the Northern District of Texas and seek to recover unspecified amounts of damages. Management believes that the plaintiffs' claims are without merit and has been defending them vigorously. The defendants moved to dismiss this action, and the motion was briefed and submitted to the Court for decision in 1998. In February 2000, prior to a ruling on the motion, the parties jointly advised the Court that they were engaged in discussions concerning the possible settlement of the action and asked the Court to defer ruling on the motion to dismiss pending the outcome of these discussions. The Court entered an order dated February 29, 2000 agreeing to such deferral, subject to the motion of either party to reactivate the action and the pending motion to dismiss at any time.

         In addition to the Class Action, a purported derivative action was filed on behalf of UPC and the Railroad in September 1998 in the District Court for Tarrant County, Texas, naming as defendants the then-current and certain former directors of UPC and the Railroad and, as nominal defendants, UPC and the Railroad (the Derivative Action and together with the Class Action, the Actions). The Derivative Action alleges, among other things, that the named directors breached their fiduciary duties to UPC and the Railroad by approving and implementing the Southern Pacific merger without informing themselves of its impact or ensuring that adequate controls were put in place and by causing UPC and the Railroad to make misrepresentations about the Railroad's service problems to the financial markets and regulatory authorities. The individual defendants also believe that these claims are without merit and have defended them vigorously.

         In December 1998, UPC's Board of Directors established a special litigation committee consisting of three independent directors to review the plaintiff's allegations under the Derivative Action to determine whether it was in UPC's best interest to pursue them. In February 1999, the committee rendered its report, in which it unanimously concluded that further prosecution of the Derivative Action on behalf of UPC and the Railroad was not in the best interest of either such company. Accordingly, UPC and the Railroad filed a motion with the Court to dismiss the Derivative Action.

         Prior to any ruling on the motions to dismiss the Class Action and the Derivative Action, counsel for UPC, the Railroad and certain officers and directors of UPC and the Railroad entered into a Memorandum of Understanding (the MOU), dated June 28, 2000, with counsel for the plaintiffs in the Class Action and Derivative Action, providing for the settlement of the Actions. The MOU provides, among other things, that the Class Action will be settled for $34,025,000 in cash (the Settlement Payment), the full amount of which will be covered by UPC's insurance carriers. Counsel for the plaintiffs in the Class Action will apply to the court for any award of their fees and expenses, to be paid out of the Settlement Payment. The MOU also provides that, in settlement of the Derivative Action, UPC will adopt certain additional procedures which will reinforce its continuing effort to ensure both the effective implementation of its merger with Southern Pacific and its ongoing commitment to rail safety. In addition, in the event of any proposed merger or other transaction involving consolidation of UPC and a rail system of greater than 1,000 miles in length of road, UPC will commission a study, to be completed in advance of any formal application to a U.S., Canadian or Mexican federal regulatory board, to analyze prospective safety and congestion-related issues. As part of the terms of the Derivative Action settlement, counsel for the plaintiffs will receive such fees and expenses as may be awarded by the Court, up to an aggregate amount of $975,000. Such amount will also be fully covered by UPC's insurance carriers.

         On October 12, 2000, counsel for the respective parties in the Class Action and the Derivative Action entered into definitive Stipulations of Compromise and Settlement (the Stipulations), providing for the settlement of the Actions on the terms described above, subject to court approval. By order dated October 17, 2000, the court in which the Class Action is pending preliminarily approved the settlement of that Action and scheduled a hearing for December 13, 2000, on the question of whether the proposed settlement should be approved as fair, reasonable and adequate to the members of the class, and the amount of fees, expenses and disbursements to be awarded to plaintiffs' counsel. By order dated October 23, 2000, the court in which the Derivative Action is pending preliminarily approved the settlement of that Action and scheduled a hearing, also for December 13, 2000, on the question of whether the proposed settlement of that action is fair, reasonable and in the best interest of UPC, its shareholders and the Railroad and the amount of fees, expenses and disbursements to be awarded to plaintiff's counsel. As of October 26, 2000, pursuant to the court orders in each of the Actions, notice of the proposed settlements and fairness hearings were mailed to those UPC shareholders affected by the Actions.

         The settlement of each of the Actions is subject to, among other conditions, the entry of a final judgment approving each settlement by the respective courts in which each Action is pending. Notwithstanding the existence of the MOU, the Stipulations, and the court orders preliminarily approving the proposed settlements, there can be no assurances that a definitive settlement will be consummated with respect to either Action. UPC, the Railroad and the individual defendants named in the Actions entered into the MOU and Stipulations solely for the purpose of avoiding the further expense, inconvenience, burden and uncertainty of the Actions, and their decision to do so is not an admission or concession or evidence of any liability or wrongdoing on the part of any party to either Action, which liability and wrongdoing have consistently been, and continue to be, denied.

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

         In September 2000, the FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 140), replacing FAS 125. FAS 140 revises criteria for accounting for securitizations, other financial asset transfers and collateral, and introduces new disclosures. FAS 140 is effective for fiscal 2000 in respect to the new disclosure requirements and amendments of the collateral provisions originally presented in FAS 125. All other provisions are effective for transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001. The provisions are to be applied prospectively with certain exceptions. Management is currently assessing the impact that FAS 140 will have on the Corporation's consolidated financial statements.

ITEM 2.    MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

                 UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED
                       SUBSIDIARY AND AFFILIATE COMPANIES
                              RESULTS OF OPERATIONS

           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

NET INCOME - Rail operations reported net income of $274 million and $752 million for the three and nine months ended September 30, 2000, respectively, compared to net income of $234 million for the third quarter of 1999 and $589 million for the nine month period in 1999. The increases resulted primarily from higher commodity and other revenue, combined with productivity gains, partially offset by higher fuel prices and volume-related costs.

OPERATING REVENUES - Rail operating revenues increased $167 million (6%) to a record $2.8 billion and $521 million (7%) to a record $8.1 billion for the three- and nine-month periods ended September 30, 2000, respectively, over the comparable periods in 1999. Revenue carloads increased 4% and 5%, respectively, for the three- and nine-month periods over the comparable periods in 1999. Other revenue gains were the result of higher subsidiary revenues and reduced billing claims from customers and other railroads.

     The following tables summarize rail commodity revenue, revenue carloads and average revenue per car for the periods indicated:

   Three Months Ended Sept. 30,                                         Nine Months Ended Sept. 30,
   ----------------------------      %        Commodity Revenue         ---------------------------       %
     2000                1999      Change     In Millions                   2000            1999        Change
   --------            --------    ------     --------------------      -----------      ----------    -------
   $    363            $    367      (1)      Agricultural              $     1,047     $    1,042        --
        280                 239      17       Automotive                        877            767        14
        412                 398       3       Chemicals                       1,248          1,195         4
        586                 560       5       Energy                          1,605          1,656        (3)
        502                 492       2       Industrial Products             1,519          1,416         7
        506                 459      10       Intermodal                      1,418          1,273        11
   --------            --------    ------     --------------------      -----------     ----------     -----
   $  2,649            $  2,515       5       Total                     $     7,714     $    7,349         5
   --------            --------    ------     --------------------      -----------     ----------     -----

                                              Revenue Carloads
                                              In Thousands
                                              --------------------
        217                 233      (7)      Agricultural                      651            670        (3)
        196                 167      18       Automotive                        609            521        17
        237                 238       -       Chemicals                         713            696         2
        513                 478       7       Energy                          1,432          1,403         2
        363                 365      (1)      Industrial Products             1,094          1,045         5
        767                 719       7       Intermodal                      2,181          2,026         8

   --------            --------    ------     --------------------      -----------      ---------     -----
      2,293               2,200       4        Total                          6,680          6,361         5
   --------            --------    ------     --------------------      -----------      ---------     -----


                                              Average Revenue
                                              Per Car
   --------            --------    ------     --------------------      -----------      ----------    -------
   $  1,673            $  1,576       6       Agricultural              $     1,607      $    1,555         3
      1,425               1,430       -       Automotive                      1,439           1,472        (2)
      1,738               1,673       4       Chemicals                       1,752           1,717         2
      1,141               1,172      (3)      Energy                          1,120           1,181        (5)
      1,383               1,350       2       Industrial Products             1,389           1,356         2
        661                 638       4       Intermodal                        650             628         4
   --------            --------    ------     --------------------      -----------      ----------    -------
     $1,155            $  1,144       1       Total                     $     1,155      $    1,155         -
   --------            --------    ------     --------------------      -----------      ----------    -------


Agricultural - Agricultural revenue decreased in the third quarter of 2000 and was flat for the nine-month period over the comparable periods in 1999. Carloads decreased primarily due to reduced market demand for wheat and corn and a lack of producer selling in anticipation of higher prices. Revenue was up for fresh fruits and vegetables primarily as a result of new express train service from northern California to eastern markets. Average revenue per car increased for the quarter and year to date primarily due to an increase in longer haul traffic and slower growth in shorter haul, lower average revenue per car traffic.

Automotive - Automotive revenue and carloads increased for both the three- and nine-month periods of 2000 over the comparable periods in 1999. The year-over-year gain resulted from strong demand for finished vehicles and materials. Average revenue per car decreased slightly principally due to an increase in lower average revenue per car materials moves utilizing containers, rather than boxcars.

Chemicals - Chemicals revenue increased for both the three- and nine-month periods of 2000 over the comparable periods in 1999. Third quarter gains were driven primarily by increases in average revenue per car for soda ash, fertilizer and liquid and dry shipments and selected price increases. Carload volume in the third quarter declined slightly due to a softening economy and higher inventories at end-user locations. Year-to-date gains were driven by improved service levels, customer plant expansions and economic strength in the first half of the year. Domestic soda ash, plastics and liquid and dry chemicals showed the highest gains in revenue.

Energy - Energy revenue increased in the third quarter and decreased for the nine-month period of 2000 over the comparable periods in 1999. The third quarter growth was driven by an increase in carloads. For the nine-month period, revenue decreased due to lower average revenue per car as a result of contract pricing provisions with certain major customers. Carloads increased in the third quarter due to market share gains and high demand due to hot summer weather in the south and southwest. For the nine-month period, the increase in carloads in the third quarter was partially offset by lower demand at utilities in the first six months of 2000 due to high inventory levels caused by Y2K concerns and mild winter weather.

Industrial Products - Industrial Products revenue increased for both the three- and nine-month periods of 2000 over the comparable periods in 1999 due to stronger commodity demand and improved service. Carloads decreased slightly in the third quarter due to a softening economy and declines in government shipments, recyclables, and stone, partially offset by higher steel carloads. Year to date, carloads increased over the comparable period in 1999 primarily due to strong domestic steel demand and the effects of a growing economy on lumber, cement, scrap metal, and paperboard. Increases in average revenue per car were due to gains in high average revenue per car steel and lumber moves and selected price increases.

Intermodal - Intermodal revenue increased for both the three- and nine-month periods of 2000 over the comparable periods in 1999. Third quarter revenue carloads and revenue were both quarterly records. Third quarter and year-to-date gains were driven by improved service and strong growth in imports from Asia. Average revenue per car increased primarily as a result of price increases.

OPERATING EXPENSES - Operating expenses increased $119 million (6%) and $270 million (4%) for the three- and nine-month periods ended September 30, 2000, respectively. Operating expense comparisons by category for the three- and nine-month periods ending September 30, 2000 and 1999 are discussed below. The factors primarily responsible for the increase or decrease in each category are substantially the same for both the three- and nine-month periods, except as noted.

Salaries, Wages and Employee Benefits - Costs decreased $38 million (4%) and $76 million (3%) for the three- and nine-month periods, respectively, over the comparable periods in 1999. Wage inflation and volume-related costs were more than offset by lower expenses from decreased workforce levels, higher train crew productivity and lower crew training expenses.

Equipment and Other Rents - Expenses increased $10 million (3%) and decreased $7 million (1%) for the three- and nine-month periods, respectively. The third quarter increase was due primarily to higher volume-related costs, partially offset by lower prices. For the nine-month period, the decrease was attributable to improvements in car cycle times, lower prices, and increased car rents from other railroads. Higher volume costs partially offset the year-to-date decreases.

Depreciation - Depreciation increased $13 million (5%) and $39 million (5%) for the three- and nine-month periods, respectively, over comparable periods in 1999, as a result of the Railroad's capital program in 1999 and the first nine months of 2000. Capital spending was $1.4 billion in the nine months ended September 30, 2000 compared to $1.3 billion in the nine months ended September 30, 1999.

Fuel and Utilities - Expenses were up $127 million (64%) and $346 million (61%) for the three- and nine-month periods, respectively. Higher fuel prices added $115 million of expense in the third quarter and $304 million of expense in the first nine months of 2000 over comparable periods in 1999. Volume costs added $7 million for the third quarter and $22 million for the first nine months of 2000 compared to 1999. The Railroad hedged approximately 10% of its fuel consumption for both the three- and nine-month periods, which decreased fuel costs by $15 million and $35 million, respectively. As of September 30, 2000, expected fuel consumption for the remaining three months of 2000 is 9% hedged at 40 cents per gallon excluding taxes, transportation costs and regional pricing spreads (see
Note 3 to the Consolidated Financial Statements).

Materials and Supplies - Expenses remained flat for the three-month period and increased $20 million (5%) for the nine-month period. In the third quarter, cost reductions and operating efficiencies offset higher volume-related costs and inflation. Year-to-date expenses were higher than 1999 due to higher locomotive overhauls and volume-related increases in car and locomotive repairs.

Casualty Costs - Expenses increased $11 million (16%) and decreased $15 million (6%) for the three- and nine- month periods, respectively. Third quarter 1999 expenses were favorably affected by an insurance refund and lower personal injury expenses. Year-to-date 2000 casualty costs were also favorably affected by lower personal injury expenses.

Other Costs - Expenses decreased $4 million (2%) and $37 million (6%) for the three- and nine-month periods, respectively, compared to comparable periods in 1999. Cost control and productivity gains offset volume-related cost increases and higher state and local taxes in both time periods.

OPERATING INCOME - Operating income increased $48 million (9%) to $563 million and $251 million (19%) to $1,567 million for the three and nine months ended September 30, 2000, respectively. The operating ratio for the third quarter of 2000 was 79.7%, 0.5 percentage points better than 1999's 80.2% operating ratio. The operating ratio for the first nine months of 2000 was 80.6%, 2.0 percentage points better than 1999's 82.6%.

NON-OPERATING ITEMS - Non-operating expense, net, decreased $5 million (4%) and $20 million (5%) for the three and nine months ended September 30, 2000, respectively. Third quarter and year-to-date improvements were primarily the result of lower interest expense, partially offset by lower income from real estate sales and lower miscellaneous other income. Income taxes increased $13 million (9%) for the third quarter and $108 million (34%) for the first nine months of 2000 reflecting higher income levels and a one-time, $19 million after-tax gain in the second quarter of 1999 related to prior year tax settlements.

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

    In September 2000, the FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 140), replacing FAS 125. FAS 140 revises criteria for accounting for securitizations, other financial asset transfers and collateral, and introduces new disclosures. FAS 140 is effective for fiscal 2000 in respect to the new disclosure requirements and amendments of the collateral provisions originally presented in FAS 125. All other provisions are effective for transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001. The provisions are to be applied prospectively with certain exceptions. Management is currently assessing the impact that FAS 140 will have on the Corporation's consolidated financial statements.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The discussion of certain legal proceedings affecting the Registrant and/or certain of its subsidiaries set forth in Note 7 to the Consolidated Financial Statements included in Item 1 of Part I of this Report is incorporated herein by reference. In addition to those matters, the following proceedings, or developments in proceedings presently pending, arose or occurred during the third quarter of 2000.

ENVIRONMENTAL MATTERS - As previously reported, the U.S. Environmental Protection Agency (EPA) had brought a civil action against certain subsidiaries of Southern Pacific, which have been merged into the Railroad, in the U.S. District Court for the District of Colorado alleging violation of the Clean Water Act and the Oil Pollution Act. The complaint identified seven incidents involving the alleged release of hazardous substances into the waters of the United States and sought civil penalties of $25,000 per day and unspecified injunctive relief to prevent future violations. Six of the seven incidents were related to derailments dating back to 1992. Six of the incidents involved alleged releases from ruptured locomotive fuel tanks and an incident in 1996 involved an alleged release of sulfuric acid near the Tennessee Pass. During the third quarter of 2000, a final settlement was negotiated with the EPA disposing of the action. The Railroad agreed to pay a civil penalty in the amount of $800,000 and to take various measures to prevent or mitigate the impact of future incidents, including clean up of right of way, rock slide prevention measures and a geologic study.

SHAREHOLDER LAWSUITS - UPC and certain of its directors and officers (who are also directors of the Railroad) are defendants in two purported class actions that have been consolidated into one proceeding (the Class Action). The consolidated complaint alleges, among other things, that UPC violated the federal securities laws by failing to disclose material facts and making materially false and misleading statements concerning the service, congestion and safety problems encountered following UPC's acquisition of Southern Pacific in 1996. These lawsuits were filed in late 1997 in the United States District Court for the Northern District of Texas and seek to recover unspecified amounts of damages. Management believes that the plaintiffs' claims are without merit and has been defending them vigorously. The defendants moved to dismiss this action, and the motion was briefed and submitted to the Court for decision in 1998. In February 2000, prior to a ruling on the motion, the parties jointly advised the Court that they were engaged in discussions concerning the possible settlement of the action and asked the Court to defer ruling on the motion to dismiss pending the outcome of these discussions. The Court entered an order dated February 29, 2000 agreeing to such deferral, subject to the motion of either party to reactivate the action and the pending motion to dismiss at any time.

     In addition to the Class Action, a purported derivative action was filed on behalf of UPC and the Railroad in September 1998 in the District Court for Tarrant County, Texas, naming as defendants the then-current and certain former directors of UPC and the Railroad and, as nominal defendants, UPC and the Railroad (the Derivative Action and together with the Class Action, the Actions). The Derivative Action alleges, among other things, that the named directors breached their fiduciary duties to UPC and the Railroad by approving and implementing the Southern Pacific merger without informing themselves of its impact or ensuring that adequate controls were put in place and by causing UPC and the Railroad to make misrepresentations about the Railroad's service problems to the financial markets and regulatory authorities. The individual defendants also believe that these claims are without merit and have defended them vigorously.

     In December 1998, UPC's Board of Directors established a special litigation committee consisting of three independent directors to review the plaintiff's allegations under the Derivative Action to determine whether it was in UPC's best interest to pursue them. In February 1999, the committee rendered its report, in which it unanimously concluded that further prosecution of the Derivative Action on behalf of UPC and the Railroad was not in the best interest of either such company. Accordingly, UPC and the Railroad filed a motion with the Court to dismiss the Derivative Action.

     Prior to any ruling on the motions to dismiss the Class Action and the Derivative Action, counsel for UPC, the Railroad and certain officers and directors of UPC and the Railroad entered into a Memorandum of Understanding (the MOU), dated June 28, 2000, with counsel for the plaintiffs in the Class Action and Derivative Action, providing for the settlement of the Actions. The MOU provides, among other things, that the Class Action will be settled for $34,025,000 in cash (the Settlement Payment), the full amount of which will be covered by UPC's insurance carriers. Counsel for the plaintiffs in the Class Action will apply to the court for any award of their fees and expenses, to be paid out of the Settlement Payment. The MOU also provides that, in settlement of the Derivative Action, UPC will adopt certain additional procedures which will reinforce its continuing effort to ensure both the effective implementation of its merger with Southern Pacific and its ongoing commitment to rail safety. In addition, in the event of any proposed merger or other transaction involving consolidation of UPC and a rail system of greater than 1,000 miles in length of road, UPC will commission a study, to be completed in advance of any formal application to a U.S., Canadian or Mexican federal regulatory board, to analyze prospective safety and congestion-related issues. As part of the terms of the Derivative Action settlement, counsel for the plaintiffs will receive such fees and expenses as may be awarded by the Court, up to an aggregate amount of $975,000. Such amount will also be fully covered by UPC's insurance carriers.

     On October 12, 2000, counsel for the respective parties in the Class Action and the Derivative Action entered into definitive Stipulations of Compromise and Settlement (the Stipulations), providing for the settlement of the Actions on the terms described above, subject to court approval. By order dated October 17, 2000, the court in which the Class Action is pending preliminarily approved the settlement of that Action and scheduled a hearing for December 13, 2000, on the question of whether the proposed settlement should be approved as fair, reasonable and adequate to the members of the class, and the amount of fees, expenses and disbursements to be awarded to plaintiffs' counsel. By order dated October 23, 2000, the court in which the Derivative Action is pending preliminarily approved the settlement of that Action and scheduled a hearing, also for December 13, 2000, on the question of whether the proposed settlement of that action is fair, reasonable and in the best interest of UPC, its shareholders and the Railroad and the amount of fees, expenses and disbursements to be awarded to plaintiff's counsel. As of October 26, 2000, pursuant to the court orders in each of the Actions, notice of the proposed settlements and fairness hearings were mailed to those UPC shareholders affected by the Actions.

     The settlement of each of the Actions is subject to, among other conditions, the entry of a final judgment approving each settlement by the respective courts in which each Action is pending. Notwithstanding the existence of the MOU, the Stipulations, and the court orders preliminarily approving the proposed settlements, there can be no assurances that a definitive settlement will be consummated with respect to either Action. UPC, the Railroad and the individual defendants named in the Actions entered into the MOU and Stipulations solely for the purpose of avoiding the further expense, inconvenience, burden and uncertainty of the Actions, and their decision to do so is not an admission or concession or evidence of any liability or wrongdoing on the part of any party to either Action, which liability and wrongdoing have consistently been, and continue to be, denied.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS

               12(a) -  Computation of ratio of earnings to fixed charges for the Three Months Ended September 30, 2000.
               12(b) -  Computation of ratio of earnings to fixed charges for the Nine Months Ended September 30, 2000.
               27    -  Financial data schedule.

          (b)  REPORTS ON FORM 8-K

               On July 7, 2000, the Registrant filed a Current Report on Form 8-K announcing developments in certain litigation.

               On July 27, 2000, the Registrant filed a Current Report on Form 8-K announcing UPC's financial results for the second quarter of 2000.

               On October 19, 2000, the Registrant filed a Current Report on Form 8-K announcing UPC's financial results for the third quarter of 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2000


                      UNION PACIFIC RAILROAD COMPANY
                      (Registrant)

                       By /s/ Richard J. Putz
                          -------------------
                          Richard J. Putz
                          Chief Accounting Officer and Controller
                          (Chief Accounting Officer and Duly Authorized Officer)

           UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY
                             AND AFFILIATE COMPANIES

                                  INDEX TO EXHIBITS


  Exhibit
    No.            Description of Exhibits Filed with this Statement
  -------          -------------------------------------------------

   12(a) Computation of ratio of earnings to fixed charges for the Three Months Ended September 30, 2000.

   12(b) Computation of ratio of earnings to fixed charges for the Nine Months Ended September 30, 2000.

   27              Financial data schedule.