Form 10-K
period 2000-12-31
UNION PACIFIC RAILROAD CO/DE
filed 2001-03-21
CIK 92259

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)
   [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

Missouri Pacific Railroad Company                                 New York Stock Exchange, Inc.
     4-1/4% First Mortgage Bonds due 2005
Missouri Pacific Railroad Company                                 New York Stock Exchange, Inc.
     4-3/4% General Income Mortgage Bonds due 2020 and 2030
Missouri Pacific Railroad Company                                 New York Stock Exchange, Inc.
     5% Income Debentures due 2045
Missouri-Kansas-Texas Railroad Company                            New York Stock Exchange, Inc.
     5-1/2% Subordinated Income Debentures due 2033
Securities registered pursuant to Section 12(g) of the Act:       None

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

                              Yes  X   No
                                  ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].


None of the Registrant's voting stock is held by non-affiliates. The Registrant is a wholly owned subsidiary of Union Pacific Corporation.

As of February 28, 2001, the Registrant had outstanding 7,130 shares of Common Stock, $10 par value, and 620 shares of Class A Stock, $10 par value.

DOCUMENTS INCORPORATED BY REFERENCE:        None

                                     PART I

ITEM 1. BUSINESS

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

     The Railroad has approximately 34,000 route miles linking Pacific Coast and Gulf Coast ports to the Midwest and eastern U.S. gateways and providing several north/south corridors to key Mexican gateways. The Railroad serves the western two-thirds of the country and maintains coordinated schedules with other carriers for the handling of freight to and from the Atlantic Coast, the Pacific Coast, the Southeast, the Southwest, Canada and Mexico. Export and import traffic is moved through Gulf Coast and Pacific Coast ports and across the Mexican and (primarily through interline connections) Canadian borders.

PRODUCT MIX - In 2000, the Railroad had operating revenues of approximately $10.7 billion, almost all of which were derived from rail freight operations. The percentages of revenue ton-miles (RTM) and rail commodity revenue for commodities during 2000, 1999 and 1998 were as follows:

                                          2000                            1999                            1998
                               --------------------------      --------------------------      --------------------------
                                               Commodity                       Commodity                       Commodity
                                  RTM           Revenue           RTM           Revenue           RTM           Revenue
                               ----------      ----------      ----------      ----------      ----------      ----------
Agricultural .............           13.9%           13.6%           14.7%           14.4%           14.1%           14.4%
Automotive ...............            3.4            11.5             3.2            10.6             3.1            10.3
Chemicals ................           11.0            16.0            11.3            16.2            11.4            16.9
Energy ...................           40.9            21.0            40.0            22.0            40.1            22.0
Industrial  Products .....           16.2            19.3            16.2            19.3            16.5            19.7
Intermodal ...............           14.6            18.6            14.6            17.5            14.8            16.7
                               ----------      ----------      ----------      ----------      ----------      ----------
Total ....................          100.0%          100.0%          100.0%          100.0%          100.0%          100.0%
                               ==========      ==========      ==========      ==========      ==========      ==========
Total (billions) .........          485.5      $     10.3           473.1      $      9.9           432.1      $      9.1
                               ==========      ==========      ==========      ==========      ==========      ==========

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

EMPLOYEES - Approximately 87% of the Railroad's nearly 50,000 employees are represented by rail unions. Under the conditions imposed by the Surface Transportation Board (STB) in connection with the Southern Pacific acquisition, labor agreements between the Railroad and the unions had to be negotiated before the UPRR and Southern Pacific rail systems could be fully integrated. The Railroad has successfully reached agreements with the shopcraft, carmen, clerical, and maintenance-of-way unions, and also implemented "hub-and-spoke" agreements with the train operating crafts. Under the hub-and-spoke concept, all operating employees in a central "hub" are placed under a common set of collective bargaining agreements with the ability to work on the "spokes" running into and out of the hub. Negotiations under the Railway Labor Act to revise the national labor agreements for all crafts began in late 1999 and are still in progress.

ACQUISITIONS

MEXICAN RAILWAY CONCESSION - During 1997, the Company and a consortium of partners were granted a 50-year concession to operate the Pacific-North and Chihuahua Pacific lines and a 25% stake in the Mexico City Terminal Company at a price of $525 million. The consortium assumed operational control of both lines in 1998. In March 1999, the Company purchased an additional 13% ownership interest for $87 million from one of its partners. The Company currently holds a 26% ownership share in the consortium. This investment is accounted for using the equity method of accounting.

SOUTHERN PACIFIC - During 2000, the Company continued its integration of Southern Pacific's rail operations. This process is expected to be completed in 2001 (see note 2 to the consolidated financial statements on pages F-8 and F-9). The Corporation's investment in Southern Pacific has been pushed down to the Railroad. The acquisition of Southern Pacific (SP) has been accounted for using the purchase method of accounting and was fully consolidated into the Company's results beginning October 1996.

OTHER INFORMATION

GOVERNMENTAL REGULATION - The Company's operations are currently subject to a variety of federal, state and local regulations. The most significant areas of regulation are described below. See also the discussion of certain regulatory proceedings in "Item 3. Legal Proceedings," which is incorporated herein by reference.

     The Railroad is subject to the regulatory jurisdiction of the STB and other federal and state agencies. The STB has jurisdiction over rates charged on certain regulated rail traffic; freight car compensation; transfer, extension or abandonment of rail lines; and acquisition of control of rail and motor carriers by rail common carriers. In March 2000, the STB imposed a 15-month moratorium on railroad merger applications between Class I railroads. The moratorium directs large railroads to avoid merger activities for 15 months until the STB adopts new rules governing merger proceedings. The rulemaking proceeding is scheduled to be completed by June 11, 2001.

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

     The operations of the Company are subject to the requirements of the CAA. The 1990 amendments to the CAA include a provision under Title V requiring that certain facilities obtain operating permits. EPA regulations require all states to develop federally approvable permit programs. Affected facilities must submit air operating permit applications to the respective states within one year of the EPA's approval of the state programs. Certain of the Company's facilities may be required to obtain such permits. In addition, in December 1997 the EPA issued final regulations which require that certain purchased and remanufactured locomotives meet stringent emissions criteria. While the cost of meeting these requirements may be significant, expenditures are not expected to affect materially the Company's financial condition or results of operations.

     The operations of the Company are also subject to other laws protecting the environment, including permit requirements for wastewater discharges pursuant to the National Pollutant Discharge Elimination System and storm-water runoff regulations under the Federal Water Pollution Control Act.

     Information concerning environmental claims and contingencies and estimated attendant remediation costs is set forth in "Management's Narrative Analysis of Results of Operations - Other Matters - Environmental Costs" at page F-26. Such information is incorporated herein by reference.

CAUTIONARY INFORMATION

Certain statements in this report are, and statements in other material filed or to be filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) are or will be, forward-looking within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements include, without limitation, statements regarding: expectations as to operational improvements; expectations as to cost savings, revenue growth and earnings; the time by which certain objectives will be achieved; estimates of costs relating to environmental remediation and restoration; proposed new products and services; expectations that claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity; and statements concerning projections, predictions, expectations, estimates or forecasts as to the Company's and its subsidiaries' business, financial and operational results, and future economic performance, statements of management's goals and objectives and other similar expressions concerning matters that are not historical facts.

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

ITEM 2. PROPERTIES

OPERATING EQUIPMENT

At December 31, 2000, the Railroad owned or leased from others 7,007 locomotives, 108,669 freight cars and 6,616 units of work equipment. Substantially all railway equipment secures various outstanding equipment obligations.

RAIL PROPERTY

The Railroad operates approximately 34,000 miles of track, including approximately 27,000 miles of main line. Approximately 12 percent of the main line track consists of trackage rights over track owned by others. A substantial portion of the right-of-way and track is subject to one or more mortgages.

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

     Among the conditions to the STB's approval of the Southern Pacific acquisition was the requirement that the STB retain oversight jurisdiction for five years to examine whether the conditions imposed under the Decision remain effective to address the competitive harms caused by the merger. On December 15, 2000, the STB served a decision in the fourth annual general oversight proceeding to review the implementation of the merger and the effectiveness of the conditions imposed under the Decision. The Board concluded that merger implementation continued to be positive, the conditions ensured effective competition and no new conditions were warranted. The STB established July 2, 2001 as the date for the fifth comprehensive summary to be filed by the Railroad. The STB order also requires interested parties to file comments concerning the fifth annual oversight proceeding on August 17, 2001, with replies being due September 4, 2001.

SHAREHOLDER LITIGATION

As previously reported, UPC and certain of its directors and officers (who are also directors of the Railroad) were named as defendants in two purported class actions filed in 1997 that have been consolidated into one proceeding in the United States District Court for the Northern District of Texas (the Class Action). In addition to the Class Action, a purported derivative action was filed on behalf of UPC and the Railroad in September 1998 in the District Court for Tarrant County, Texas, naming as defendants the then-current and certain former directors of UPC and the Railroad and, as nominal defendants, UPC and the Railroad (the Derivative Action and together with the Class Action, the Actions).

     Prior to any rulings on the defendants' motions to dismiss the Class Action and the Derivative Action, counsel for UPC, the Railroad and the individual defendants in those Actions entered into a Memorandum of Understanding (the
MOU), dated June 28, 2000, with counsel for the plaintiffs in the Class Action and Derivative Action, providing for the settlement of both Actions. The MOU provided, among other things, that the Class Action would be settled for $34,025,000 in cash (the Settlement Payment), the full amount of which has been covered by UPC's insurance carriers. The MOU also provided that, in settlement of the Derivative Action, UPC would adopt certain additional procedures which are intended to reinforce its continuing effort to ensure both the effective implementation of its merger with Southern Pacific and its ongoing commitment to rail safety. In addition, in the event of any proposed merger or other transaction involving consolidation of UPC and a rail system of greater than 1,000 miles in length of road, UPC agreed to commission a study, to be completed in advance of any formal application to a U.S., Canadian or Mexican federal regulatory board, to analyze prospective safety and congestion-related issues.

     On October 12, 2000, counsel for the respective parties in the Class Action and the Derivative Action entered into definitive Stipulations of Compromise and Settlement (the Stipulations), providing for the settlement of the Actions on the terms described above, subject to court approval. At separate hearings on December 13, 2000, the court in the Class Action and the court in the Derivative Action approved the proposed settlement of the respective Actions as fair, adequate and reasonable and dismissed the respective Actions with prejudice in favor of the defendants. In its order, the court in the Class Action also granted in part plaintiffs' counsels' application for attorneys' fees and expenses, to be paid from the Settlement Payment. In its order, the court in the Derivative Action also granted plaintiff's counsels' application for attorneys fees and expenses in the amount of $975,000, which amount has been paid by the Company but has been fully covered by UPC's insurance carriers.

     UPC, the Railroad and the individual defendants named in the Actions entered into the MOU and Stipulations solely for the purpose of avoiding the further expense, inconvenience, burden and uncertainty of the Actions, and their decision to do so does not constitute, and under the terms of the Stipulations may not be taken as, an admission or concession or evidence of any liability or wrongdoing whatsoever on the part of any party to either Action, which liability and wrongdoing have consistently been, and continue to be, denied.

SURFACE TRANSPORTATION BOARD MATTERS

As previously reported, in May 2000 the STB dismissed a complaint filed by the Western Coal Traffic League (WCTL) alleging that the Railroad improperly accounted for certain costs associated with the acquisition of SP and service difficulties in its 1997 annual report filed with the STB. On June 1, 2000, the WCTL petitioned the STB for a rehearing. On November 30, 2000, the STB rejected WCTL's petition for reconsideration and affirmed its earlier decision issued in May of 2000 that the Railroad properly accounted for the service difficulties experienced in 1997.

     Also as previously reported, in May 2000 the STB served a decision in a complaint filed by FMC challenging the Railroad's tariff rates on 16 different movements. The decision found rates on 15 of the movements were excessive. On June 1, 2000, the Railroad petitioned the STB for reconsideration, alleging that multiple errors caused the decision to understate costs and therefore prescribe rates where not jurisdictionally permitted or prescribe lower rates than warranted. The Railroad and FMC each also filed a petition for review of the STB decision in the United States Circuit Court of Appeals for the D.C. Circuit. Although both FMC and the Railroad originally challenged the STB decision, both parties agreed that neither party would pursue future appeals or regulatory action as part of a wider commercial understanding reached on December 8, 2000. When the Railroad notified the STB that it was withdrawing its motion for reconsideration, the STB dismissed the motion and discontinued the proceeding in a decision served December 13, 2000. The parties agreed upon an amount to be paid in final reparations and interest and the Railroad paid the final installment on December 15, 2000.

OTHER MATTERS

Western Resources v. Union Pacific Railroad Company and The Burlington Northern Santa Fe Railway Company. Western Resources (Western) filed its original complaint on January 24, 2000 in the U.S. District Court for the District of Kansas. Western alleged the railroads materially breached their service obligations under the transportation contract to deliver coal in a timely manner to Western's Jeffrey Energy Center. The original complaint sought recovery of consequential damages and termination of the contract, excusing Western from further performance. In an amended complaint filed September 1, 2000, Western claimed the right to retroactive termination and added a claim for restitution. In its December 1, 2000 supplemental disclosure of damages, Western continued to assert both its damages and restitution claims.

     The railroads are vigorously defending this lawsuit and discovery is underway. The railroads have filed two motions seeking dismissal of the termination and restitution claims. Western has responded, and the railroads have replied. The trial is currently scheduled to begin in May 2002.

ENVIRONMENTAL MATTERS

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

     Information concerning environmental claims and contingencies and estimated attendant remediation costs is set forth in "Management's Narrative Analysis of the Results of Operations - Other Matters - Environmental Costs" at page F-26. Such information is incorporated by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Omitted in accordance with General Instruction I of Form 10-K.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

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

                  Dividends on the Company Common Stock, which are paid on a quarterly basis, totaled $143 million, $200 million and $308 million in 2000, 1999 and 1998, respectively. Dividends paid on the Company Class A Stock were $57 million, $0 and $12 million in 2000, 1999 and 1998, respectively. Information concerning restrictions on the Registrant's ability to pay dividends on the Company Common Stock and the Company Class A Stock is set forth in note 9 on pages F-16 and F-17 to the consolidated financial statements. All such information is incorporated herein by reference.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information concerning market risk sensitive instruments is set forth in "Management's Narrative Analysis of the Results of Operations - Other Matters - Derivative Financial Instruments" on page F-27 and in note 4 to the consolidated financial statements on pages F-9 and F-10. All such information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements and supplementary information related thereto, listed on the Index to consolidated financial statements, are provided on pages F-1 through F-29 herein.

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

         Omitted in accordance with General Instruction I of Form 10-K.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) (1) and (2) Financial Statements and Schedules

                  See Index to the consolidated financial statements.

                  Schedule II - Valuation and Qualifying Accounts

                  Schedules not listed above have been omitted because they are not applicable or not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

                  (3) Exhibits

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

         (b)      Reports on Form 8-K

                  On October 19, 2000, the Registrant filed a current report on Form 8-K announcing UPC's financial results for the third quarter of 2000.

                  On December 27, 2000, the Registrant filed a current report on Form 8-K announcing spending reductions and the expectation of lower fourth quarter earnings.

                  On January 18, 2001, the Registrant filed a current report on Form 8-K announcing UPC's financial results for the fourth quarter of 2000.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2lst day of March, 2001.

                                        UNION PACIFIC RAILROAD COMPANY


                                        By /s/ Richard K. Davidson
                                           -------------------------------------
                                           Richard K. Davidson,
                                           Chairman and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, on this 2lst day of March, 2001 by the following persons on behalf of the Registrant and in the capacities indicated.


PRINCIPAL EXECUTIVE OFFICER:            By /s/ Richard K. Davidson
                                           -------------------------------------
                                           Richard K. Davidson,
                                           Chairman and Chief Executive Officer


PRINCIPAL FINANCIAL OFFICER:            By /s/ James R. Young
                                           -------------------------------------
                                           James R. Young,
                                           Chief Financial Officer


PRINCIPAL ACCOUNTING OFFICER:           By /s/ Richard J. Putz
                                           -------------------------------------
                                           Richard J. Putz
                                           Chief Accounting Officer and
                                           Controller

DIRECTORS:



Philip F. Anschutz*                          Elbridge T. Gerry, Jr.*


Robert P. Bauman*                            Judith Richards Hope*


E. Virgil Conway*                            Richard J. Mahoney*


Thomas J. Donohue*                           Steven R. Rogel*


Archie W. Dunham*                            Richard D. Simmons*


Spencer F. Eccles*                           Ernesto Zedillo*


Ivor J. Evans*





* By  /s/ Thomas E. Whitaker
      ----------------------------------------
          Thomas E. Whitaker, Attorney-in-fact

           UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY
                             AND AFFILIATE COMPANIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                               Page

Independent Auditors' Report.................................................................  F-2

Financial Statements:

     Consolidated Statements of Income
         - For the Years Ended December 31, 2000, 1999 and 1998..............................  F-3

     Consolidated Statements of Financial Position
         - At December 31, 2000 and 1999.....................................................  F-4

     Consolidated Statements of Cash Flows
         - For the Years Ended December 31, 2000, 1999 and 1998..............................  F-5

     Consolidated Statements of Changes in Common Shareholders' Equity
         - For the Years Ended December 31, 2000, 1999 and 1998..............................  F-6

     Notes to Consolidated Financial Statements.............................................   F-7 - F-20

Management's Narrative Analysis of the Results of Operations.................................  F-21 - F-29

INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Union Pacific Railroad Company
Omaha, Nebraska


We have audited the accompanying consolidated statements of financial position of Union Pacific Railroad Company (a wholly owned subsidiary of Union Pacific Corporation) and Consolidated Subsidiary and Affiliate Companies (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in common shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate Companies at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska
January 18, 2001

PART 1 - FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF INCOME
Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate
Companies
For The Years Ended December 31,


Millions of Dollars, Except Ratios                                          2000            1999            1998
----------------------------------                                       ----------      ----------      ----------
OPERATING REVENUES         Rail ....................................     $   10,731      $   10,140      $    9,329
                                                                         ----------      ----------      ----------
OPERATING EXPENSES         Salaries, wages and employee benefits ...          3,597           3,578           3,607
                           Equipment and other rents ...............          1,179           1,199           1,292
                           Depreciation ............................          1,089           1,034           1,003
                           Fuel and utilities ......................          1,279             783             792
                           Materials and supplies ..................            544             538             513
                           Casualty costs ..........................            319             334             423
                           Other costs .............................            821             852           1,266
                                                                         ----------      ----------      ----------
                           Total ...................................          8,828           8,318           8,896
                                                                         ----------      ----------      ----------
INCOME                     Operating Income ........................          1,903           1,822             433
                           Other income ............................            126             115             186
                           Interest expense ........................           (592)           (618)           (603)
                                                                         ----------      ----------      ----------
                           Income before Income Taxes ..............          1,437           1,319              16
                           Income taxes ............................           (511)           (465)             11
                                                                         ----------      ----------      ----------
                           Net Income ..............................     $      926      $      854      $       27
                                                                         ----------      ----------      ----------
                           Ratio of Earnings to Fixed Charges ......            2.9             2.6             1.0
                                                                         ----------      ----------      ----------

        The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate
Companies
At December 31,


Millions of Dollars                                                                           2000            1999
-------------------                                                                        ----------      ----------
ASSETS

Current Assets                 Cash and temporary investments ........................     $       88      $       83
                               Accounts receivable - net .............................            393             418
                               Inventories ...........................................            347             329
                               Current deferred tax asset ............................             30              48
                               Other current assets ..................................            121              78
                                                                                           ----------      ----------
                               Total .................................................            979             956
                                                                                           ----------      ----------
Investments                    Investments in and advances to affiliated companies ...            644             657
                               Other investments .....................................             84              95
                                                                                           ----------      ----------
                               Total .................................................            728             752
                                                                                           ----------      ----------
Properties                     Cost:
                                  Road and other .....................................         26,832          25,781
                                  Equipment ..........................................          7,781           7,755
                                                                                           ----------      ----------
                               Total .................................................         34,613          33,536
                                                                                           ----------      ----------
                               Accumulated depreciation ..............................         (6,881)         (6,490)
                                                                                           ----------      ----------
                               Properties - Net ......................................         27,732          27,046
                                                                                           ----------      ----------
Other                          Other assets ..........................................            142             126
                                                                                           ----------      ----------
                               Total Assets ..........................................     $   29,581      $   28,880
                                                                                           ----------      ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities            Accounts payable ......................................     $      558      $      496
                               Accrued wages and vacation ............................            388             377
                               Accrued casualty costs ................................            345             344
                               Income and other taxes ................................            220             252
                               Debt due within one year ..............................            207             210
                               Interest payable ......................................             82              97
                               Other current liabilities .............................            712             669
                                                                                           ----------      ----------
                               Total .................................................          2,512           2,445
                                                                                           ----------      ----------
Other Liabilities and          Intercompany borrowings from UPC ......................          5,082           5,357
Shareholders' Equity           Third-party debt due after one year ...................          2,397           2,419
                               Deferred income taxes .................................          7,705           7,266
                               Accrued casualty costs ................................            811             911
                               Retiree benefit obligations ...........................            632             677
                               Other long-term liabilities ...........................            440             533
                               Redeemable preference shares ..........................             23              25
                               Commitments and Contingencies
                               Common shareholders' equity ...........................          9,979           9,247
                                                                                           ----------      ----------
                               Total Liabilities and Shareholders' Equity ............     $   29,581      $   28,880
                                                                                           ----------      ----------

        The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate
Companies
For The Years Ended December 31,


Millions of Dollars                                                                       2000            1999            1998
-------------------                                                                    ----------      ----------      ----------
OPERATING ACTIVITIES        Net Income ...........................................     $      926      $      854      $       27
                            Non-cash charges to income:
                                Depreciation .....................................          1,089           1,034           1,003
                                Deferred income taxes ............................            456             592               7
                                Other - net ......................................           (537)           (560)           (218)
                            Changes in current assets and liabilities ............             49              66            (266)
                                                                                       ----------      ----------      ----------
                            Cash Provided by Operating Activities ................          1,983           1,986             553
                                                                                       ----------      ----------      ----------
INVESTING ACTIVITIES        Capital investments ..................................         (1,735)         (1,777)         (2,044)
                            Proceeds from sale of assets and other investing
                                activities .......................................            254             211             212
                                                                                       ----------      ----------      ----------
                            Cash Used in Investing Activities ....................         (1,481)         (1,566)         (1,832)
                                                                                       ----------      ----------      ----------
FINANCING ACTIVITIES        Dividends paid to parent .............................           (200)           (200)           (320)
                            Debt repaid ..........................................           (224)           (239)           (276)
                            Financings ...........................................            202              77             486
                            Advances - net .......................................           (275)            (10)          1,374
                                                                                       ----------      ----------      ----------
                            Cash Provided by (Used in) Financing Activities ......           (497)           (372)          1,264
                                                                                       ----------      ----------      ----------
                            Net Change in Cash and Temporary Investments .........     $        5      $       48      $      (15)
                            Cash and Temporary Investments at Beginning
                                of Year ..........................................             83              35              50
                                                                                       ----------      ----------      ----------
                            Cash and Temporary Investments at End of Year ........     $       88      $       83      $       35
                                                                                       ----------      ----------      ----------
CHANGES IN CURRENT          Accounts receivable ..................................     $       25      $       76      $       58
ASSETS AND LIABILITIES      Inventories ..........................................            (18)              8             (49)
                            Other current assets .................................            (25)             89              36
                            Accounts, wages and vacation payable .................             73              --            (169)
                            Debt due within one year .............................             (3)             32             (51)
                            Other current liabilities ............................             (3)           (139)            (91)
                                                                                       ----------      ----------      ----------
                            Total ................................................     $       49      $       66      $     (266)
                                                                                       ----------      ----------      ----------
SUPPLEMENTAL CASH           Cash paid (received) during the year for:
FLOW INFORMATION                Interest .........................................     $      617      $      641      $      561
                                Income taxes - net ...............................             95            (134)            (49)
                                                                                       ----------      ----------      ----------

        The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS' EQUITY
Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate
Companies


                                                                                                       Accumulated           Total
                                                                                                             Other          Common
                                                  Common       Class A      Paid-in-      Retained   Comprehensive   Shareholders'
Millions of Dollars                            Stock [a]     Stock [b]       Surplus      Earnings          Income          Equity
-------------------                           ----------    ----------    ----------    ----------   -------------   -------------
Balance at January 1, 1998 ...............    $       --    $       --    $    4,782    $    4,110     $       --     $    8,892
                                              ----------    ----------    ----------    ----------     ----------     ----------
Net Income ...............................            --            --            --            27             --             27
Other Comprehensive Income:
   Foreign translation adjustment ........            --            --            --            --             --             --
   Minimum pension liability adjustment ..            --            --            --            --             --             --
                                                                                                                      ----------
Comprehensive Income .....................            --            --            --            --             --             27
Dividends declared .......................            --            --            --          (320)            --           (320)
                                              ----------    ----------    ----------    ----------     ----------     ----------
Balance at December 31, 1998 .............            --            --         4,782         3,817             --     $    8,599
                                              ----------    ----------    ----------    ----------     ----------     ----------
Net Income ...............................            --            --            --           854             --            854
Other Comprehensive Income:
   Foreign translation adjustment ........            --            --            --            --             (4)            (4)
   Minimum pension liability adjustment ..            --            --            --            --             (2)            (2)
                                                                                                                      ----------
Comprehensive Income .....................            --            --            --            --             --            848
Dividends declared .......................            --            --            --          (200)            --           (200)
                                              ----------    ----------    ----------    ----------     ----------     ----------
Balance at December 31, 1999 .............            --            --         4,782         4,471             (6)    $    9,247
                                              ----------    ----------    ----------    ----------     ----------     ----------
NET INCOME ...............................            --            --            --           926             --            926
OTHER COMPREHENSIVE INCOME:
   FOREIGN TRANSLATION ADJUSTMENT ........            --            --            --            --              6              6
   MINIMUM PENSION LIABILITY ADJUSTMENT ..            --            --            --            --             --             --
                                                                                                                      ----------
COMPREHENSIVE INCOME .....................            --            --            --            --             --            932
DIVIDENDS DECLARED .......................            --            --            --          (200)            --           (200)
                                              ----------    ----------    ----------    ----------     ----------     ----------
BALANCE AT DECEMBER 31, 2000 .............    $       --    $       --    $    4,782    $    5,197     $       --     $    9,979
                                              ----------    ----------    ----------    ----------     ----------     ----------

[a]  Common stock, $10.00 par value: 9,200 shares authorized, 4,465 outstanding.

[b]  Class A stock, $10.00 par value: 800 shares authorized, 388 outstanding.


        The accompanying notes are an integral part of these consolidated financial statements.

           UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY
                             AND AFFILIATE COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of Union Pacific Railroad Company, a Delaware corporation (the Registrant), and all subsidiaries and certain affiliates (collectively, the Company or Railroad). The Registrant is a wholly owned subsidiary of Union Pacific Corporation, a Utah corporation (the Corporation or UPC). Investments in affiliated companies (20% to 50% owned and/or where the Company exercises significant influence over an investee's operations) are accounted for using the equity method of accounting. All material intercompany transactions are eliminated.

Cash and Temporary Investments - Temporary investments are stated at cost which approximates fair value and consist of investments with original maturities of three months or less.

Inventories - Inventories consist of materials and supplies carried at the lower of average cost or market.

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

Impairment of Long-lived Assets - The Company reviews long-lived assets, including identifiable intangibles, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value is reduced to the estimated fair value as measured by the discounted cash flows.

Financial Instruments - The carrying value of the Company's non-derivative financial instruments approximates fair value, except for differences with respect to long-term, fixed-rate debt and certain differences relating to cost method investments and other financial instruments that are not significant. The fair value of financial instruments is generally determined by reference to market values as quoted by recognized dealers or developed based upon the present value of expected future cash flows discounted at the applicable U.S. Treasury rate and swap spread.

     The Company periodically uses derivative financial instruments to manage risk related to changes in fuel prices and interest rates. The Company does not enter into financial instruments for trading or speculative purposes.

Revenue Recognition - Transportation revenues are recognized on a percentage-of-completion basis, as freight moves from origin to destination. Other Revenue is recognized as service is performed or contractual obligations are met.

Use of Estimates - The consolidated financial statements of the Company include estimates and assumptions regarding certain assets, liabilities, revenues and expenses and the disclosure of certain contingent assets and liabilities. Actual future results may differ from such estimates.

Change in Presentation - Certain prior year amounts have been reclassified to conform to the 2000 consolidated financial statement presentation.

1. NATURE OF OPERATIONS - The Registrant, a Class I railroad incorporated in Delaware and a wholly owned subsidiary of the Corporation, together with a number of wholly owned and majority owned subsidiaries, including as of October 1, 1996, Southern Pacific Rail Corporation (Southern Pacific or
     SP), certain affiliates and various minority owned companies, operates various railroad and railroad-related businesses. The Company expects to complete the integration of the operations of SP in 2001. During 1997, the Railroad and a consortium of partners were granted a 50-year concession to operate the Pacific-North and Chihuahua Pacific lines in Mexico. The Railroad made an additional investment in the consortium in 1999.

         The Railroad has approximately 34,000 route miles linking Pacific Coast and Gulf Coast ports to the Midwest and eastern United States gateways and providing several north/south corridors to key Mexican gateways. The Railroad serves the western two-thirds of the country and maintains coordinated schedules with other carriers for the handling of freight to and from the Atlantic Coast, the Pacific Coast, the Southeast, the Southwest, Canada and Mexico. Export and import traffic is moved through Gulf Coast and Pacific Coast ports and across the Mexican and (primarily through interline connections) Canadian borders. The Railroad is subject to price and service competition from other railroads, motor carriers and barge operators.

         Approximately 87% of the Railroad's nearly 50,000 employees are represented by rail unions. Under the conditions imposed by the Surface Transportation Board (STB) in connection with the Southern Pacific acquisition, labor agreements between the Railroad and the unions had to be negotiated before the UPRR and Southern Pacific rail systems could be fully integrated. The Railroad has successfully reached agreements with the shopcraft, carmen, clerical, and maintenance-of-way unions, and also implemented "hub-and-spoke" agreements with the train operating crafts. Under the hub-and-spoke concept, all operating employees in a central "hub" are placed under a common set of collective bargaining agreements with the ability to work on the "spokes" running into and out of the hub. Negotiations under the Railway Labor Act to revise the national labor agreements for all crafts began in late 1999 and are still in progress.

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

     Merger Consolidation Activities - In connection with the acquisition and continuing integration of UPRR and Southern Pacific's rail operations, the Company will complete the elimination of 5,200 duplicate positions in 2001, primarily employees involved in activities other than train, engine and yard activities. The Company will also complete the relocation of 4,700 positions, merging or disposing of redundant facilities, and disposing of certain rail lines. In addition, the Company will cancel and settle the remaining uneconomical and duplicative SP contracts, including payroll-related contractual obligations in accordance with the original merger plan.

     Merger Liabilities - In 1996, the Company recognized a $958 million pre-tax liability in the SP purchase price allocation for costs associated with SP's portion of these activities. Merger liability activity reflected cash payments for merger consolidation activities and reclassification of contractual obligations from merger liabilities to contractual liabilities. In addition, where merger implementation has varied from the original merger plan, the Company has adjusted the merger liability and the fair value allocation of SP's purchase price to fixed assets to eliminate the variance. Where the merger implementation has caused the Company to incur more costs than were envisioned in the original merger plan, such costs are charged to expense in the period incurred. The Company charged $10 million, $45 million and $474 million against the merger liability in 2000, 1999 and 1998, respectively. The remaining merger payments will be made during 2001 as labor negotiations are completed and implemented, and related merger consolidation activities are finalized.

     The components of the merger liability as of December 31, 2000 were as follows:

                                                                            Original     Cumulative   Dec. 31, 2000
      Millions of Dollars                                                  Liability       Activity       Liability
      -------------------                                                  ---------     ----------   -------------
     Labor protection related to legislated and contractual
        obligations .................................................      $     361     $      361     $       --
     Severance and related costs ....................................            343            271             72
     Contract cancellation fees and facility and line closure
        costs .......................................................            145            141              4
     Relocation costs ...............................................            109             96             13
                                                                           ---------     ----------     ----------
     Total ..........................................................      $     958     $      869     $       89
                                                                           ---------     ----------     ----------

     MEXICAN RAILWAY CONCESSION - During 1997, the Company and a consortium of partners were granted a 50-year concession to operate the Pacific-North and Chihuahua Pacific lines in Mexico and a 25% stake in the Mexico City Terminal Company at a price of $525 million. The consortium assumed operational control of both lines in 1998. In March 1999, the Company purchased an additional 13% ownership interest for $87 million from one of its partners. The Company now holds a 26% ownership share in the consortium. The investment is accounted for using the equity method of accounting. The Company's portion of the consortium's assets and liabilities are translated into U.S. dollars using current exchange rates in effect at the balance sheet date. The Company's portion of the consortium's net income is translated into U.S. dollars at weighted-average exchange rates prevailing during the year. The resulting translation adjustments are reflected within shareholders' equity as accumulated other comprehensive income.

3. RELATED PARTY TRANSACTIONS - Amounts due to and from affiliates, including advances to and borrowings from the Corporation, bear interest at an annually determined rate which considers the Corporation's cost of debt. Net intercompany interest expense charged to the Railroad on such amounts was $405 million, $420 million and $399 million in 2000, 1999 and 1998, respectively.

4.   FINANCIAL INSTRUMENTS

     STRATEGY AND RISK - The Company uses derivative financial instruments in limited instances for purposes other than trading to manage risk related to changes in fuel prices. The Company uses swaps, futures and/or forward contracts to mitigate the downside risk of adverse price movements; however, the use of these instruments also limits future gains from favorable movements.

     MARKET AND CREDIT RISK - The Company addresses market risk related to these instruments by selecting instruments whose value fluctuations highly correlate with the underlying item being hedged. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring high credit standards for counterparties and periodic settlements. The total credit risk associated with the Company's counterparties was $2 million and $22 million at December 31, 2000 and 1999, respectively. The Company has not been required to provide collateral; however, the Company has received collateral relating to its hedging activity where the concentration of credit risk was substantial.

     DETERMINATION OF FAIR VALUE - The fair values of the Company's derivative financial instrument positions at December 31, 2000 and 1999, detailed below, were determined based upon current fair values as quoted by recognized dealers or developed based upon the present value of expected future cash flows discounted at the applicable U.S. Treasury rate and swap spread.

     FUEL STRATEGY - Fuel costs are a significant portion of the Company's total operating expenses. As a result of the significance of fuel costs and the historical volatility of fuel prices, the Company periodically uses swaps, futures and/or forward contracts to mitigate the impact of fuel price volatility. The purpose of this program is to protect the Company's operating margins and overall profitability from adverse fuel price changes.

          The following is a summary of the Company's financial instruments at December 31, 2000 and 1999:

     Millions, Except Percentages and Average Commodity Prices               2000          1999
     ---------------------------------------------------------             --------      --------
     Fuel Hedging:
          Number of gallons hedged for 2000 ..........................           --           126
          Percentage of forecasted 2000 fuel consumption hedged ......           --            10%
          Average price of 2000 hedges outstanding (per gallon)[a] ...           --      $   0.40
          Number of gallons hedged for 2001 ..........................          101            --
          Percentage of forecasted 2001 fuel consumption hedged ......            8%           --
          Average price of 2001 hedges outstanding (per gallon)[a] ...     $   0.68            --
                                                                           --------      --------

     [a]  Excluded taxes and transportation costs, and regional pricing spreads.

          The asset and liability positions of the Company's outstanding financial instruments at December 31, 2000 and 1999 were as follows:

     Millions of Dollars                                                     2000         1999
     -------------------                                                   --------     --------
     Fuel Hedging:
          Gross fair market asset position ...........................     $      2     $     22
          Gross fair market (liability) position .....................           --           --
                                                                           --------     --------
     Total asset position ............................................     $      2     $     22
                                                                           --------     --------

          The Company's use of derivative financial instruments for fuel hedging decreased fuel costs by $52 million and $53 million in 2000 and 1999, respectively, and increased 1998 fuel costs by $87 million.

     FAIR VALUE OF DEBT INSTRUMENTS - The fair value of the Company's long- and short-term debt has been estimated using quoted market prices or current borrowing rates. At December 31, 2000, the fair value of total debt was greater than the carrying value by approximately $29 million. Approximately $435 million of fixed-rate debt securities contain call provisions that allow the Company to retire the debt instruments prior to final maturity subject, in certain cases, to the payment of premiums.

     SALE OF RECEIVABLES - The Railroad has sold, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to third parties through a bankruptcy-remote subsidiary. The receivables are sold at carrying value, which approximates fair value. The third parties have designated the Railroad to service the sold receivables. The amount of receivables sold fluctuates based upon the availability of the designated pool of receivables and is directly affected by changing business volumes and credit risks. At December 31, 2000 and 1999, accounts receivable are presented net of $600 million and $576 million, respectively, of receivables sold.

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

          Components of income tax expense (benefit) were as follows:

     (Millions of Dollars)                                          2000           1999            1998
     ---------------------                                       ----------     ----------      ----------
     Current:
       Federal .............................................     $       50     $     (124)     $      (15)
       State ...............................................              5             (3)             (3)
                                                                 ----------     ----------      ----------
     Total current .........................................             55           (127)            (18)
                                                                 ----------     ----------      ----------
     Deferred:
       Federal .............................................            431            566             286
       State ...............................................             25             26              15
       Benefit of net operating loss .......................             --             --            (294)
                                                                 ----------     ----------      ----------
     Total deferred ........................................            456            592               7
                                                                 ----------     ----------      ----------
     Total .................................................     $      511     $      465      $      (11)
                                                                 ----------     ----------      ----------

          Deferred tax liabilities (assets) comprise the following:

     (Millions of Dollars)                                          2000            1999
     ---------------------                                       ----------      ----------
     Net current deferred tax asset ........................     $      (30)     $      (48)
                                                                 ----------      ----------
     Excess tax over book depreciation .....................          7,664           7,493
     State taxes - net .....................................            562             546
     Long-term liabilities .................................           (253)           (349)
     Retirement benefits ...................................           (244)           (254)
     Alternative minimum tax ...............................             (5)             (5)
     Net operating loss ....................................           (371)           (486)
     Other .................................................            352             321
                                                                 ----------      ----------
     Net long-term deferred tax liability ..................          7,705           7,266
                                                                 ----------      ----------
     Net deferred tax liability ............................     $    7,675      $    7,218
                                                                 ----------      ----------

         At December 31, 2000, the Company has a deferred tax asset reflecting the benefits of $1,060 million in net operating loss carryforwards, which expires as follows:

     (Millions of Dollars)
     ---------------------
     Expiring December 31:
       2003 ................................................     $      104
       2004 ................................................            134
       2005 ................................................            136
       2006 ................................................            226
       2007-2018 ...........................................            460
                                                                 ----------
       Total ...............................................     $    1,060
                                                                 ----------

          The Internal Revenue Code limits a corporation's ability to utilize net operating loss carryforwards. The Company does not expect these limits to impact its ability to utilize its carryforwards. The Company has analyzed its deferred tax assets and believes a valuation allowance is not necessary.

          A reconciliation between Federal statutory and effective tax rates is as follows:

                                                                    2000           1999            1998
                                                                 ----------     ----------      ----------
     Statutory tax rate ....................................           35.0%          35.0%           35.0%
     State taxes - net .....................................            1.3            1.1           (75.0)
     Dividend exclusion ....................................           (1.0)          (0.9)          (75.0)
     Tax settlements .......................................             --           (1.2)             --
     Non-deductible expenses ...............................            1.1            1.3            62.7
     Property contributions ................................           (0.4)          (0.3)          (18.8)
     Other .................................................           (0.4)           0.2             2.3
                                                                 ----------     ----------      ----------
     Effective tax rate ....................................           35.6%          35.2%          (68.8)%
                                                                 ----------     ----------      ----------

          The Internal Revenue Service is currently examining the Company's tax returns for 1986 through 1998. All years prior to 1986 are closed. The Company believes it has adequately provided for federal and state income taxes.

6.   DEBT

     Total debt is summarized below:

     (Millions of Dollars)                                                         2000            1999
     ---------------------                                                      ----------      ----------
     Intercompany borrowings from UPC, 7.5% ...............................     $    5,082      $    5,357
     Capitalized leases, due through 2023 .................................          1,435           1,341
     Equipment obligations, 6.1% to 10.3% due through 2019 ................            842             921
     Notes and debentures, 0% to 9.6% due through 2054 ....................            211             227
     Mortgage bonds, 4.3% to 4.8% due through 2030 ........................            154             175
     Tax-exempt financings, 5.3% through 2015 .............................             12              12
     Unamortized discount .................................................            (50)            (47)
                                                                                ----------      ----------
          Total debt ......................................................          7,686           7,986
                                                                                ----------      ----------
     Less current portion .................................................           (207)           (210)
                                                                                ----------      ----------
     Total long-term debt .................................................     $    7,479      $    7,776
                                                                                ----------      ----------

     DEBT MATURITIES - Aggregate debt maturities are as follows (excluding intercompany):

     Year                                                                                       Millions
     ----                                                                                      ----------
     2001 ................................................................................     $      207
     2002 ................................................................................            199
     2003 ................................................................................            333
     2004 ................................................................................            257
     2005 ................................................................................            238
     Thereafter ..........................................................................          1,370
                                                                                               ----------
                                                                                               $    2,604
                                                                                               ----------

     MORTGAGED PROPERTIES - At December 31, 2000 and 1999, approximately $9.6 billion and $9.4 billion, respectively, of Railroad properties secure outstanding equipment obligations and mortgage bonds.

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

     Interest Payments - The Company had no available income in 1998 and therefore, paid no interest on the MPRR General Mortgage Bonds, no interest on the MPRR Debentures, and no interest on the MKT Debentures. The Company generated available income in 1999. As a result, 1999 and 1998 interest payments of $7.0 million were made on the MPRR General Mortgage Bonds, 1999 and 1998 interest payments of $2.8 million on the MKT Debentures, and the 1999 interest payments of $5.0 million on the MPRR Debentures. Sufficient available income was also generated in 2000, as a result, interest payments of $1.7 million will be made on the MPRR General Mortgage Bonds, $1.3 million on the MKT Debentures, and $4.8 million on the MPRR Debentures.

     Sinking Fund Contributions - In addition, because the Company generated available income in 2000, $1.5 million will be applied to the sinking fund for the MPRR First Mortgage Bonds and the MPRR General Mortgage Bonds, $34.3 million to the capital funds related to the MKT Debentures and Certificates and $20.4 million to the sinking funds for the MKT Debentures and the Certificates. Amounts payable to the MPRR First Mortgage Bonds, MPRR General Mortgage Bonds, the MKT Debentures or the Certificates sinking funds may be covered by the cost of securities previously repurchased by the Company or its predecessors.

7. LEASES - The Company leases certain locomotives, freight cars, trailers and other property. Future minimum lease payments for capital and operating leases with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2000 are as follows:

                                                        Operating         Capital
     (Millions of Dollars)                                 Leases          Leases
     ---------------------                             ----------      ----------
     2001 ........................................     $      429      $      231
     2002 ........................................            356             205
     2003 ........................................            276             199
     2004 ........................................            252             201
     2005 ........................................            248             174
     Later years .................................          1,796           1,386
                                                       ----------      ----------
       Total minimum payments ....................     $    3,357           2,396
                                                       ----------      ----------
       Amount representing interest ..............                           (961)
                                                                       ----------
       Present value of minimum lease payments ...                     $    1,435
                                                                       ----------

          Rent expense for operating leases with terms exceeding one month was $550 million in 2000, $609 million in 1999 and $573 million in 1998. Contingent rentals and sub-rentals are not significant.

8.   RETIREMENT PLANS

     Benefit Summary - The Company provides defined benefit retirement income to eligible non-union employees through qualified and non-qualified (supplemental) pension plans. In addition, the Company provides a defined contribution plan (thrift plan) to eligible non-union employees. All non-union and certain of the Company's union employees participate in defined contribution medical and life insurance programs for retirees. All Railroad employees are covered by the Railroad Retirement System (the System).

     FUNDING AND BENEFIT PAYMENTS - Qualified and non-qualified pension benefits are based on years of service and the highest compensation during the latest years of employment. The qualified plans are funded based on the Projected Unit Credit actuarial funding method and are funded at not less than the minimum funding standards set forth in the Employee Retirement Income Security Act of 1974, as amended. The Company has settled a portion of the non-qualified unfunded supplemental plan's accumulated benefit obligation by purchasing annuities. Company contributions into the thrift plan are based on 50% of the participant's contribution, limited to 3% of the participant's base salary. Company thrift plan contributions were $11 million, $11 million and $10 million for the years ended December 31, 2000, 1999 and 1998, respectively. The Company also provides medical and life insurance benefits on a cost sharing basis for qualifying employees. These costs are funded as incurred. In addition, contributions made to the System are expensed as incurred and amounted to approximately $430 million in 2000, $426 million in 1999 and $411 million in 1998.

          The following illustrates the change in the Company's projected benefit obligation for 2000 and 1999:

                                                                                                  Other
                                                             Pension Benefits            Postretirement Benefits
                                                        --------------------------      --------------------------
     (Millions of Dollars)                                 2000            1999            2000            1999
     ---------------------                              ----------      ----------      ----------      ----------
     Net benefit obligation at beginning of year ..     $    1,382      $    1,516      $      357      $      378
     Service cost .................................             20              26               5               4
     Interest cost ................................            110              98              28              25
     Plan amendments ..............................             (3)             33              --              --
     Actuarial (gain) loss ........................            124            (201)             27             (19)
     Gross benefits paid ..........................            (99)            (90)            (36)            (31)
                                                        ----------      ----------      ----------      ----------
     Net benefit obligation at end of year ........     $    1,534      $    1,382      $      381      $      357
                                                        ----------      ----------      ----------      ----------

          Changes in the Company's benefit plan assets are summarized as follows for 2000 and 1999:

                                                                                                           Other
                                                                      Pension Benefits             Postretirement Benefits
                                                                 --------------------------      --------------------------
     (Millions of Dollars)                                          2000            1999            2000            1999
     ---------------------                                       ----------      ----------      ----------      ----------
     Fair value of plan assets at beginning of year ........     $    1,751      $    1,557      $       --      $       --
     Actual return on plan assets ..........................            (15)            254              --              --
     Employer contributions ................................              7              30              36              31
     Gross benefits paid ...................................            (99)            (90)            (36)            (31)
                                                                 ----------      ----------      ----------      ----------
     Fair value of plan assets at end of year ..............     $    1,644      $    1,751      $       --      $       --
                                                                 ----------      ----------      ----------      ----------

          The components of funded status of the benefit plans for 2000 and 1999 are as follows:

                                                                                                           Other
                                                                      Pension Benefits             Postretirement Benefits
                                                                 --------------------------      --------------------------
     (Millions of Dollars)                                          2000            1999            2000            1999
     ---------------------                                       ----------      ----------      ----------      ----------
     Funded status at end of year ..........................     $      110      $      369      $     (381)     $     (357)
     Unrecognized net actuarial gain .......................           (437)           (747)            (24)            (53)
     Unrecognized prior service cost (credit) ..............             96             111             (15)            (18)
     Unrecognized net transition obligation ................             (6)             (8)             --              --
                                                                 ----------      ----------      ----------      ----------
     Net liability recognized at end of year ...............     $     (237)     $     (275)     $     (420)     $     (428)
                                                                 ----------      ----------      ----------      ----------

          In 2000 and 1999, $25 million and $26 million, respectively, of total pension and other postretirement liability were reclassified as a current liability. Amounts recognized for the benefit plan liabilities in the statement of consolidated financial position for 2000 and 1999 consist of:

                                                                                                           Other
                                                                      Pension Benefits             Postretirement Benefits
                                                                 --------------------------      --------------------------
     (Millions of Dollars)                                          2000            1999            2000            1999
     ---------------------                                       ----------      ----------      ----------      ----------
     Prepaid benefit cost ..................................     $        4      $        2      $       --      $       --
     Accrued benefit cost ..................................           (241)           (277)           (420)           (428)
     Additional minimum liability ..........................            (30)            (31)             --              --
     Intangible asset ......................................             27              28              --              --
     Accumulated other comprehensive income ................              3               3              --              --
                                                                 ----------      ----------      ----------      ----------
     Net liability recognized at end of year ...............     $     (237)     $     (275)     $     (420)     $     (428)
                                                                 ----------      ----------      ----------      ----------

          The components of the Company's net periodic pension costs for the years ended December 31, 2000, 1999 and 1998 were as follows:

                                                                                                             Other
                                                              Pension Benefits                      Postretirement Benefits
                                                    ------------------------------------      ------------------------------------
                                                      2000          1999          1998          2000          1999          1998
                                                    --------      --------      --------      --------      --------      --------
     Service cost .............................     $     20      $     26      $     20      $      5      $      4      $      4
     Interest cost ............................          109            98           100            28            25            25
     Expected return on assets ................         (145)         (116)         (107)           --            --            --
     Amortization of:
       Transition obligation ..................           (2)           (2)            3            --            --            --
       Prior service cost (credit) ............           13            11             8            (3)           (3)           (3)
     Actuarial gain (loss) ....................          (26)           (9)            3            (2)           (1)           (1)
                                                    --------      --------      --------      --------      --------      --------
     Total net periodic benefit cost ..........     $    (31)     $      8      $     27      $     28      $     25      $     25
                                                    --------      --------      --------      --------      --------      --------

          As of year-end 2000 and 1999, approximately 32% and 25%, respectively, of the funded plans' assets were held in fixed income and short-term securities, with the remainder in equity securities.

          The weighted-average actuarial assumptions for the years ended December 31, 2000, 1999 and 1998 were as follows:

                                                                                                             Other
                                                              Pension Benefits                      Postretirement Benefits
                                                    ------------------------------------      ------------------------------------
                                                      2000          1999          1998          2000          1999          1998
                                                    --------      --------      --------      --------      --------      --------
     Discount rate ............................          7.5%          8.0%         6.75%          7.5%          8.0%         6.75%
     Expected return on plan assets ...........         10.0          10.0           9.0           N/A           N/A           N/A
     Rate of compensation increase ............          4.5           5.0          4.75           4.5           5.0          4.75
     Health care cost trend:
          Current .............................          N/A           N/A           N/A           7.7           7.7           9.0
          Level in 2006 .......................          N/A           N/A           N/A           5.5           5.5           4.5

          Assumed health care cost trend rates have a significant effect on the amount reported for health care plans. A one-percentage point change in the assumed health care cost trend rates would have the following effects:

                                                                 One percentage     One percentage
     (Millions of Dollars)                                       point increase     point decrease
     ---------------------                                       --------------     --------------
     Effect on total service and interest cost components ..         $        4         $       (3)
     Effect on postretirement benefit obligation ...........                 37                (32)
                                                                     ----------         ----------

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

          The number of shares shown in the Statement of Changes in Shareholders' Equity on page F-6 excludes 2,665 shares of Common Stock and 232 shares of Class A Stock owned by Southern Pacific Rail Corporation, whose results are included in the consolidated financial statements.

          The Company is subject to certain restrictions related to the payment of dividends. The amount of retained earnings available for dividends under the most restrictive test was $4.0 billion and $3.6 billion at December 31, 2000 and 1999, respectively.

10. COMMITMENTS AND CONTINGENCIES - There are various claims and lawsuits pending against the Company and certain of its subsidiaries. The Company is also subject to federal, state and local environmental laws and regulations, pursuant to which it is currently participating in the investigation and remediation of numerous sites. For environmental sites where remediation costs can be reasonably determined, and where such remediation is probable, the Company has recorded a liability. At December 31, 2000, the Company had accrued $176 million for estimated future environmental costs and believes it is reasonably possible that actual environmental costs may differ from such estimate. In addition, the Company and its subsidiaries periodically enter into financial and other commitments in connection with their businesses. It is not possible at this time for the Company to determine fully the effect of all unasserted claims on its consolidated financial condition, results of operations or liquidity; however, to the extent possible, where unasserted claims can be estimated and where such claims are considered probable, the Company has recorded a liability. The Company does not expect that any known lawsuits, claims, environmental costs, commitments, contingent liabilities or guarantees will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

11.  OTHER INCOME - Other income included the following:

     (Millions of Dollars)                                         2000          1999          1998
     ---------------------                                       --------      --------      --------
     Net gain on asset dispositions ........................     $     88      $     71      $    124
     Rental income .........................................           75            63            55
     Interest income .......................................            7            10            20
     Other - net ...........................................          (44)          (29)          (13)
                                                                 --------      --------      --------
          Total ............................................     $    126      $    115      $    186
                                                                 --------      --------      --------

12. ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), that would have been effective January 1, 2000. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivatives Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" postponing the effective date for implementing FAS 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (FAS 138). FAS 138 addresses certain issues related to the implementation of FAS 133, but does not change the basic model of FAS 133 or further delay the implementation of FAS 133. Management has determined that FAS 133 and FAS 138 will increase the volatility of the Company's asset, liability and equity (comprehensive income) positions as the change in the fair value of all financial instruments the Company uses for fuel or interest rate hedging purposes will, upon adoption of FAS 133 and FAS 138, be recorded in the Company's consolidated statements of financial position (note 4). In addition, to the extent fuel hedges are ineffective due to pricing differentials resulting from the geographic dispersion of the Company's operations, income statement recognition of the ineffective portion of the hedge position will be required. On

     January 1, 2001, the Company adopted the provisions of FAS 133 and FAS 138. This adoption resulted in the recognition of a $2 million asset on January 1, 2001.

          In September 2000, the FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 140), replacing Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 125). FAS 140 revises criteria for accounting for securitizations, other financial asset transfers and collateral, and introduces new disclosures. FAS 140 is effective for fiscal 2000 with respect to the new disclosure requirements and amendments of the collateral provisions originally presented in FAS 125. All other provisions are effective for transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001. The provisions are to be applied prospectively with certain exceptions. Management is currently assessing the financial impact that FAS 140 will have on the Company's consolidated financial statements.

13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED) - Selected unaudited quarterly financial information for the Company for 2000 and 1999 are as follows:

     (Millions of Dollars)                    Mar. 31        Jun. 30        Sep. 30        Dec. 31         Total
     ---------------------                  ----------     ----------     ----------     ----------     ----------
     Operating Revenues:           2000     $    2,630     $    2,674     $    2,757     $    2,670     $   10,731
                                   1999          2,473          2,484          2,594          2,589         10,140
                                   ----     ----------     ----------     ----------     ----------     ----------
     Operating Income:             2000            465            539            563            336          1,903
                                   1999            364            437            515            506          1,822
                                   ----     ----------     ----------     ----------     ----------     ----------
     Net Income:                   2000            214            264            274            174            926
                                   1999            149            206            234            265            854
                                   ----     ----------     ----------     ----------     ----------     ----------

14.  STOCK OPTIONS AND OTHER STOCK PLANS

     OPTIONS - The Railroad participates in the Corporation's stock incentive programs. The Corporation applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its stock plans. Pursuant to the Corporation's stock option and retention stock plans for officers and key employees, 5,541,561; 4,807,783; and 4,493,578 common shares were available for grant at December 31, 2000, 1999 and 1998, respectively. Options are granted at market value on the grant date and are exercisable for a period of 10 years from the grant date. Options generally become exercisable no earlier than one year after grant.

     RETENTION STOCK - The plans provide for awarding retention shares of common stock or stock units (the right to receive shares of common stock) to eligible employees. These awards are subject to forfeiture if employment terminates during the prescribed retention period or, in some cases, if certain prescribed stock price or other financial criteria are not met. During the year ended December 31, 2000, 171,309 retention shares and stock units were issued at a weighted-average fair value of $41.22. During 1999, 18,700 retention shares and stock units were issued at a weighted-average fair value of $53.03. During 1998, 253,736 retention shares were issued at a weighted-average fair value of $50.87. A portion of the retention awards issued in 1999 and 1998 are subject to stock price or performance targets. The cost of retention shares is amortized to expense over the vesting period. In 2000, 1999 and 1998, UPC expensed approximately $4 million, $2 million and $12 million, respectively, to amortize Railroad retention stock awards.

     LONG-TERM PLANS - During the year ended December 31, 2000, the 1996 Long-Term Performance Plan (LTPP) expired. The performance criteria set forth in the LTPP were not satisfied and all retention stock and units awarded under the LTPP were cancelled. In November 2000, the Corporation approved the 2001 Long-Term Plan (LTP). The LTP includes certain performance criteria and a retention requirement.

     EXECUTIVE STOCK PURCHASE INCENTIVE PLAN - The Corporation adopted the Executive Stock Purchase Incentive Plan (ESPIP) effective October 1, 1999, in order to encourage and facilitate ownership of common stock by officers and other key executives of the Corporation and its subsidiaries and allow the ESPIP participants to share in the same risks and rewards as the Corporation's other shareholders. Under the ESPIP, the Railroad participants purchased a total of 542,000 shares of the Corporation's common stock with the proceeds of 6.02% interest-bearing, full recourse loans from the Corporation. Loans totaled $25 million. Deferred cash payments will be awarded to the participants to repay interest and the loan principal if certain performance and retention criteria are met within a 40-month period ending January 31, 2003. During the years ended December 31, 2000 and 1999, UPC expensed approximately $4.9 million and $1.3 million, respectively, attributable to the Railroad participants.

     DETERMINATION OF FAIR VALUE OF OPTIONS - The fair value of each stock option granted is estimated for the determination of pro forma expense using a Black-Scholes option-pricing model. The following table details the number of options granted, weighted-average option price of the options granted, weighted-average assumptions utilized in determining the pro forma expense and the weighted-average fair value of options for the years ended December 31, 2000, 1999 and 1998:

                                                          2000              1999             1998[a]
                                                      ------------      ------------      ------------
     Number of options granted ..................          175,850            40,750        14,920,920
     Weighted-average option price ..............     $      41.53      $      54.35      $      53.27
     Weighted-average assumptions:
          Dividend yield ........................              1.6%              1.8%              1.8%
          Risk-free interest rate ...............              5.1%              6.4%              4.5%
          Volatility ............................             31.4%             28.3%             24.2%
          Expected option period (years) ........                4                 4                 4
     Weighted-average fair value of options .....     $      11.71      $      14.84      $      11.73
                                                      ------------      ------------      ------------

          The expense impact of the option grant is determined as of the date of the grant and is reflected in pro forma results over the options' vesting period. Pro forma net income (loss) for 2000, 1999 and 1998 including compensation expense for options that vested in each year was $897 million, $805 million and $(6) million, respectively.

          Changes in common stock options outstanding were as follows:

                                                            Shares          Weighted-Average
                                                      Under Option    Option Price Per Share
                                                      ------------    ----------------------
     Balance January 1, 1998 ....................        5,607,064              $      44.41
                                                      ------------              ------------
     Granted[a] .................................       14,920,920              $      53.27
     Exercised ..................................         (208,984)                    24.52
     Expired/Surrendered ........................          (44,686)                    56.17
                                                      ------------              ------------
     Balance December 31, 1998 ..................       20,274,314              $      51.19
                                                      ------------              ------------
     Granted ....................................           40,750              $      54.35
     Exercised ..................................         (276,656)                    28.34
     Expired/Surrendered ........................         (196,300)                    53.04
                                                      ------------              ------------
     Balance December 31, 1999 ..................       19,842,108              $      51.51
                                                      ------------              ------------
     Granted ....................................          175,850              $      41.53
     Exercised ..................................         (105,914)                    28.97
     Expired/Surrendered ........................          (84,197)                    47.71
                                                      ------------              ------------
     Balance December 31, 2000 ..................       19,827,847              $      51.50
                                                      ------------              ------------

     [a] During 1998, the Corporation implemented a broad-based option program that granted each Railroad employee 200 options at $55.00 per share. This program resulted in 11,124,000 new options in 1998.

          Stock options outstanding at December 31, 2000 were as follows:

                                           Number of        Weighted-Average     Weighted-Average
                                             Options     Years to Expiration         Option Price
                                        ------------     -------------------     ----------------
     Range of Option Prices:
        $20.60 to $39.78 ..........        1,777,780                   4           $      32.43
        $41.03 to $48.19 ..........        4,084,757                   7                  46.58
        $52.88 to $60.71 ..........       13,965,310                   7                  55.37
                                        ------------        ------------           ------------
     Balance December 31, 2000 ....       19,827,847                   7           $      51.50
                                        ------------        ------------           ------------

         Stock options exercisable at December 31, 2000 were as follows:

                                                         Number of    Weighted-Average
                                                           Options        Option Price
                                                      ------------    ----------------
     Range of Option Prices:
        $20.60 to $39.78 ........................        1,692,447      $      32.06
        $42.87 to $48.19 ........................        3,914,657             46.80
        $52.88 to $60.71 ........................        2,825,310             56.85
                                                      ------------      ------------
     Balance December 31, 2000 ..................        8,432,414      $      47.21
                                                      ------------      ------------

15. WORK FORCE REDUCTION PLAN - Prompted by signs of an economic slowdown, the Corporation's Board of Directors approved a work force reduction plan (the
     Plan) in the fourth quarter of 2000. The Plan calls for the elimination of approximately 2,000 Railroad positions during 2001. The positions will be eliminated through a combination of attrition, subsidized early retirement and involuntary layoffs and will affect both agreement and non-agreement employees across the entire 23-state Railroad system. Most of the eliminations will occur during the first six months of 2001, with the remainder completed throughout the year.

          The Company accrued $115 million pre-tax or $72 million after-tax in the fourth quarter of 2000 for costs related to the Plan. The expense was charged to salaries, wages and employee benefits in the Company's consolidated statements of income. No cash payments or charges against the Plan reserve were made in 2000.

           UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY
                             AND AFFILIATE COMPANIES

          MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS
                              2000 COMPARED TO 1999

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

NET INCOME - The Railroad reported record net income of $926 million (including the $72 million after-tax work force reduction plan charge) in 2000 compared to net income of $854 million in 1999. The increase in income resulted primarily from higher commodity and other revenue, improved operations, productivity gains and lower interest expense, partially offset by significantly higher fuel prices and volume-related costs. Excluding the work force reduction plan charge, net income was $998 million in 2000.

OPERATING REVENUES - Operating revenues increased $591 million (6%) over 1999 to a record $10.7 billion. Revenue carloads increased 4% over 1999 with gains in five of the six commodity groups. Other revenue gains were the result of higher subsidiary revenues and increased accessorial services.

     The following tables summarize the year-over-year changes in rail commodity revenue, revenue carloads and average revenue per car by commodity type:

Commodity Revenue
In Millions of Dollars                        2000           1999         % Change
----------------------                     ----------     ----------     ----------
     Agricultural ....................     $    1,400     $    1,419             (1)
     Automotive ......................          1,182          1,048             13
     Chemicals .......................          1,640          1,595              3
     Energy ..........................          2,154          2,168             (1)
     Industrial Products .............          1,985          1,896              5
     Intermodal ......................          1,909          1,725             11
                                           ----------     ----------     ----------
     Total ...........................     $   10,270     $    9,851              4
                                           ----------     ----------     ----------

Revenue Carloads
In Thousands                                  2000           1999         % Change
----------------                           ----------     ----------     ----------
     Agricultural ....................            873            911             (4)
     Automotive ......................            815            707             15
     Chemicals .......................            936            930              1
     Energy ..........................          1,930          1,872              3
     Industrial Products .............          1,431          1,398              2
     Intermodal ......................          2,916          2,738              7
                                           ----------     ----------     ----------
     Total ...........................          8,901          8,556              4
                                           ----------     ----------     ----------

Average Revenue Per Car                       2000           1999         % Change
-----------------------                    ----------     ----------     ----------
     Agricultural ....................     $    1,604     $    1,558              3
     Automotive ......................          1,450          1,481             (2)
     Chemicals .......................          1,752          1,715              2
     Energy ..........................          1,116          1,158             (4)
     Industrial Products .............          1,387          1,357              2
     Intermodal ......................            655            630              4
                                           ----------     ----------     ----------
     Total ...........................     $    1,154     $    1,151             --
                                           ----------     ----------     ----------

Agricultural - Revenue declined 1%, as a 4% decrease in carloads more than offset a 3% increase in average revenue per car. Carloads decreased primarily due to reduced export demand for wheat and corn and a lack of producer selling in anticipation of higher prices. Revenue increased for fresh fruits and vegetables primarily as a result of new express train service from the Pacific Northwest and northern California to eastern markets. Beverage revenue increased due to new wine shipments out of California and higher domestic beer carloads. Average revenue per car increased primarily due to an increase in longer haul traffic, particularly domestic corn shuttle shipments to California.

Automotive - Revenue increased 13% as a result of a 15% increase in carloads. Both revenue and carload totals were all-time records, resulting from strong demand for finished vehicles and parts, market share gains and improved rail service. Business volume with Mexico was particularly strong due to increased vehicle production levels and more reliable and expanded rail service. New product offerings facilitated the conversion of automotive parts shipments from truck to the Railroad. Increased container shipments of automotive parts, rather than boxcar shipments, caused average revenue per car to decrease slightly.

Chemicals - A 1% increase in carloads combined with a 2% increase in average revenue per car led to a 3% increase in revenue. Revenue growth was driven primarily by an increase in average revenue per car for soda ash, fertilizer, and liquid and dry segments due to selected price increases. Year-over-year carload improvements came mainly in the first half of the year, as a strong economy and customer plant expansions led to increased market demand for plastics, liquid and dry chemicals, and domestic soda ash. However, a softening economy late in the year resulted in a 2% decline in fourth-quarter revenue compared to 1999, with weakness in most segments of the chemical market.

Energy - Energy revenue was down 1% compared to 1999, despite a 3% increase in carloads for the year. Average revenue per car dropped 4% as a result of contract pricing provisions with certain major customers. In the first six months of 2000, carloads declined compared to 1999 due to lower coal demand at utilities resulting from high inventories caused by mild winter weather and Year 2000 (Y2K) stockpiles. In the second half of 2000, carloads increased over 1999 levels due to hot summer weather and the combination of cold winter weather late in the year and a significant increase in the price of alternative fuels. Delays due to severe winter weather partially offset volume gains in the second half of the year.

Industrial Products - Revenue increased 5% on a 2% increase in carloads and a 2% increase in average revenue per car. A strong economy in the first half of 2000 led to a general increase in demand for most business lines. The largest revenue gains were in steel, lumber, cement and other building materials due to an expanding construction market, especially in the south and southwest. New rail services and generally improved service performance also contributed to the increase in carloads. Starting in the third quarter, a softening in the economy began to adversely affect business demand. Fourth-quarter revenue and carloads decreased in nearly all business lines but especially minerals, steel, and hazardous waste. The increase in average revenue per car was due to gains in higher average revenue per car, steel and lumber carloads and selected price increases during the year.

Intermodal - Revenue increased 11% due to a 7% increase in carloads and a 4% increase in average revenue per car. Carload growth resulted from a strong U.S. economy in the first half of 2000 and increased demand for imports from Asia. Improved service performance led to an increase in carloads and revenue for expedited premium service. New and expanded rail service offerings also contributed to the gains. The increase in average revenue per car was primarily the result of price increases and a longer average length of haul in some markets.

OPERATING EXPENSES - Operating expense increased $510 million (6%) to $8.8 billion in 2000 including the work force reduction plan. The higher expenses are primarily the result of significantly higher fuel prices, inflation, volume costs associated with a 4% increase in carloads and higher depreciation expense, partially offset by productivity gains and other cost control measures. Operating expenses increased $395 million (5%) to $8.7 billion in 2000, excluding the $115 million pre-tax charge for the work force reduction plan.

Salaries, Wages and Employee Benefits - Including the work force reduction plan charge, salaries, wages and employee benefits increased $19 million (1%) to $3.6 billion. Costs decreased $96 million (3%), excluding the $115 million pre-tax work force reduction plan charge. The primary driver was productivity improvements that resulted in lower train crew expenses despite a 4% increase in carload volume. In addition, the average employee count decreased 4% from 1999 to 2000. Partially offsetting these gains were volume-related costs and wage and employee benefit inflation.

Equipment and Other Rents - Expenses decreased $20 million (2%) compared to 1999. The improvement was attributable to lower prices for equipment and improvements in car cycle times, partially offset by higher volume-related costs.

Depreciation - Depreciation expense increased $55 million (5%) over 1999, resulting from capital spending in recent years. Capital spending totaled $1.7 billion in 2000 compared to $1.8 billion in 1999 and $2.0 billion in 1998.

Fuel and Utilities - Expenses increased $496 million (63%). The increase was driven by significantly higher fuel prices (which added $444 million of additional costs) and higher volume. Fuel prices were 90 cents per gallon in 2000 compared to 56 cents per gallon in 1999, including taxes, transportation costs, and regional pricing spreads. The Railroad hedged approximately 10% of its fuel consumption for the year, which decreased fuel costs by $52 million. As of December 31, 2000, expected fuel consumption for 2001 is 8% hedged at 68 cents per gallon excluding taxes, transportation costs, and regional pricing spreads (see note 4 to the consolidated financial statements).

Materials and Supplies - Expenses increased $6 million (1%), reflecting volume-related increases in car and locomotive repairs, partially offset by productivity improvements and cost control measures.

Casualty Costs - Costs decreased $15 million (4%) compared to 1999, primarily as a result of lower settlement costs.

Other Costs - Expenses decreased $31 million (4%) compared to 1999. Cost control, productivity gains, and lower contract services expenses more than offset volume-related cost increases and higher state and local taxes.

OPERATING INCOME - Operating income increased $81 million (4%) to $1.9 billion including the work force reduction charge. Operating income increased $196 million (11%) to a record $2.0 billion excluding the work force reduction charge. The operating ratio for 2000 was 81.2%, excluding the work force reduction charge, 0.8 percentage points better than 1999's 82.0% operating ratio.

NON-OPERATING ITEMS - Other income increased $11 million (10%), primarily the result of higher real estate sales. Interest expense decreased $26 million (4%), primarily as a result of lower average debt levels compared to 1999. Excluding the effect of the work force reduction charge, income taxes increased $89 million (19%) for the year, reflecting higher income levels and 1999 settlements related to prior tax years.

                              1999 COMPARED TO 1998

NET INCOME - During 1999, the Railroad continued the earnings improvement that began in the third quarter of 1998. The Railroad continued to benefit from the service recovery process implemented in 1997 and 1998. Rail operations reported net income of $854 million compared to net income of $27 million in 1998. The increase resulted from improved operations and service levels, increased revenues in all commodity lines and lower operating costs.

OPERATING REVENUES - Rail operating revenues increased $811 million (9%) to $10.1 billion. Revenue carloads increased 7% over 1998 with gains in each commodity group. The increase in revenue carloads resulted from improved service, market share recovery and a strong economy.

     The following tables summarize the year-over-year changes in rail commodity revenue, revenue carloads and average revenue per car by commodity type:

Commodity Revenue
In Millions of Dollars                              1999           1998         % Change
----------------------                           ----------     ----------     ----------
Agricultural ...............................     $    1,419     $    1,303              9
Automotive .................................          1,048            937             12
Chemicals ..................................          1,595          1,535              4
Energy .....................................          2,168          1,996              9
Industrial Products ........................          1,896          1,785              6
Intermodal .................................          1,725          1,516             14
                                                 ----------     ----------     ----------
Total ......................................     $    9,851     $    9,072              9
                                                 ----------     ----------     ----------

Revenue Carloads
In Thousands                                        1999           1998         % Change
----------------                                 ----------     ----------     ----------
Agricultural ...............................            911            840              8
Automotive .................................            707            641             10
Chemicals ..................................            930            899              3
Energy .....................................          1,872          1,767              6
Industrial Products ........................          1,398          1,320              6
Intermodal .................................          2,738          2,531              8
                                                 ----------     ----------     ----------
Total ......................................          8,556          7,998              7
                                                 ----------     ----------     ----------

Average Revenue Per Car                             1999           1998         % Change
-----------------------                          ----------     ----------     ----------
Agricultural ...............................     $    1,558     $    1,552             --
Automotive .................................          1,481          1,461              1
Chemicals ..................................          1,715          1,708             --
Energy .....................................          1,158          1,130              2
Industrial Products ........................          1,357          1,352             --
Intermodal .................................            630            599              5
                                                 ----------     ----------     ----------
Total ......................................     $    1,151     $    1,134              2
                                                 ----------     ----------     ----------

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

OPERATING EXPENSES - Operating expenses decreased $578 million (7%) to $8.3 billion in 1999. The lower expenses reflected improved operating efficiency and service levels and benefits resulting from the continuing integration of Southern Pacific operations.

Salaries, Wages and Employee Benefits - Labor costs decreased $29 million (1%), due to productivity gains that resulted in reduced crew costs and lower recrew rates, partially offset by increases resulting from volume and inflation and one-time costs recorded in 1999 related to the Southern Pacific merger (see note 2 to the consolidated financial statements).

Equipment and Other Rents - Expenses decreased $93 million (7%), due primarily to improvements in cycle time as well as lower prices, partially offset by higher volume.

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

Other Costs - Costs decreased $414 million (33%), reflecting lower state and local taxes (primarily sales and property taxes), and the impact in 1998 of customer claims expense.

OPERATING INCOME - Operating income increased $1.4 billion to $1.8 billion in 1999. Both 1999 and 1998 operating income included the impact of one-time costs related to the Southern Pacific merger for severance, relocation and training of employees. The operating ratio in 1999 was 82.0%, 13.4 percentage points better than 1998's 95.4% operating ratio.

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

                                  OTHER MATTERS

PERSONAL INJURY - In 2000, the Railroad's work-related injuries that resulted in lost job time declined 20% compared to 1999. In addition, accidents at grade crossings decreased 10% compared to 1999. Annual expenses for the Railroad's personal injury-related events were $207 million in 2000, reflecting lower settlement costs, $228 million in 1999 and $311 million in 1998. Compensation for work-related accidents is governed by the Federal Employers' Liability Act
(FELA). Under FELA, damages are assessed based on a finding of fault through litigation or out-of-court settlements. The Railroad offers a comprehensive variety of services and rehabilitation programs for employees who are injured at work.

ENVIRONMENTAL COSTS - The Company generates and transports hazardous and nonhazardous waste in its current and former operations, and is subject to federal, state and local environmental laws and regulations. The Company has identified approximately 400 active sites at which it is or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 46 sites that are the subject of actions taken by the U.S. government, 26 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, the Company's ultimate environmental liability may include costs relating to other parties, in addition to costs relating to its own activities at each site.

     As of December 31, 2000, the Company has a liability of $176 million accrued for future environmental costs where its obligation is probable and where such costs can be reasonably estimated. However, the actual costs may differ from these estimates. The liability includes future costs for remediation and restoration of sites, as well as for ongoing monitoring costs, but excludes any anticipated recoveries from third parties. Cost estimates are based on information available for each site, financial viability of other potentially responsible parties, and existing technology, laws and regulations. The Company believes that it has adequately accrued for its ultimate share of costs at sites subject to joint and several liability. However, the ultimate liability for remediation is difficult to determine because of the number of potentially responsible parties involved, site-specific cost sharing arrangements with other potentially responsible parties, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites, and/or the speculative nature of remediation costs. The majority of the December 31, 2000 environmental liability is expected to be paid out over the next five years, funded by cash generated from operations.

     Remediation of identified sites previously used in operations, used by tenants or contaminated by former owners required spending of $62 million in 2000, $56 million in 1999 and $58 million in 1998. The Company is also engaged in reducing emissions, spills and migration of hazardous materials, and spent $8 million, $5 million and $9 million in 2000, 1999 and 1998, respectively, for control and prevention. In 2001, the Company anticipates spending $65 million for remediation and $8 million for control and prevention. The impact of current obligations is not expected to have a material adverse effect on the results of operations or financial condition of the Company.

LABOR MATTERS - Approximately 87% of the Railroad's nearly 50,000 employees are represented by rail unions. Under the conditions imposed by the Surface Transportation Board (STB) in connection with the Southern Pacific acquisition, labor agreements between the Railroad and the unions had to be negotiated before the UPRR and Southern Pacific rail systems could be fully integrated. The Railroad has successfully reached agreements with the shopcraft, carmen, clerical, and maintenance-of-way unions, and also implemented "hub-and-spoke" agreements with the train operating crafts. Under the hub-and-spoke concept, all operating employees in a central "hub" are placed under a common set of collective bargaining agreements with the ability to work on the "spokes" running into and out of the hub. Negotiations under the Railway Labor Act to revise the national labor agreements for all crafts began in late 1999 and are still in progress.

INFLATION - The cumulative effect of long periods of inflation has significantly increased asset replacement costs for capital-intensive companies such as the Railroad. As a result, depreciation charges on an inflation-adjusted basis, assuming that all operating assets are replaced at current price levels, would be substantially greater than historically reported amounts.

DERIVATIVE FINANCIAL INSTRUMENTS - The Company and its subsidiaries use derivative financial instruments, which are subject to market risk, in limited instances for purposes other than trading to manage risk related to changes in fuel prices and interest rates. The Company uses swaps, futures and/or forward contracts to mitigate the downside financial risk of adverse price and rate movements and hedge the exposure to variable cash flows. The sensitivity analyses that follow illustrate the economic effect that hypothetical changes in interest rates or fuel prices could have on the Company's financial instruments. These hypothetical changes do not consider other factors that could impact actual results.

Interest Rates - The Company manages its overall exposure to fluctuations in interest rates by adjusting the proportion of fixed- and floating-rate debt instruments within its debt portfolio over a given period. The mix of fixed- and floating-rate debt is largely managed through the issuance of targeted amounts of each as debt matures or incremental borrowings are required. Derivatives may be used in limited circumstances as one of the tools to obtain the targeted mix and hedge the exposure to variable fair value changes. In addition, the Company obtains flexibility in managing interest costs and the interest rate mix within its debt portfolio by issuing callable fixed-rate debt securities.

     At December 31, 2000, the Company has variable-rate debt representing less than 1% of its total debt. If interest rates average 10% higher in 2001 than the December 31, 2000 rate, the Company's interest expense would increase by less than $1 million after tax. This amount is determined by considering the impact of the hypothetical interest rates on the balances of the Company's variable-rate debt at December 31, 2000. At December 31, 2000, the Company has not entered into any interest rate swaps.

     Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in interest rates as of December 31, 2000, and amounts to approximately $122 million at December 31, 2000. The fair values of the Company's fixed-rate debt were estimated by considering the impact of the hypothetical interest rates on quoted market prices and current borrowing rates.

Fuel - Fuel costs are a significant portion of the Company's total operating expenses. As a result of the significance of fuel costs and the historical volatility of fuel prices, the Company periodically uses swaps, futures and/or forward contracts to mitigate the impact of adverse fuel price changes. However, the use of these instruments also limits future gains from favorable movements.

     As of December 31, 2000, the Company had hedged approximately 8% of its forecasted 2001 fuel consumption. If fuel prices decrease 10% from the December 31, 2000 level, the corresponding decrease in the value of the Company's fuel hedging contracts would be approximately $5 million after tax.

COMMITMENTS AND CONTINGENCIES - There are various claims and lawsuits pending against the Company and certain of its subsidiaries. The Company is also subject to various federal, state and local environmental laws and regulations, pursuant to which it is currently participating in the investigation and remediation of various sites. A discussion of certain claims, lawsuits, contingent liabilities and guarantees is set forth in note 10 to the consolidated financial statements.

ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), that would have been effective January 1, 2000. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivatives Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" postponing the effective date for implementing FAS 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (FAS 138). FAS 138 addresses certain issues related to the implementation of FAS 133, but does not change the basic model of FAS 133 or further delay the implementation of FAS 133. Management has determined that FAS 133 and FAS 138 will increase the volatility of the Company's asset, liability and equity (comprehensive income) positions as the change in the fair value of all financial instruments the Company uses for fuel or interest rate hedging purposes will, upon adoption of FAS 133 and FAS 138, be recorded in the Company's consolidated statements of financial position (see note 4 to the consolidated financial statements). In addition, to the extent fuel hedges are ineffective due to pricing differentials resulting from the geographic dispersion of the Company's operations, income statement recognition of the ineffective portion of the hedge position will be required. On January 1, 2001, the Company adopted the provisions of FAS 133 and FAS 138. This adoption resulted in the recognition of a $2 million asset on January 1, 2001.

     In September 2000, the FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 140), replacing Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 125). FAS 140 revises criteria for accounting for securitizations, other financial asset transfers and collateral, and introduces new disclosures. FAS 140 is effective for fiscal 2000 with respect to the new disclosure requirements and amendments of the collateral provisions originally presented in FAS 125. All other provisions are effective for transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001. The provisions are to be applied prospectively with certain exceptions. Management is currently assessing the financial impact that FAS 140 will have on the Company's consolidated financial statements.

                                 A LOOK FORWARD

2001 BUSINESS OUTLOOK - The Railroad anticipates that revenue will continue to grow in 2001 despite signals of a weakening economy that were evident at the close of 2000. The Railroad's diverse commodity base helps insulate overall financial performance from weakness in individual commodity groups due to economic or other factors. Fuel prices are expected to remain above historical levels during 2001, but should fall below the record levels of 2000. To help reduce the effect of volatile fuel prices on earnings, the Railroad will continue to look for opportunities to use hedge contracts. Emphasis will continue to be placed on cost control. In addition, by developing innovative new rail services and improving service performance and reliability, the Railroad expects to continue to grow market share and raise overall customer satisfaction.

2001 CAPITAL INVESTMENTS - The Company's 2001 capital expenditures and debt service requirements are expected to be funded through cash generated from operations, additional debt financings and the sale or lease of various operating and non-operating properties. The Company expects that these sources will continue to provide sufficient funds to meet cash requirements in the foreseeable future. Railroad-related capital expenditures will be used to maintain track and structures, continue capacity expansions on its main lines, upgrade and augment equipment to better meet customer needs, build infrastructure and develop and implement new technologies.

                             CAUTIONARY INFORMATION

Certain statements in this report are, and statements in other material filed or to be filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) are or will be, forward-looking within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements include, without limitation, statements regarding: expectations as to operational improvements; expectations as to cost savings, revenue growth and earnings; the time by which certain objectives will be achieved; estimates of costs relating to environmental remediation and restoration; proposed new products and services; expectations that claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity; and statements concerning projections, predictions, expectations, estimates or forecasts as to the Company's and its subsidiaries' business, financial and operational results, and future economic performance, statements of management's goals and objectives and other similar expressions concerning matters that are not historical facts.

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

           UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY
                             AND AFFILIATE COMPANIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                                                For the Year Ended December 31,
                                                                            ----------------------------------------
                                                                               2000           1999           1998
                                                                            ----------     ----------     ----------
                                                                                          (in millions)
Accrued Casualty Costs:
     Balance, beginning of period .....................................     $    1,255     $    1,292     $    1,293
     Charged to expense ...............................................            319            334            423
     Deductions .......................................................            418            371            424
                                                                            ----------     ----------     ----------
         Balance, End of Period .......................................     $    1,156     $    1,255     $    1,292
                                                                            ----------     ----------     ----------

Accrued casualty costs are presented in the consolidated statements of financial position as follows:
         Current ......................................................     $      345     $      344     $      364
         Long-term ....................................................            811            911            928
                                                                            ----------     ----------     ----------
              Balance, End of Period ..................................     $    1,156     $    1,255     $    1,292
                                                                            ----------     ----------     ----------

           UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY
                             AND AFFILIATE COMPANIES


                                  EXHIBIT INDEX

Exhibit Number             Description
--------------             -----------

FILED WITH THIS STATEMENT

12                         Ratio of Earnings to Fixed Charges.

24                         Powers of attorney.

INCORPORATED BY REFERENCE

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