Form 10-Q
period 2001-03-31
UNION PACIFIC RAILROAD CO/DE
filed 2001-05-15
CIK 92259

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

         As of April 30, 2001 the Registrant had outstanding 7,130 shares of Common Stock, $10 par value, and 620 shares of Class A Stock, $10 par value.

         THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                         UNION PACIFIC RAILROAD COMPANY
                                      INDEX



                          PART I. FINANCIAL INFORMATION

Item 1:  Consolidated Financial Statements:                                                Page Number
                                                                                           -----------
         CONSOLIDATED STATEMENTS OF  INCOME (Unaudited)
               For the Three Months Ended March 31, 2001 and 2000.......................         1

         CONSOLIDATED STATEMENTS OF  FINANCIAL POSITION
               At March 31, 2001 (Unaudited) and December 31, 2000......................         2

         CONSOLIDATED STATEMENTS OF  CASH FLOWS (Unaudited)
               For the Three Months Ended March 31, 2001 and 2000.......................         3

         CONSOLIDATED STATEMENT OF CHANGES IN COMMON
         SHAREHOLDERS' EQUITY (Unaudited)
               For the Three Months Ended March 31, 2001................................         4

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited).........................        5-9

Item 2:  Management's Narrative Analysis of the Results of Operations...................       10-13

Item 3:  Quantitative and Qualitative Disclosures About Market Risk.....................        13


                                    PART II. OTHER INFORMATION

Item 1:  Legal Proceedings..............................................................        14

Item 6:  Exhibits and Reports on Form 8-K...............................................        14

Signatures..............................................................................        15


                                       (i)

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements


CONSOLIDATED STATEMENTS OF  INCOME (Unaudited)

Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate
Companies

For the Three Months Ended March 31


                     Millions of Dollars, Except Ratios                           2001        2000
                                                                               ----------  ---------
OPERATING REVENUES   Rail...................................................   $    2,655  $   2,630
                                                                               ----------  ---------
OPERATING EXPENSES   Salaries, wages and employee benefits..................          894        884
                     Equipment and other rents..............................          307        289
                     Depreciation...........................................          279        269
                     Fuel and utilities  ...................................          333        293
                     Materials and supplies.................................          123        144
                     Casualty costs.........................................           86         84
                     Other costs............................................          184        202
                                                                               ----------  ---------
                     Total..................................................        2,206      2,165
                                                                               ----------  ---------
INCOME               Operating Income.......................................          449        465
                     Other income - net.....................................           29         20
                     Interest expense.......................................         (147)      (151)
                                                                               ----------  ---------
                     Income before Income Taxes.............................          331        334
                     Income taxes...........................................         (122)      (120)
                                                                               ----------  ---------
                     Net Income.............................................   $      209  $     214
                     Ratio of Earnings to Fixed Charges.....................          3.0        3.1
                                                                               ----------  ---------

         The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate
Companies

                                                                                       (Unaudited)
                                                                                         March 31,     Dec. 31,
                           Millions of Dollars                                              2001         2000
                                                                                         ----------    ----------
ASSETS
Current Assets            Cash and temporary investments .............................   $       47    $       88
                          Accounts receivable - net ..................................          443           393
                          Inventories ................................................          323           347
                          Current deferred tax asset .................................           30            30
                          Other current assets .......................................          118           121
                                                                                         ----------    ----------
                          Total ......................................................          961           979
                                                                                         ----------    ----------
Investments               Investments in and advances to affiliated companies ........          657           644
                          Other investments ..........................................           88            84
                                                                                         ----------    ----------
                          Total ......................................................          745           728
                                                                                         ----------    ----------
Properties                Cost .......................................................       34,784        34,613
                          Accumulated depreciation ...................................       (6,958)       (6,881)
                                                                                         ----------    ----------
                          Net ........................................................       27,826        27,732
                                                                                         ----------    ----------
Other                     Other assets ...............................................          132           142
                                                                                         ----------    ----------
                          Total Assets ...............................................   $   29,664    $   29,581
                                                                                         ----------    ----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities        Accounts payable ...........................................  $      428    $      558
                           Accrued wages and vacation .................................         396           388
                           Accrued casualty costs .....................................         355           345
                           Income and other taxes .....................................         263           220
                           Debt due within one year ...................................         203           207
                           Interest ...................................................          71            82
                           Other current liabilities ..................................         653           712
                                                                                         ----------    ----------
                           Total ......................................................       2,369         2,512
                                                                                         ----------    ----------
Other Liabilities and      Intercompany borrowing from UPC ............................       5,215         5,082
Shareholders' Equity       Third-party debt due after one year ........................       2,347         2,397
                           Deferred income taxes ......................................       7,766         7,705
                           Accrued casualty costs .....................................         782           811
                           Retiree benefits obligations ...............................         632           632
                           Other long-term liabilities ................................         399           440
                           Redeemable preference shares ...............................          23            23
                           Commitments and contingencies
                           Common shareholders' equity ................................      10,131         9,979
                                                                                         ----------    ----------
                           Total Liabilities and Shareholders' Equity .................  $   29,664    $   29,581
                                                                                         ----------    ----------

         The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate
Companies

For the Three Months Ended March 31

                             Millions of Dollars                                               2001         2000
                                                                                            ----------    ----------
OPERATING ACTIVITIES         Net Income .................................................   $      209    $      214
                             Non-cash charges to income:
                                 Depreciation ...........................................          279           269
                                 Deferred income taxes ..................................           62            87
                                 Other - net ............................................         (108)          (73)
                             Changes in current assets and  liabilities .................         (166)          (84)
                                                                                            ----------    ----------
                             Cash Provided by Operating Activities ......................          276           413
                                                                                            ----------    ----------
INVESTING ACTIVITIES         Capital investments ........................................         (355)         (359)
                             Proceeds from sale of assets and other investing
                              activities ................................................            9            79
                                                                                            ----------    ----------
                             Cash Used in Investing Activities ..........................         (346)         (280)
                                                                                            ----------    ----------
FINANCING ACTIVITIES         Debt repaid ................................................          (50)          (40)
                             Dividends paid to parent ...................................          (54)          (57)
                             Advances from affiliated companies - net ...................          133           (76)
                                                                                            ----------    ----------
                             Cash Provided by (Used in) Financing Activities ............           29          (173)
                                                                                            ----------    ----------
                             Net Change in Cash and Temporary Investments ...............   $      (41)   $      (40)
                             Cash and Temporary Investments at Beginning of
                              Period ....................................................           88            83
                                                                                            ----------    ----------
                             Cash and Temporary Investments at End of Period ............   $       47    $       43
                                                                                            ----------    ----------
CHANGES IN CURRENT           Accounts receivable ........................................   $      (50)   $      (20)
ASSETS AND LIABILITIES       Inventories ................................................           24            14
                             Other current assets .......................................            3           (16)
                             Accounts, wages and vacation payable .......................         (122)          (27)
                             Debt due within one year ...................................           (4)           14
                             Other current liabilities ..................................          (17)          (49)
                                                                                            ----------    ----------
                             Total ......................................................   $     (166)   $      (84)
                                                                                            ----------    ----------
SUPPLEMENTAL CASH            Cash paid (received) during the year for:
FLOW INFORMATION                  Interest ..............................................   $      161    $      165
                                  Income taxes - net ....................................          (26)           13
                                                                                            ----------    ----------


         The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN COMMON SHAREHOLDERS' EQUITY (Unaudited) Union Pacific Railroad and Consolidated Subsidiary and Affiliate Companies For the Three Months Ended March 31, 2001


                                                                                          Accumulated Other
                                                                                      Comprehensive Income (Loss)
                                                                             -------------------------------------------
                                                                              Minimum      Foreign
                                         [a]     [b]                          Pension     Currency
                                       Common  Class A-  Paid-in-  Retained  Liability   Translation  Derivative
 Millions of Dollars                   Shares  Shares    Surplus   Earnings  Adjustment  Adjustments  Adjustments  Total   Total
                                       ------  -------  --------  ---------  ----------  -----------  -----------  -----  -------
Balance at December 31, 2000 ........  $   --  $    --  $  4,782  $   5,197  $       (2) $        2   $       --   $  --  $ 9,979
                                       ------  -------  --------  ---------  ----------  ----------   ----------   -----  -------
Net Income ..........................      --       --        --        209          --          --           --      --      209
Other Comprehensive Income
(Loss), net of tax:
     Minimum Pension Liability
        Adjustment ..................      --       --        --         --          --          --           --      --       --
     Foreign Currency Translation
        Adjustments .................      --       --        --         --          --          (4)          --      (4)      (4)
     Derivative  Adjustments ........      --       --        --         --          --          --            1       1        1
                                                                                                                          -------
Comprehensive Income ................      --       --        --         --          --          --           --      --      206
Dividends declared ..................      --       --        --        (54)         --          --           --      --      (54)
                                       ------  -------  --------  ---------  ----------  ----------   ----------   -----  -------
Balance at March 31, 2001 ...........  $   --  $    --  $  4,782  $   5,352  $       (2) $       (2)  $        1   $  (3) $10,131
                                       ------  -------  --------  ---------  ----------  ----------   ----------   -----  -------


[a] Common stock, $10.00 par value; 9,200 shares authorized, 4,465 outstanding.

[b] Class A stock, $10.00 par value; 800 shares authorized, 388 outstanding.

         The accompanying notes are an integral part of these consolidated financial statements.

    UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY AND AFFILIATE
                                   COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1. RESPONSIBILITIES FOR FINANCIAL STATEMENTS - Union Pacific Railroad Company (the Registrant), a Class I railroad incorporated in Delaware and a wholly-owned subsidiary of Union Pacific Corporation (the Corporation or UPC), together with a number of wholly-owned and majority-owned subsidiaries, certain affiliates and various minority-owned companies (collectively, the Company or Railroad), operates various railroad and railroad-related businesses. The Company's rail operations include for all periods the operations of Union Pacific Railroad Company, a Utah corporation and predecessor to the Registrant (UPRR), and the rail operating subsidiaries of Southern Pacific Rail Corporation (Southern Pacific or SP). The consolidated financial statements of the Company are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results for the year ending December 31, 2001. Certain prior year amounts have been reclassified to conform to the 2001 financial statement presentation.

2.       ACQUISITIONS

         SOUTHERN PACIFIC - UPC consummated the acquisition of Southern Pacific in September 1996. Southern Pacific was acquired for $4.1 billion (sixty percent of the outstanding Southern Pacific common shares were converted into UPC common stock, and the remaining 40% of the outstanding shares were acquired for cash). UPC's investment in Southern Pacific was subsequently pushed down to the Railroad. The acquisition of Southern Pacific has been accounted for using the purchase method and was fully consolidated into the Company's results beginning October 1996.

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

         Merger Liabilities - In 1996, the Company recognized a $958 million pre-tax liability in the SP purchase price allocation for costs associated with SP's portion of these activities. Merger liability activity reflected cash payments for merger consolidation activities and reclassification of contractual obligations from merger liabilities to contractual liabilities. In addition, where merger implementation has varied from the original merger plan, the Company has adjusted the merger liability and the fair value allocation of SP's purchase price to fixed assets to eliminate the variance. Where the merger implementation has caused the Company to incur more costs than were envisioned in the original merger plan, such costs are charged to expense in the period incurred. For the three months ended March 31, 2001, the Company charged $2 million against the merger liability. The remaining merger payments will be made during 2001 as labor negotiations are completed and implemented, and related merger consolidation activities are finalized.

         The components of the merger liability as of March 31, 2001 were as follows:

                                                                     Original    Cumulative  Mar. 31, 2001
      Millions of Dollars                                            Liability    Activity     Liability
                                                                    ----------   ----------  -------------
Labor protection related to legislated and contractual
     obligations ................................................   $      361   $      361   $       --
Severance and related costs .....................................          343          273           70
Contract cancellation fees and facility and line
     closure costs ..............................................          145          141            4
Relocation costs ................................................          109           96           13
                                                                    ----------   ----------   ----------
Total ...........................................................   $      958   $      871   $       87
                                                                    ----------   ----------   ----------

3.       FINANCIAL INSTRUMENTS

         ADOPTION OF STANDARD - Effective January 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133) and Financial Accounting Standards Board Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (FAS 138). FAS 133 and FAS 138 requires that the changes in fair value of all derivative financial instruments the Company uses for fuel hedging purposes be recorded in the Company's consolidated statements of financial position. In addition, to the extent fuel hedges are ineffective due to pricing differentials resulting from the geographic dispersion of the Company's operations, income statement recognition of the ineffective portion of the hedge position will be required. The adoption of FAS 133 and FAS 138 resulted in the recognition of a $2 million asset on January 1, 2001. Activity through March 31, 2001, is disclosed within the following narrative and tables.

         STRATEGY AND RISK - The Company uses derivative financial instruments in limited instances and for other than trading purposes to manage risk as it relates to changes in fuel prices. The Company uses swaps, futures and/or forward contracts to mitigate the downside risk of adverse price movements and hedge the exposure to variable cash flows. The use of these instruments also limits future gains from favorable price movements. The purpose of this program is to protect the Company's operating margins and overall profitability from adverse fuel price changes.

         MARKET AND CREDIT RISK - The Company addresses market risk related to these derivative financial instruments by selecting instruments whose value fluctuations highly correlate with the underlying item being hedged. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring high credit standards for counterparties and periodic settlements. The total credit risk associated with the Company's counterparties was $2 million at both March 31, 2001 and December 31, 2000. The Company has not been required to provide collateral; however, the Company has received collateral relating to its hedging activity where the concentration of credit risk was substantial.

         DETERMINATION OF FAIR VALUE - The fair market values of the Company's derivative financial instrument positions at March 31, 2001 and December 31, 2000 were determined based upon current fair market values as quoted by recognized dealers or developed based upon the present value of expected future cash flows discounted at the applicable U.S. Treasury rate and swap spread.

         FUEL STRATEGY - Fuel costs are a significant portion of the Company's total operating expenses. As a result of the significance of fuel costs and the historical volatility of fuel prices, the Company periodically uses swaps, futures and/or forward contracts to mitigate the impact of adverse fuel price changes.

                  The following is a summary of the Company's derivative financial instruments at March 31, 2001 and December 31, 2000:

     Millions                                                             March 31,   December 31,
     Except Percentages and Average Commodity Prices                        2001          2000
                                                                         ----------   ------------
Fuel Hedging:
     Number of gallons hedged for the remainder of 2001 [a] ..........           76           101
     Percentage of forecasted 2001 fuel consumption hedged ...........            8%            8%
     Average price of 2001 hedges outstanding (per gallon) [b] .......   $     0.68    $     0.68
                                                                         ----------    ----------


         [a]      Fuel hedging transactions expire December 31, 2001.

         [b] Excluding taxes, transportation costs, and regional pricing spreads.

                  The asset and liability positions of the Company's outstanding derivative financial instruments at March 31, 2001 and December 31, 2000 are as follows:

                                                                March 31,    December 31,
     Millions of Dollars                                           2001           2000
                                                               ------------   ------------
Fuel Hedging:
     Gross fair market asset position ......................   $          2   $          2
     Gross fair market (liability) position ................             --             --
                                                               ------------   ------------
Total net asset position ...................................   $          2   $          2
                                                               ------------   ------------

                  These positions will be reclassified from accumulated other comprehensive income to fuel expense over the next nine months as fuel is consumed.

                  The Company's use of derivative financial instruments for fuel hedging decreased fuel costs by $2 million and $10 million for the three months ended March 31, 2001 and March 31, 2000, respectively. At March 31, 2001, there was no ineffectiveness recorded within fuel expense for fuel hedging.

         SALE OF RECEIVABLES - The Railroad has sold, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to third parties through a bankruptcy-remote subsidiary (the Subsidiary). The Subsidiary is collateralized by a $66 million note from the Registrant. The amount of receivables sold fluctuates based upon the availability of the designated pool of receivables and is directly affected by changing business volumes and credit risks. At March 31, 2001 and December 31, 2000, accounts receivable are presented net of $600 million of receivables sold.

4. CAPITAL STOCK - The number of shares shown in the Common Stock section of the Consolidated Statement of Changes in Common Shareholders' Equity on page 4 excludes 2,665 shares of Common Stock and 232 shares of Class A Stock owned by Southern Pacific, an affiliate of the Registrant, whose results are included in the company's consolidated financial statements.

5. OTHER INCOME - Other income included the following for the three months ended March 31, 2001 and March 31, 2000:

                                                             Three Months Ended March 31,
                                                             ----------------------------
     Millions of Dollars                                          2001          2000
     -------------------                                       ----------    ----------
Net gain on non-operating asset dispositions ...............   $       17    $       10
Rental income ..............................................           17            14
Interest income ............................................            1             1
Other - net ................................................           (6)           (5)
                                                               ----------    ----------
Total ......................................................   $       29    $       20
                                                               ----------    ----------


6. RATIO OF EARNINGS TO FIXED CHARGES - The ratio of earnings to fixed charges has been computed on a consolidated basis. Earnings represent net income less equity in undistributed earnings of unconsolidated affiliates, plus income taxes and fixed charges. Fixed charges represent interest, amortization of debt discount and the estimated interest portion of rental charges.

7. COMMITMENTS AND CONTINGENCIES - There are various claims and lawsuits pending against the Company and certain of its subsidiaries. The Company is also subject to federal, state and local environmental laws and regulations, pursuant to which it is currently participating in the investigation and remediation of numerous sites. For environmental sites where remediation costs can be reasonably determined, and where such remediation is probable, the Company has recorded a liability. At March 31, 2001, the Company had accrued $173 million for estimated future environmental costs and believes it is reasonably possible that actual environmental costs may differ from such estimate. In addition, the Company and its subsidiaries periodically enter into financial and other commitments in connection with their businesses. It is not possible at this time for the Company to determine fully the effect of all unasserted claims on its consolidated financial condition, results of operations or liquidity; however, to the extent possible, where unasserted claims can be estimated and where such claims are considered probable, the Company has recorded a liability. The Company does not expect that any known lawsuits, claims, environmental costs, commitments, contingent liabilities or guarantees will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

8. ACCOUNTING PRONOUNCEMENTS - In September 2000, the Financial Accounting Standards Board issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS
         140), replacing Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS
         125). FAS 140 revises criteria for accounting for securitizations, other financial asset transfers and collateral, and introduces new disclosures. FAS 140 was effective for fiscal 2000 with respect to the new disclosure requirements and amendments of the collateral provisions originally presented in FAS 125. All other provisions are effective for transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001. The provisions are to be applied prospectively with certain exceptions. Management believes the financial impact that FAS 140 will have on the Company's consolidated financial statements will be immaterial.

9. WORK FORCE REDUCTION PLAN - Prompted by signs of an economic slowdown, the Corporation's Board of Directors approved a work force reduction plan (the Plan) in the fourth quarter of 2000. The Plan calls for the elimination of approximately 2,000 Railroad positions during 2001. The positions will be eliminated through a combination of attrition, subsidized early retirement and involuntary layoffs and will affect agreement and non-agreement employees across the entire 23-state Railroad system. As of March 31, 2001, 776 positions had been identified for elimination in accordance with the Plan. Approximately 450 of those eliminations will be made through subsidized early retirements and involuntary layoffs with the remainder coming through attrition.

                  The Company accrued $115 million pre-tax or $72 million after-tax in the fourth quarter of 2000 for costs related to the Plan. The expense was charged to salaries, wages and employee benefits in the Company's 2000 consolidated statement of income. Plan liability activity in 2001 of $17 million reflected severance benefits paid in cash or reclassified to contractual liabilities for future payments to employees severed in the current period.

                  Plan liability activity reflects severance for approximately half of the 450 eliminations through March 31, 2001. The remaining termination benefits related to early retirements are expected to be reflected in the second quarter as the early retirement program is completed. The components of the Plan liability and 2001 activity are as follows:

                                                       Original      Cumulative    March 31, 2001
     Millions of Dollars                               Liability      Activity        Liability
                                                     ------------   ------------   --------------
Severance and related costs ......................   $        115   $         17   $           98
                                                     ------------   ------------   --------------

ITEM 2.    MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

           UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY
                             AND AFFILIATE COMPANIES
                              RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000


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

NET INCOME - First quarter 2001 net income of $209 million decreased $5 million (2%) compared to the first quarter of 2000. Higher fuel prices, wage inflation, and rent expense were partially offset by higher commodity revenue, productivity gains and higher other income.

OPERATING REVENUES - Rail operating revenues increased $25 million (1%) to a first-quarter record $2.7 billion on 1% commodity revenue gain.

         The following tables summarize the year-over-year changes in rail commodity revenue, revenue carloads and average revenue per car by commodity type:


Commodity Revenue                Three Months Ended March 31,
                                 ----------------------------
In Millions of Dollars               2001          2000           Change
                                 ------------   ------------   ------------
Agricultural .................   $        370   $        350              6%
Automotive ...................            276            290             (5%)
Chemicals ....................            390            412             (5%)
Energy .......................            593            529             12%
Industrial Products ..........            472            492             (4%)
Intermodal ...................            450            441              2%
                                 ------------   ------------   ------------
Total ........................   $      2,551   $      2,514              1%
                                 ------------   ------------   ------------

Revenue Carloads                 Three Months Ended March 31,
                                 ----------------------------
In Thousands                         2001           2000          Change
                                 ------------   ------------   ------------
Agricultural .................            219            221             (1%)
Automotive ...................            185            199             (7%)
Chemicals ....................            219            232             (5%)
Energy .......................            537            480             12%
Industrial Products ..........            336            355             (5%)
Intermodal ...................            683            687             (1%)
                                 ------------   ------------   ------------
Total ........................          2,179          2,174             --%
                                 ------------   ------------   ------------

                                 Three Months Ended March 31,
                                 ----------------------------
Average Revenue Per Car ......       2001          2000           Change
                                 ------------   ------------   ------------
Agricultural .................   $      1,687   $      1,582              7%
Automotive ...................          1,486          1,456              2%
Chemicals ....................          1,779          1,777             --
Energy .......................          1,106          1,103             --
Industrial Products ..........          1,405          1,387              1%
Intermodal ...................            659            642              3%
                                 ------------   ------------   ------------
Total ........................   $      1,171   $      1,156              1%
                                 ------------   ------------   ------------


Agricultural - Revenue increased despite a slight carload decline. Carloads decreased primarily due to weak export demand for corn. Partially offsetting these declines were strong domestic wheat shipments as well as export demand to Mexico and Gulf ports. Average revenue per car was up $105 primarily due to a mix of longer-haul business and selective price increases.

Automotive - Carloads decreased due to weak consumer demand for finished vehicles and high supplier inventories. Materials carloads were also down due to lower production levels. Average revenue per car increased 2% due to greater use of boxcars, rather than containers, to support materials shipments and a lower mix of lower average revenue per car materials shipments.

Chemicals - Carloads decreased due to a slowing economy that reduced demand for plastics and liquid and dry chemicals. High natural gas prices reduced production and demand for plastics and fertilizer. Fertilizer carloads were further reduced due to poor weather in March 2001.

Energy - The Railroad recorded its best quarter ever for revenue, carloads, and average trains per day out of the Southern Powder River Basin. The growth was the result of high utility demand and market share gains. Cool winter weather and higher natural gas prices reduced utility stockpiles compared to a year ago. Delays due to severe weather partially offset these increases.

Industrial Products - Carloads were lower due to an economic slowdown that decreased demand for lumber, construction materials and consumer goods. A weak domestic steel industry also contributed to the decline. Stone carloads were lower as adverse weather in the Southwest resulted in reduced demand for highway construction materials. Average revenue per car increased slightly as a result of declines in lower average revenue per car stone shipments and selected price increases.

Intermodal - Revenue set a first-quarter record due primarily to an increase in average revenue per car. Carloads decreased slightly as the softening economy reduced demand for domestic intermodal shipments. The domestic decline was partially offset by growth in import carloads from Asia. Average revenue per car increased as a result of demand-driven price increases.

OPERATING EXPENSES - Operating expenses increased $41 million (2%), reflecting higher fuel prices, inflation, and higher rent expense partially offset by improved productivity and cost control initiatives.

Salaries, Wages, and Employee Benefits - Labor costs increased $10 million (1%) reflecting wage and benefit increases. Partially offsetting these cost increases were fewer employees and higher train crew productivity.

Equipment and Other Rents - Expenses increased $18 million (6%) due primarily to increased cycle times. Lower automotive carloads were a driver of the increased cycle time as excess cars were temporarily stored at assembly plants and unloading facilities. Locomotive leases also increased rent expense as more units were leased in the first quarter of 2001 compared to 2000.

Depreciation - Expenses increased $10 million (4%), reflecting the 2000 and first quarter 2001 capital programs. Capital spending totaled $355 million in the first quarter 2001 compared to $359 million in 2000.

Fuel and Utilities - Expenses increased $40 million (14%), driven by higher fuel prices and utilities expense. In the first quarter 2001, 32% of the Railroad's fuel consumption was hedged at an average of 69 cents per gallon (excluding taxes, transportation charges, and regional pricing spreads), lowering fuel costs by $2 million. For the first quarter 2000, fuel consumption was 10% hedged at 40 cents per gallon, which resulted in a $10 million decrease in fuel expense. As of March 31, 2001, projected fuel consumption for the remainder of 2001 is 8% hedged at 68 cents per gallon (see note 3 to the consolidated financial statements).

Materials and Supplies - Costs decreased $21 million (15%), reflecting decreases in locomotive overhauls and running repairs as well as freight car repairs.

Casualty Costs - Costs increased $2 million (2%) due to slightly higher settlement costs.

Other Costs - Costs decreased $18 million (9%), reflecting productivity gains and cost control initiatives.

OPERATING INCOME - Operating income decreased $16 million (3%) to $449 million for the first quarter of 2001. The operating ratio in 2001 was 83.1%, 0.8 percentage points higher than 2000's 82.3%.

NON-OPERATING ITEMS - Non-operating expense decreased $13 million (10%) in 2001 due to lower interest expense, higher real estate sales and other miscellaneous items. Income taxes increased $2 million in 2001 over the same period in 2000 reflecting lower state incentive credits partially offset by the tax impact of lower income before income taxes.

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

ACCOUNTING PRONOUNCEMENTS - In September 2000, the Financial Accounting Standards Board issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 140), replacing Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 125). FAS 140 revises criteria for accounting for securitizations, other financial asset transfers and collateral, and introduces new disclosures. FAS 140 was effective for fiscal 2000 with respect to the new disclosure requirements and amendments of the collateral provisions originally presented in FAS 125. All other provisions are effective for transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001. The provisions are to be applied prospectively with certain exceptions. Management believes the financial impact that FAS 140 will have on the Company's consolidated financial statements will be immaterial.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Disclosure concerning market risk-sensitive instruments is set forth in note 3 to the consolidated financial statements included in Item 1 of Part I of this Report and is incorporated herein by reference.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS - As previously reported, in March 1998, the Railroad received notice that the Railroad and Clean Harbors, a waste disposal firm, were the subjects of a criminal investigation by the Environmental Protection Agency
(EPA) and the Federal Bureau of Investigation. Tank cars containing hazardous waste billed to Clean Harbors' transload facility in Sterling, Colorado were held in the Railroad's Sterling, Colorado rail yard for periods longer than ten days prior to placement in Clean Harbors' facility, allegedly in violation of hazardous waste regulations. The Railroad cooperated with the investigation and responded to grand jury subpoenas. A finding of violation could have resulted in significant criminal or civil penalties. The EPA has notified the Railroad verbally that the investigation has been concluded and that no charges will be brought against the Railroad. The EPA also instructed the Railroad to retrieve the documents it produced in response to the subpoenas. The documents have been retrieved. Although no written confirmation has been received, the Railroad anticipates no further legal action.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)  EXHIBITS

              12 -- Computation of ratio of earnings to fixed charges.

         (B)  REPORTS ON FORM 8-K

              On January 18, 2001, the Registrant filed a Current Report on Form 8-K announcing UPC's financial results for the fourth quarter of 2000.

              On April 26, 2001, the Registrant filed a Current Report on Form 8-K announcing UPC's financial results for the first quarter of 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: May 15, 2001



                                     UNION PACIFIC RAILROAD COMPANY
                                     (Registrant)

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

           UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY
                             AND AFFILIATE COMPANIES

                                  EXHIBIT INDEX


    EXHIBIT
    NUMBER          DESCRIPTION OF EXHIBITS FILED WITH THIS STATEMENT
    -------         -------------------------------------------------
      12            Computation of ratio of earnings to fixed charges