Form 10-Q
period 2001-06-30
UNION PACIFIC RAILROAD CO/DE
filed 2001-08-14
CIK 92259

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                     - OR -

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the transition period from________________ to __________________

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

         As of July 31, 2001 the Registrant had outstanding 7,130 shares of Common Stock, $10 par value, and 620 shares of Class A Stock, $10 par value.

         THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                         UNION PACIFIC RAILROAD COMPANY
                                      INDEX

                                                                                               Page Number
                                                                                               -----------
                                  PART I. FINANCIAL INFORMATION

Item 1:      Consolidated Financial Statements:
             CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                   For the Three Months Ended June 30, 2001 and 2000........................         1

             CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                   For the Six Months Ended June 30, 2001 and 2000..........................         2

             CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                   At June 30, 2001 (Unaudited) and December 31, 2000.......................         3

             CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                   For the Six Months Ended June 30, 2001 and 2000..........................         4

             CONSOLIDATED STATEMENT OF CHANGES IN COMMON
             SHAREHOLDERS' EQUITY (Unaudited)
                   For the Six Months Ended June 30, 2001...................................         5

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited).........................       6-10

Item 2:      Management's Narrative Analysis of the Results of Operations...................      11-15

Item 3:      Quantitative and Qualitative Disclosures About Market Risk.....................        15


                                    PART II. OTHER INFORMATION

Item 1:      Legal Proceedings..............................................................        16

Item 6:      Exhibits and Reports on Form 8-K...............................................        16

Signatures...............................................................................           17



                                      (i)

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements


CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate Companies For the Three Months Ended June 30,

                   Millions of Dollars, Except Ratios                2001             2000
                                                                  ----------       ----------
OPERATING REVENUES Rail ....................................      $    2,700       $    2,674
                                                                  ----------       ----------
OPERATING EXPENSES Salaries, wages and employee benefits ...             874              857
                   Equipment and other rents ...............             306              286
                   Depreciation ............................             279              271
                   Fuel and utilities ......................             321              294
                   Materials and supplies ..................             131              142
                   Casualty costs ..........................              75               74
                   Other costs .............................             223              211
                                                                  ----------       ----------
                   Total ...................................           2,209            2,135
                                                                  ----------       ----------
INCOME             Operating Income ........................             491              539
                   Other income - net ......................              74               22
                   Interest expense ........................            (146)            (147)
                                                                  ----------       ----------
                   Income before Income Taxes ..............             419              414
                   Income taxes ............................            (157)            (150)
                                                                  ----------       ----------
                   Net Income ..............................      $      262       $      264
                   Ratio of Earnings to Fixed Charges ......             3.7              3.1
                                                                  ----------       ----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate Companies For the Six Months Ended June 30,

                   Millions of Dollars, Except Ratios                2001             2000
                                                                  ----------       ----------
OPERATING REVENUES Rail ....................................      $    5,355       $    5,304
                                                                  ----------       ----------
OPERATING EXPENSES Salaries, wages and employee benefits ...           1,768            1,741
                   Equipment and other rents ...............             613              575
                   Depreciation ............................             558              540
                   Fuel and utilities ......................             654              587
                   Materials and supplies ..................             254              286
                   Casualty costs ..........................             161              158
                   Other costs .............................             407              413
                                                                  ----------       ----------
                   Total ...................................           4,415            4,300
                                                                  ----------       ----------
INCOME             Operating Income ........................             940            1,004
                   Other income - net ......................             103               42
                   Interest expense ........................            (293)            (298)
                                                                  ----------       ----------
                   Income before Income Taxes ..............             750              748
                   Income taxes ............................            (279)            (270)
                                                                  ----------       ----------
                   Net Income ..............................      $      471       $      478
                   Ratio of Earnings to Fixed Charges ......             3.3              3.1
                                                                  ----------       ----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate
Companies

                                                                                          (Unaudited)
                                                                                            June 30,        Dec. 31,
                           Millions of Dollars                                                2001             2000
                                                                                           ----------       ----------
ASSETS

Current Assets             Cash and temporary investments ...........................      $       40       $       88
                           Accounts receivable - net ................................             461              393
                           Inventories ..............................................             289              347
                           Current deferred tax asset ...............................              30               30
                           Other current assets .....................................             137              121
                                                                                           ----------       ----------
                           Total ....................................................             957              979
                                                                                           ----------       ----------
Investments                Investments in and advances to affiliated companies ......             667              644
                           Other investments ........................................              87               84
                                                                                           ----------       ----------
                           Total ....................................................             754              728
                                                                                           ----------       ----------
Properties                 Cost .....................................................          34,911           34,613
                           Accumulated depreciation .................................          (6,931)          (6,881)
                                                                                           ----------       ----------
                           Net ......................................................          27,980           27,732
                                                                                           ----------       ----------
Other                      Other assets .............................................             136              142
                                                                                           ----------       ----------
                           Total Assets .............................................      $   29,827       $   29,581
                                                                                           ----------       ----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities        Accounts payable .........................................      $      496       $      558
                           Accrued wages and vacation ...............................             390              388
                           Accrued casualty costs ...................................             355              345
                           Income and other taxes ...................................             253              220
                           Debt due within one year .................................             200              207
                           Interest .................................................              71               82
                           Other current liabilities ................................             577              712
                                                                                           ----------       ----------
                           Total ....................................................           2,342            2,512
                                                                                           ----------       ----------
Other Liabilities and      Intercompany borrowing from UPC ..........................           5,111            5,082
Shareholders' Equity       Third-party debt due after one year ......................           2,277            2,397
                           Deferred income taxes ....................................           7,902            7,705
                           Accrued casualty costs ...................................             749              811
                           Retiree benefits obligations .............................             633              632
                           Other long-term liabilities ..............................             437              440
                           Redeemable preference shares .............................              22               23
                           Commitments and contingencies
                           Common shareholders' equity ..............................          10,354            9,979
                                                                                           ----------       ----------
                           Total Liabilities and Shareholders' Equity ...............      $   29,827       $   29,581
                                                                                           ----------       ----------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate Companies For the Six Months Ended June 30

                             Millions of Dollars                                            2001             2000
                                                                                         ----------       ----------
OPERATING ACTIVITIES         Net Income ...........................................      $      471       $      478
                             Non-cash charges to income:
                                 Depreciation .....................................             558              540
                                 Deferred income taxes ............................             194              200
                                 Other - net ......................................            (144)            (156)
                             Changes in current assets and liabilities ............            (196)              (9)
                                                                                         ----------       ----------
                             Cash Provided by Operating Activities ................             883            1,053
                                                                                         ----------       ----------
INVESTING ACTIVITIES         Capital investments ..................................            (780)            (812)
                             Proceeds from sale of assets and other investing
                              activities ..........................................              46               59
                                                                                         ----------       ----------
                             Cash Used in Investing Activities ....................            (734)            (753)
                                                                                         ----------       ----------
FINANCING ACTIVITIES         Debt repaid ..........................................            (126)            (123)
                             Dividends paid to parent .............................            (100)            (100)
                             Advances from affiliated companies - net .............              29             (114)
                                                                                         ----------       ----------
                             Cash Used in Financing Activities ....................            (197)            (337)
                                                                                         ----------       ----------
                             Net Change in Cash and Temporary Investments .........      $      (48)      $      (37)
                             Cash and Temporary Investments at Beginning of
                             Period ...............................................              88               83
                                                                                         ----------       ----------
                             Cash and Temporary Investments at End of Period ......      $       40       $       46
                                                                                         ----------       ----------
CHANGES IN CURRENT           Accounts receivable ..................................      $      (68)      $       28
ASSETS AND LIABILITIES       Inventories ..........................................              58               14
                             Other current assets .................................             (16)             (10)
                             Accounts, wages and vacation payable .................             (60)              57
                             Debt due within one year .............................              (7)              (4)
                             Other current liabilities ............................            (103)             (94)
                                                                                         ----------       ----------
                             Total ................................................      $     (196)      $       (9)
                                                                                         ----------       ----------
SUPPLEMENTAL CASH            Cash paid during the year for:
FLOW INFORMATION                  Interest ........................................      $      310       $      323
                                  Income taxes - net ..............................              10               49
                                                                                         ----------       ----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN COMMON SHAREHOLDERS' EQUITY (Unaudited) Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate Companies For the Six Months Ended June 30, 2001


                                            [a]           [b]
                                          Common        Class A-        Paid-in-      Retained
Millions of Dollars                       Shares         Shares         Surplus       Earnings
                                       ------------   ------------   ------------   ------------
Balance at December 31, 2000 .......   $         --   $         --   $      4,782   $      5,197
Net Income .........................             --             --             --            471
Other Comprehensive Income
(Loss), net of tax:
     Minimum Pension Liability
        Adjustment .................             --             --             --             --
     Foreign Currency Translation
        Adjustments ................             --             --             --             --
     Derivative Adjustments ........             --             --             --             --

Comprehensive Income ...............
Dividends declared .................             --             --             --           (100)
                                       ------------   ------------   ------------   ------------
Balance at June 30, 2001 ...........   $         --   $         --   $      4,782   $      5,568
                                       ------------   ------------   ------------   ------------




                                                             Accumulated Other
                                                         Comprehensive Income (Loss)
                                       -----------------------------------------------------------
                                          Minimum         Foreign
                                          Pension        Currency
                                         Liability      Translation     Derivative
Millions of Dollars                      Adjustment     Adjustments     Adjustments      Total           Total
                                        ------------    ------------   ------------   ------------   ------------
Balance at December 31, 2000 .......    $         (2)   $          2   $         --   $         --   $      9,979
Net Income .........................              --              --             --             --            471
Other Comprehensive Income
(Loss), net of tax:
     Minimum Pension Liability
        Adjustment .................              --              --             --             --             --
     Foreign Currency Translation
        Adjustments ................              --               4             --              4              4
     Derivative Adjustments ........              --              --             --             --             --
                                                                                                     ------------
Comprehensive Income ...............                                                                          475
Dividends declared .................              --              --             --             --           (100)
                                        ------------    ------------   ------------   ------------   ------------
Balance at June 30, 2001 ...........    $         (2)   $          6             --   $          4   $     10,354
                                        ------------    ------------   ------------   ------------   ------------



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

                UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED
                       SUBSIDIARY AND AFFILIATE COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1. RESPONSIBILITIES FOR FINANCIAL STATEMENTS - Union Pacific Railroad Company (the Registrant), a Class I railroad incorporated in Delaware and a wholly-owned subsidiary of Union Pacific Corporation (the Corporation or
     UPC), together with a number of wholly-owned and majority-owned subsidiaries, certain affiliates and various minority-owned companies (collectively, the Company or Railroad), operates various railroad and railroad-related businesses. The Company's rail operations include for all periods the operations of Union Pacific Railroad Company, a Utah corporation and predecessor to the Registrant (UPRR), and the rail operating subsidiaries of Southern Pacific Rail Corporation (Southern Pacific or SP). The consolidated financial statements of the Company are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of the results for the year ending December 31, 2001. Certain prior year amounts have been reclassified to conform to the 2001 financial statement presentation.

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

     Merger Liabilities - In 1996, the Company recognized a $958 million pre-tax liability in the SP purchase price allocation for costs associated with SP's portion of these activities. Merger liability activity reflected cash payments for merger consolidation activities and reclassification of contractual obligations from merger liabilities to contractual liabilities. In addition, where merger implementation has varied from the original merger plan, the Company has adjusted the merger liability and the fair value allocation of SP's purchase price to fixed assets to eliminate the variance. Where the merger implementation has caused the Company to incur more costs than were envisioned in the original merger plan, such costs are charged to expense in the period incurred. For the three months and six months ended June 30, 2001, the Company charged $9 million and $11 million against the merger liability, respectively. The remaining merger payments will be made during 2001 as labor negotiations are implemented, and related merger consolidation activities are finalized.

     The components of the merger liability as of June 30, 2001 were as follows:

                                                                      Original      Cumulative    June 30, 2001
     Millions of Dollars                                              Liability      Activity       Liability
                                                                    ------------   ------------   -------------
     Labor protection related to legislated and contractual
          obligations ...........................................   $        361   $        361   $         --
     Severance and related costs ................................            343            281             62
     Contract cancellation fees and facility and line
     closure costs ..............................................            145            141              4
     Relocation costs ...........................................            109             97             12
                                                                    ------------   ------------   ------------
     Total ......................................................   $        958   $        880   $         78
                                                                    ------------   ------------   ------------

3.   FINANCIAL INSTRUMENTS

     ADOPTION OF STANDARD - Effective January 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133) and Financial Accounting Standards Board Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (FAS 138). FAS 133 and FAS 138 requires that the changes in fair value of all derivative financial instruments the Company uses for fuel hedging purposes be recorded in the Company's consolidated statements of financial position. In addition, to the extent fuel hedges are ineffective due to pricing differentials resulting from the geographic dispersion of the Company's operations, income statement recognition of the ineffective portion of the hedge position will be required. The adoption of FAS 133 and FAS 138 resulted in the recognition of a $2 million asset on January 1, 2001. Activity through June 30, 2001 is disclosed within the following narrative and tables.

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

     MARKET AND CREDIT RISK - The Company addresses market risk related to these derivative financial instruments by selecting instruments whose value fluctuations highly correlate with the underlying item being hedged. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring high credit standards for counterparties and periodic settlements. There was no credit risk associated with the Company's counterparties at June 30, 2001. There was a $2 million credit risk associated with the Company's counterparties at December 31, 2000. The Company has not been required to provide collateral; however, the Company has received collateral relating to its hedging activity where the concentration of credit risk was substantial.

     DETERMINATION OF FAIR VALUE - The fair market values of the Company's derivative financial instrument positions at June 30, 2001 and December 31, 2000 were determined based upon current fair market values as quoted by recognized dealers or developed based upon the present value of expected future cash flows discounted at the applicable U.S. Treasury rate and swap spread.

     FUEL STRATEGY - Fuel costs are a significant portion of the Company's total operating expenses. As a result of the significance of fuel costs and the historical volatility of fuel prices, the Company periodically uses swaps, futures and/or forward contracts to mitigate the impact of adverse fuel price changes.

         The following is a summary of the Company's derivative financial instruments at June 30, 2001 and December 31, 2000:

     Millions                                                                June 30,     December 31,
     Except Percentages and Average Commodity Prices                          2001            2000
                                                                          ------------    ------------
     Fuel Hedging:
          Number of gallons hedged for the remainder of 2001[a] .......             50             101
          Percentage of forecasted 2001 fuel consumption hedged .......              8%              8%
          Average price of 2001 hedges outstanding (per gallon)[b] ....   $       0.68    $       0.68
                                                                          ------------    ------------

     [a]  Fuel hedges expire December 31, 2001.

     [b]  Excluding taxes, transportation costs, and regional pricing spreads.

         The asset and liability positions of the Company's outstanding derivative financial instruments at June 30, 2001 and December 31, 2000 are as follows:

                                                         June 30,     December 31,
     Millions of Dollars                                   2001           2000
                                                       ------------   ------------
     Fuel Hedging:
          Gross fair market asset position .........   $         --   $          2
          Gross fair market (liability) position ...             --             --
                                                       ------------   ------------
     Total net asset position ......................   $         --   $          2
                                                       ------------   ------------

         Positions will be reclassified from accumulated other comprehensive income to fuel expense over the next six months as fuel is consumed.

         The Company's use of derivative financial instruments for fuel hedging decreased fuel costs by $2 million and $10 million for the three months ended June 30, 2001 and 2000, respectively, and decreased fuel costs by $4 million and $20 million for the six months ended June 30, 2001 and 2000, respectively. At June 30, 2001, there was no ineffectiveness recorded within fuel expense for fuel hedging.

     SALE OF RECEIVABLES - The Railroad has sold, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to third parties through a bankruptcy-remote subsidiary. The amount of receivables sold fluctuates based upon the availability of the designated pool of receivables and is directly affected by changing business volumes and credit risks. At June 30, 2001 and December 31, 2000, accounts receivable are presented net of approximately $600 million of receivables sold.

4. CAPITAL STOCK - The number of shares shown in the Common Stock section of the Consolidated Statement of Changes in Common Shareholders' Equity on page 5 excludes 2,665 shares of Common Stock and 232 shares of Class A Stock owned by Southern Pacific, an affiliate of the Registrant, whose results are included in the Company's consolidated financial statements.

5. OTHER INCOME - Other income included the following for the three months and six months ended June 30, 2001 and 2000:

                                                              Three Months Ended                   Six Months
                                                                    June 30,                      Ended June 30,
                                                          ----------------------------    ----------------------------
     Millions of Dollars                                      2001            2000            2001            2000
                                                          ------------    ------------    ------------    ------------
     Net gain on non-operating asset dispositions .....   $         64    $         12    $         81    $         22
     Rental income ....................................             19              15              36              29
     Interest income ..................................              2               2               3               3
     Other - net ......................................            (11)             (7)            (17)            (12)
                                                          ------------    ------------    ------------    ------------
     Total ............................................   $         74    $         22    $        103    $         42
                                                          ------------    ------------    ------------    ------------


6. RATIO OF EARNINGS TO FIXED CHARGES - The ratio of earnings to fixed charges has been computed on a consolidated basis. Earnings represent net income less equity in undistributed earnings of unconsolidated affiliates, plus income taxes and fixed charges. Fixed charges represent interest, amortization of debt discount and the estimated interest portion of rental charges.

7. COMMITMENTS AND CONTINGENCIES - There are various claims and lawsuits pending against the Company and certain of its subsidiaries. The Company is also subject to federal, state and local environmental laws and regulations, pursuant to which it is currently participating in the investigation and remediation of numerous sites. For environmental sites where remediation costs can be reasonably determined, and where such remediation is probable, the Company has recorded a liability. At June 30, 2001, the Company had accrued $176 million for estimated future environmental costs and believes it is reasonably possible that actual environmental costs may differ from such estimate.

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

8. ACCOUNTING PRONOUNCEMENTS - In September 2000, the Financial Accounting Standards Board issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS
     140), replacing Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 125). FAS 140 revises criteria for accounting for securitizations, other financial asset transfers and collateral, and introduces new disclosures. FAS 140 was effective for fiscal 2000 with respect to the new disclosure requirements and amendments of the collateral provisions originally presented in FAS
     125. All other provisions are effective for transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001. The provisions are to be applied prospectively with certain exceptions. The adoption of FAS 140 did not have a significant impact on the Company's consolidated financial statements.

             In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" (FAS 141). FAS 141 revises the method of accounting for business combinations and eliminates the pooling method of accounting. FAS 141 is effective for all business combinations that are initiated or completed after June 30, 2001. Management believes the financial impact that FAS 141 will have on the Company's consolidated financial statements will not be significant.

             Also in July 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 142 revises the method of accounting for goodwill and other intangible assets. FAS 142 does not allow the amortization of goodwill, but requires goodwill to be tested for impairment at least annually at a reporting unit level. FAS 142 is effective for the Company's fiscal year beginning January 1, 2002. Management believes the financial impact that FAS 142 will have on the Company's consolidated financial statements will not be significant.

             In addition, in July 2001, the Financial Accounting Standards Board voted to issue Statement No. 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 requires the Company to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and is effective for the Company's fiscal year beginning January 1, 2003. Management is currently in the process of evaluating the impact this standard will have on the Company's consolidated financial statements.

9. WORK FORCE REDUCTION PLAN - Prompted by signs of an economic slowdown, the Corporation's Board of Directors approved a work force reduction plan (the
     Plan) in the fourth quarter of 2000. The Plan calls for the elimination of approximately 2,000 Railroad positions during 2001. The positions will be eliminated through a combination of attrition, subsidized early retirement and involuntary layoffs and will affect agreement and non-agreement employees across the entire 23-state Railroad system. As of June 30, 2001, 1,336 positions had been identified for elimination in accordance with the Plan. Of those eliminations, 895 will be made through subsidized early retirements and involuntary layoffs with the remaining coming through attrition.

             The Company accrued $115 million pre-tax or $72 million after-tax in the fourth quarter of 2000 for costs related to the Plan. The expense was charged to salaries, wages and employee benefits in the Company's 2000 consolidated statement of income. Plan liability activity in 2001 includes $30 million paid in cash or reclassified to contractual liabilities for severance benefits to 390 employees. The remaining $60 million of plan liability activity reflects subsidized early retirement benefits covering 480 employees.

         Plan liability activity for 2001 is as follows:

                                             Original      Cumulative    June 30, 2001
     Millions of Dollars                     Liability      Activity       Liability
                                           ------------   ------------   ------------

     Severance and related costs .......   $        115   $         90   $         25

                                           ------------   ------------   ------------

It is expected that the Plan will be completed during the remainder of 2001.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

           UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY
                             AND AFFILIATE COMPANIES
                              RESULTS OF OPERATIONS
              THREE AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO
                    THREE AND SIX MONTHS ENDED JUNE 30, 2000

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

NET INCOME - Rail operations reported net income of $262 million and $471 million for the three and six month periods ended June 30, 2001, respectively, compared to net income of $264 million for the second quarter of 2000 and $478 million for the six month period in 2000. Higher fuel prices, labor costs, and rent expense were partially offset by higher commodity revenue, productivity gains, and higher real estate sales income.

OPERATING REVENUES - Rail operating revenues increased $26 million (1%) to a second-quarter record $2.7 billion and $51 million (1%) to a record $5.4 billion for the three and six month periods ended June 30, 2001, respectively, over the comparable periods in 2000. Revenue carloads were flat for the three and six month periods over the comparable periods in 2000 as strong Energy demand offset weakness in the economically sensitive commodities of Automotive, Chemicals, Industrial Products and Intermodal. Second quarter 2001 operating revenue was also adversely affected by flooding in the upper Midwest and in the Houston area.

The following tables summarize rail commodity revenue, revenue carloads and average revenue per car for the periods indicated:

      Three Months Ended June 30,                                        Six Months Ended June 30,
---------------------------------     %      Commodity Revenue       -----------------------------     %
            2001            2000    Change   In Millions                       2001          2000    Change
----------------- --------------- ---------- ----------------------- --------------- ------------- ----------
          $  345          $  334       3     Agricultural                    $  715        $  684       4
             301             307      (2)    Automotive                         577           597      (3)
             388             424      (9)    Chemicals                          778           836      (7)
             577             490      18     Energy                           1,170         1,019      15
             522             525      (1)    Industrial Products                994         1,017      (2)
             462             471      (2)    Intermodal                         912           912      --
----------------- --------------- ---------- ----------------------- --------------- ------------- ----------
          $2,595          $2,551       2     Total                           $5,146        $5,065       2
----------------- --------------- ---------- ----------------------- --------------- ------------- ----------


       Three Months Ended June 30,                                      Six Months Ended June 30,
---------------------------------      %     Revenue Carloads        -----------------------------      %
            2001            2000    Change   In Thousands                      2001          2000     Change
----------------- --------------- ---------- ----------------------- --------------- ------------- ----------
             211             213        (1)  Agricultural                       430           434        (1)
             199             214        (7)  Automotive                         384           413        (7)
             222             244        (9)  Chemicals                          441           476        (7)
             516             439        18   Energy                           1,053           919        15
             374             376        --   Industrial Products                710           731        (3)
             689             727        (5)  Intermodal                       1,372         1,414        (3)
----------------- --------------- ---------- ----------------------- --------------- ------------- ----------
           2,211           2,213        --   Total                            4,390         4,387        --
----------------- --------------- ---------- ----------------------- --------------- ------------- ----------

   Three Months Ended June 30,                                         Six Months Ended June 30,
---------------------------------      %     Average Revenue         -----------------------------      %
            2001            2000    Change   Per Car                           2001          2000     Change
----------------- --------------- ---------- ----------------------- --------------- ------------- ----------
          $1,632          $1,568       4     Agricultural                    $1,660        $1,575       5
           1,514           1,437       5     Automotive                       1,501         1,446       4
           1,749           1,741      --     Chemicals                        1,764         1,759      --
           1,117           1,115      --     Energy                           1,111         1,109      --
           1,396           1,398      --     Industrial Products              1,400         1,392       1
             671             647       4     Intermodal                         665           645       3
----------------- --------------- ---------- ----------------------- --------------- ------------- ----------
          $1,173          $1,153       2     Total                           $1,172        $1,155       1
----------------- --------------- ---------- ----------------------- --------------- ------------- ----------


Agricultural - Agricultural revenue increased for both the three and six month periods of 2001 over the comparable periods in 2000 despite a 1% decline in carloads. Wheat carloads were strong in the first quarter due to Mexico and Gulf exports, however, declined in the second quarter as a result of soft domestic and overseas export demand. Meals and oils shipments showed market share gains from barge traffic and strong European demand. Beverages and fruits and vegetables grew from strong domestic demand and new railroad services introduced last year. Year-to-date, carloads decreased as a result of reduced export demand for corn. Average revenue per car increased primarily due to longer hauls and less low average revenue per car corn shipments.

Automotive - Automotive revenue declined for both the three and six month periods of 2001 over the comparable periods in 2000 as carload volumes fell 7%. These declines were the result of soft consumer demand for vehicles, leading to supplier plant shutdowns to adjust inventories, which also reduced auto materials shipments. Partially offsetting the weak demand was an increase in market share. Average revenue per car increased due to price increases, greater use of boxcars, rather than containers, to support materials shipments and the positive mix impact of fewer materials shipments.

Chemicals - Chemicals revenue and carloads decreased for both the three and six month periods of 2001 over the comparable periods in 2000 as a slowing economy and lower industrial production reduced demand for plastics and liquid and dry chemicals. High natural gas-based raw materials costs reduced production and demand for plastics and fertilizer. Phosphate rock shipments also declined in the second quarter due to a customer production shutdown. Average revenue per car was flat as the positive impact of fewer low average revenue per car phosphate rock shipments was offset by decreased long-haul plastics shipments.

Energy - The Railroad recorded consecutive quarterly records for revenue, carloads, and average coal trains per day out of the Southern Powder River Basin. The growth for both the three and six month periods was the result of high utility demand and market share gains. Cool winter weather and high prices for natural gas and Eastern-sourced coal reduced utility stockpiles compared to a year ago. Delays due to severe weather in the first quarter and flooding in the second quarter partially offset these increases.

Industrial Products - Industrial Products revenue decreased for both the three and six month periods of 2001 over the comparable periods in 2000 as the slowing economy reduced demand for metallic minerals, newsprint and ferrous scrap. In the second quarter, demand for lumber, stone and cement increased over second quarter

2000 levels due to improving construction demand. All three of these commodities were down in the first quarter compared to 2000. Average revenue per car for the six month period increased slightly as price increases offset growth in low average revenue per car stone and cement carloads.

Intermodal - Intermodal revenue was flat for the six month period of 2001 over the comparable period in 2000, as a 2% increase in the first quarter was offset by a 2% decrease in the second quarter. Total carloads year-to-date declined due to the slow economy that reduced both domestic and import demand. Offsetting the loss of carloads was a higher average revenue per car resulting from price increases.

OPERATING EXPENSES - Operating expenses increased $74 million (3%) and $115 million (3%) for the three and six month periods ended June 30, 2001, respectively. Operating expense comparisons by category for the quarter and six-month period ending June 30, 2001 and 2000 are discussed below. The factors primarily responsible for the increase or decrease in each category are substantially the same for both the three and six month periods, except as noted.

Salaries, Wages and Employee Benefits - Labor costs increased $17 million (2%) and $27 million (2%) for the three and six month periods, respectively, over the comparable periods in 2000. The higher expenses were driven primarily by wage and benefit inflation and costs associated with flooding in the Midwest and Houston area. Partially offsetting these cost increases was a reduction in employees and higher train crew productivity.

Equipment and Other Rents - Expenses increased $20 million (7%) and $38 million (7%) for the three and six month periods, respectively, due primarily to increased cycle times and higher locomotive leases. Lower automotive carloads were a driver of the increased cycle time as excess cars were temporarily stored at assembly plants and unloading facilities. Second quarter flooding and resulting lower train speeds also contributed to the cycle time deterioration. Locomotive leases increased due to the acquisition of new, more reliable and fuel efficient units to replace older models in the fleet.

Depreciation - Depreciation increased $8 million (3%) and $18 million (3%) for the three and six month periods, respectively, over comparable periods in 2000, as a result of the Railroad's capital program in 2000 and the first half of 2001. Capital spending was $780 million in the six months ended June 30, 2001, compared to $812 million in the six months ended June 30, 2000.

Fuel and utilities - Expenses were up $27 million (9%) and $67 million (11%) for the three and six month periods, respectively. Higher fuel prices added $25 million of expense in the second quarter and $61 million of expense in the first six months of 2001 over comparable periods in 2000. Additional costs due to higher gross ton miles were offset by a lower diesel fuel consumption rate. In 2001, the Railroad's fuel consumption was 32% hedged at an average of 69 cents per gallon in the first quarter and 8% hedged at 68 cents per gallon in the second quarter (excluding taxes, transportation charges, and regional pricing spreads), which decreased fuel costs by $2 million each quarter. In 2000, the Railroad hedged approximately 10% of its fuel consumption for the three and six month periods, which decreased fuel costs by $10 million and $20 million, respectively. As of June 30, 2001, expected fuel consumption for the remaining six months of 2001 is 8% hedged at 68 cents per gallon excluding taxes, transportation costs and regional pricing spreads (see note 3 to the consolidated financial statements).

Materials and Supplies - Expenses decreased $11 million (8%) and $32 million (11%) for the three and six month periods, respectively, reflecting decreases in locomotive overhauls as well as freight car repairs and purchasing costs. The decrease in locomotive overhauls is due to the acquisition of newer, more reliable units and the retirement of older models in the fleet.

Casualty Costs - Expenses increased $1 million (1%) and $3 million (2%) for the three and six month periods, respectively, primarily due to slightly higher settlement costs.

Other Costs - Expenses increased $12 million (6%) for the second quarter of 2001 and decreased $6 million (1%) for the first six months compared to the same periods in 2000. Cost control and productivity gains for the first six months were partially offset by flooding-related costs, higher state and local taxes and joint facilities expenses in the second quarter.

OPERATING INCOME - Operating income decreased $48 million (9%) to $491 million and $64 million (6%) to $940 million for the three and six months ended June 30, 2001, respectively. The operating ratio for the second quarter of 2001 was 81.8%, 2.0 percentage points worse than 2000's 79.8% operating ratio. The operating ratio for the six months ended June 30, 2001 was 82.4%, 1.3 percentage points worse than 2000's 81.1%.

NON-OPERATING ITEMS - Non-operating expense decreased $53 million and $66 million for the three and six months ended June 30, 2001, respectively. The gains were primarily the result of higher income from real estate sales and lower interest expense. Income taxes increased $7 million for the second quarter and $9 million for the first six months of 2001 reflecting higher pre-tax income and a higher effective state tax rate in 2001.

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

ACCOUNTING PRONOUNCEMENTS - In September 2000, the Financial Accounting Standards Board issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 140), replacing Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 125). FAS 140 revises criteria for accounting for securitizations, other financial asset transfers and collateral, and introduces new disclosures. FAS 140 was effective for fiscal 2000 with respect to the new disclosure requirements and amendments of the collateral provisions originally presented in FAS 125. All other provisions are effective for transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001. The provisions are to be applied prospectively with certain exceptions. The adoption of FAS 140 did not have a significant impact on the Company's consolidated financial statements.

     In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" (FAS 141). FAS 141 revises the method of accounting for business combinations and eliminates the pooling method of accounting. FAS 141 is effective for all business combinations that are initiated or completed after June 30, 2001. Management believes the financial impact that FAS 141 will have on the Company's consolidated financial statements will not be significant.

     Also in July 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 142 revises the method of accounting for goodwill and other intangible assets. FAS 142 does not allow the amortization of goodwill, but requires goodwill to be tested for impairment at least annually at a reporting unit level. FAS 142 is effective for the Company's fiscal year beginning January 1, 2002. Management believes the financial impact that FAS 142 will have on the

Company's consolidated financial statements will not be significant.

     In addition, in July 2001, the Financial Accounting Standards Board voted to issue Statement No. 143, "Accounting for Asset Retirement Obligations" (FAS
143). FAS 143 requires the Company to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and is effective for the Company's fiscal year beginning January 1, 2003. Management is in the process of evaluating the impact this standard will have on the Company's consolidated financial statements.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - ENVIRONMENTAL MATTERS

The State of Illinois filed a complaint against the Railroad with the Illinois Pollution Board on May 14, 2001 seeking penalties for an alleged violation of state air pollution laws arising out of a release of styrene from a tank car near Cora, Illinois, which occurred on August 29, 1997. The car contained styrene monomer, a hazardous substance, stabilized by an inhibitor by the origin shipper. The car was delayed in transit for a number of different reasons including rerouting and reconsignment by the shipper. The Railroad was not notified that such delays could jeopardize the shipment. Eventually the effect of the inhibitor wore off and the styrene went into a reactive state resulting in pressure and venting near Cora, Illinois. A small populated area was evacuated for a few hours. The situation was controlled and remediated promptly. Styrene has since been put on the Railroad's list of time sensitive shipments for special monitoring. The Railroad is vigorously defending the case.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

              12(a) - Computation of ratio of earnings to fixed charges for the
                      Three Months Ended June 30, 2001.

              12(b) - Computation of ratio of earnings to fixed charges for the
                      Six Months Ended June 30, 2001.

         (b)  REPORTS ON FORM 8-K

              On April 26, 2001, the Registrant filed a Current Report on Form 8-K announcing UPC's financial results for the first quarter of 2001.

              On July 19, 2001, the Registrant filed a Current Report on Form 8-K announcing UPC's financial results for the second quarter of 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 14, 2001



                     UNION PACIFIC RAILROAD COMPANY
                     (Registrant)

                     By    /s/ Richard J. Putz
                          ------------------------------------------------------
                          Richard J. Putz
                          Chief Accounting Officer and Controller
                          (Chief Accounting Officer and Duly Authorized Officer)

           UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY
                             AND AFFILIATE COMPANIES

                                  EXHIBIT INDEX



    Exhibit No.   Description of Exhibits Filed with this Statement

         12(a) Computation of ratio of earnings to fixed charges for the Three Months Ended June 30, 2001.

         12(b) Computation of ratio of earnings to fixed charges for the Six Months Ended June 30, 2001.