Form 10-Q
period 2001-09-30
UNION PACIFIC RAILROAD CO/DE
filed 2001-11-14
CIK 92259

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                           EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                     - OR -

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                           EXCHANGE ACT OF 1934

   For the transition period from___________________ to _____________________

                          Commission file number 1-6146

                         UNION PACIFIC RAILROAD COMPANY
             (Exact name of Registrant as specified in its charter)


          DELAWARE                                    94-6001323
          --------                                    ----------
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

YES        X      NO   ____
         ------

         As of October 31, 2001 the Registrant had outstanding 7,130 shares of Common Stock, $10 par value, and 620 shares of Class A Stock, $10 par value.

         THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                         UNION PACIFIC RAILROAD COMPANY
                                      INDEX




                                                                                             Page Number
                                                                                             -----------

                                      PART I. FINANCIAL INFORMATION

Item 1:      Consolidated Financial Statements:

             CONSOLIDATED STATEMENTS OF  INCOME (Unaudited)
                   For the Three Months Ended September 30, 2001 and 2000...................         1

             CONSOLIDATED STATEMENTS OF  INCOME (Unaudited)
                   For the Nine Months Ended September 30, 2001 and 2000....................         2

             CONSOLIDATED STATEMENTS OF  FINANCIAL POSITION
                   At September 30, 2001 (Unaudited) and December 31, 2000..................         3

             CONSOLIDATED STATEMENTS OF  CASH FLOWS (Unaudited)
                   For the Nine Months Ended September 30, 2001 and 2000....................         4

             CONSOLIDATED STATEMENT OF CHANGES IN COMMON
             SHAREHOLDERS' EQUITY (Unaudited)
                   For the Nine Months Ended September 30, 2001.............................         5

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited).........................       6-11

Item 2:      Management's Narrative Analysis of the Results of Operations...................       12-17

Item 3:      Quantitative and Qualitative Disclosures About Market Risk.....................        17


                                        PART II. OTHER INFORMATION

Item 1:      Legal Proceedings..............................................................       17-18

Item 6:      Exhibits and Reports on Form 8-K...............................................        18

Signatures...............................................................................           19




                                      (i)

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements


CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate
 Companies
For the Three Months Ended September 30,


-------------------------------------------------------------------------------------------------------------
                             Millions of Dollars, Except Ratios                              2001       2000
-------------------------------------------------------------------------------------------------------------
OPERATING REVENUES           Rail...................................................       $2,727     $2,757
                             --------------------------------------------------------------------------------
OPERATING EXPENSES           Salaries, wages and employee benefits..................          868        877
                             Equipment and other rents..............................          306        312
                             Depreciation...........................................          279        272
                             Fuel and utilities  ...................................          302        326
                             Materials and supplies.................................          119        135
                             Casualty costs.........................................           85         81
                             Other costs............................................          193        191
                             --------------------------------------------------------------------------------
                             Total..................................................        2,152      2,194
                             --------------------------------------------------------------------------------
INCOME                       Operating Income.......................................          575        563
                             Other income - net.....................................           30         16
                             Interest expense.......................................         (148)      (146)
                             --------------------------------------------------------------------------------
                             Income before Income Taxes.............................          457        433
                             Income taxes...........................................         (171)      (159)
                             --------------------------------------------------------------------------------
                             Net Income.............................................       $  286     $  274
                             Ratio of Earnings to Fixed Charges.....................          3.8        3.2
-------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate
 Companies
For the Nine Months Ended September 30,



-------------------------------------------------------------------------------------------------------------
                             Millions of Dollars, Except Ratios                              2001       2000
-------------------------------------------------------------------------------------------------------------
OPERATING REVENUES           Rail...................................................       $8,082     $8,061
                             --------------------------------------------------------------------------------
OPERATING EXPENSES           Salaries, wages and employee benefits..................        2,636      2,618
                             Equipment and other rents..............................          919        887
                             Depreciation...........................................          837        812
                             Fuel and utilities  ...................................          956        913
                             Materials and supplies.................................          373        421
                             Casualty costs.........................................          246        239
                             Other costs............................................          600        604
                             --------------------------------------------------------------------------------
                             Total..................................................        6,567      6,494
                             --------------------------------------------------------------------------------
INCOME                       Operating Income.......................................        1,515      1,567
                             Other income - net.....................................          133         58
                             Interest expense.......................................         (441)      (444)
                             --------------------------------------------------------------------------------
                             Income before Income Taxes.............................        1,207      1,181
                             Income taxes...........................................         (450)      (429)
                             --------------------------------------------------------------------------------
                             Net Income.............................................       $  757     $  752
                             Ratio of Earnings to Fixed Charges.....................          3.5        3.1
-------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate
 Companies

-----------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)
                                                                                     Sept. 30,    Dec. 31,
                           Millions of Dollars                                           2001         2000
-----------------------------------------------------------------------------------------------------------
ASSETS
                           --------------------------------------------------------------------------------
Current Assets             Cash and temporary investments.......................        $  39        $  88
                           Accounts receivable - net............................          520          393
                           Inventories..........................................          259          347
                           Current deferred tax asset...........................           30           30
                           Other current assets.................................          169          121
                           --------------------------------------------------------------------------------
                           Total................................................        1,017          979
                           --------------------------------------------------------------------------------
Investments                Investments in and advances to affiliated companies..          700          644
                           Other investments....................................           88           84
                           --------------------------------------------------------------------------------
                           Total................................................          788          728
                           --------------------------------------------------------------------------------
Properties                 Cost.................................................       35,187       34,613
                           Accumulated depreciation.............................       (6,949)      (6,881)
                           --------------------------------------------------------------------------------
                           Net..................................................       28,238       27,732
                           --------------------------------------------------------------------------------
Other                      Other assets.........................................          270          142
                           --------------------------------------------------------------------------------
                           Total Assets.........................................     $ 30,313     $ 29,581
-----------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
                           --------------------------------------------------------------------------------
Current Liabilities        Accounts payable.....................................       $  484       $  558
                           Accrued wages and vacation...........................          391          388
                           Accrued casualty costs...............................          358          345
                           Income and other taxes...............................          296          220
                           Debt due within one year.............................          197          207
                           Interest.............................................           68           82
                           Other current liabilities............................          642          712
                           --------------------------------------------------------------------------------
                           Total................................................        2,436        2,512
                           --------------------------------------------------------------------------------
Other Liabilities and      Intercompany borrowing from UPC......................        5,057        5,082
Shareholders' Equity       Third-party debt due after one year..................        2,364        2,397
                           Deferred income taxes................................        8,046        7,705
                           Accrued casualty costs...............................          733          811
                           Retiree benefits obligations.........................          634          632
                           Other long-term liabilities..........................          433          440
                           Redeemable preference shares.........................           22           23
                           Commitments and contingencies
                           Common shareholders' equity..........................       10,588        9,979
                           --------------------------------------------------------------------------------
                           Total Liabilities and Shareholders' Equity...........     $ 30,313     $ 29,581
-----------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate
 Companies
For the Nine Months Ended September 30,


-------------------------------------------------------------------------------------------------------------
                             Millions of Dollars                                         2001           2000
-------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES         Net Income.............................................   $    757      $   752
                             Non-cash charges to income:
                                 Depreciation.......................................        837          812
                                 Deferred income taxes..............................        339          360
                                 Other - net........................................       (350)        (245)
                             Changes in current assets and liabilities..............       (163)        (146)
                             --------------------------------------------------------------------------------
                             Cash Provided by Operating Activities..................      1,420        1,533
                             --------------------------------------------------------------------------------
INVESTING ACTIVITIES         Capital investments....................................     (1,331)      (1,392)
                             Sale of assets and other investing activities..........         79           64
                             --------------------------------------------------------------------------------
                             Cash Used in Investing Activities......................     (1,252)      (1,328)
                             --------------------------------------------------------------------------------
FINANCING ACTIVITIES         Debt repaid............................................       (166)        (159)
                             Dividends paid to parent...............................       (150)        (150)
                             Advances from affiliated companies - net...............        (25)        (111)
                             Financings.............................................        124          171
                             --------------------------------------------------------------------------------
                             Cash Used in Financing Activities......................       (217)        (249)
                             --------------------------------------------------------------------------------
                             Net Change in Cash and Temporary Investments...........   $    (49)     $   (44)
                             Cash and Temporary Investments at Beginning of
                             Period.................................................         88           83
                             --------------------------------------------------------------------------------
                             Cash and Temporary Investments at End of Period........   $     39      $    39
-------------------------------------------------------------------------------------------------------------
CHANGES IN CURRENT           Accounts receivable....................................   $   (127)     $   (39)
ASSETS AND LIABILITIES       Inventories............................................         88            8
                             Other current assets...................................        (48)          11
                             Accounts, wages and vacation payable...................        (71)          16
                             Debt due within one year...............................        (10)          --
                             Other current liabilities..............................          5         (142)
                             --------------------------------------------------------------------------------
                             Total..................................................   $   (163)     $  (146)
-------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH            Cash paid during the year for:
FLOW INFORMATION             Interest...............................................   $    463      $   475
                             Income taxes - net.....................................         17           58
-------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN COMMON SHAREHOLDERS' EQUITY (Unaudited) Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate
 Companies
For the Nine Months Ended September 30, 2001



                                                                                     Accumulated Other
                                                                                Comprehensive Income (Loss)
                                                                            -------------------------------------------
                                                                            Minimum     Foreign
                                      [a]      [b]                          Pension     Currency
                                   Common  Class A-    Paid-in-  Retained   Liability   Translation  Derivative
 Millions of Dollars               Shares   Shares     Surplus   Earnings   Adjustment  Adjustments  Adjustments  Total    Total
---------------------------------------------------------------------------------------------------------------------------------
 Balance at December 31, 2000...... $ --    $  --     $4,782    $5,197        $ (2)       $ 2          $ --       $ --   $  9,979
---------------------------------------------------------------------------------------------------------------------------------
 Net Income.........................  --       --         --       757          --         --            --         --        757
 Other Comprehensive Income
 (Loss), net of tax:
   Minimum Pension Liability
  Adjustment........................  --       --         --        --          --         --            --         --         --
  Foreign Currency Translation
  Adjustments.......................  --       --         --        --          --          3            --          3          3
  Derivative Adjustments............  --       --         --        --          --         --            (1)        (1)        (1)
                                                                                                                            -----
 Comprehensive Income...............  --       --         --        --          --         --            --         --        759
 Dividends declared.................  --       --         --      (150)         --         --            --         --       (150)
---------------------------------------------------------------------------------------------------------------------------------
 Balance at September 30, 2001.     $ --     $ --     $4,782    $5,804        $ (2)       $ 5           $(1)       $ 2    $10,588
---------------------------------------------------------------------------------------------------------------------------------


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

         UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY AND
                              AFFILIATE COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1. RESPONSIBILITIES FOR FINANCIAL STATEMENTS - Union Pacific Railroad Company (the Registrant), a Class I railroad incorporated in Delaware and a wholly-owned subsidiary of Union Pacific Corporation (the Corporation or
     UPC), together with a number of wholly-owned and majority-owned subsidiaries, certain affiliates and various minority-owned companies (collectively, the Company or Railroad), operates various railroad and railroad-related businesses. The Company's rail operations include for all periods the operations of Union Pacific Railroad Company, a Utah corporation and predecessor to the Registrant (UPRR), and the rail operating subsidiaries of Southern Pacific Rail Corporation (Southern Pacific or SP). The consolidated financial statements of the Company are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results for the year ending December 31, 2001. Certain prior year amounts have been reclassified to conform to the 2001 financial statement presentation.

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

     Merger Liabilities - In 1996, the Company recognized a $958 million pre-tax liability in the SP purchase price allocation for costs associated with SP's portion of these activities. Merger liability activity reflected cash payments for merger consolidation activities and reclassification of contractual obligations from merger liabilities to contractual liabilities. In addition, where merger implementation has varied from the original merger plan, the Company has adjusted the merger liability and the fair value allocation of SP's purchase price to fixed assets to eliminate the variance. Where the merger implementation has caused the Company to incur more costs than were envisioned in the original merger plan, such costs are charged to expense in the period incurred. For the three months and nine months ended September 30, 2001, the Company charged $3 million and $14 million against the merger liability, respectively. The remaining merger payments will be made during 2001 as labor negotiations are implemented, and related merger consolidation activities are finalized.

     The components of the merger liability as of September 30, 2001 were as follows:

      -----------------------------------------------------------------------------------------------------
                                                                  Original   Cumulative   Sept. 30, 2001
      Millions of Dollars                                        Liability     Activity        Liability
      -----------------------------------------------------------------------------------------------------
      Labor protection related to legislated and contractual
           obligations......................................          $361         $361              $ -
      Severance and related costs...........................           343          284               59
      Contract  cancellation  fees  and  facility  and  line
           closure costs....................................           145          141                4
      Relocation costs......................................           109           97               12
      -----------------------------------------------------------------------------------------------------
      Total...................................................        $958         $883              $75
      -----------------------------------------------------------------------------------------------------


3.   FINANCIAL INSTRUMENTS

     ADOPTION OF STANDARD - Effective January 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133) and Financial Accounting Standards Board Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (FAS 138). FAS 133 and FAS 138 require that the changes in fair value of all derivative financial instruments the Company uses for fuel or interest rate hedging purposes be recorded in the Company's consolidated statements of financial position. In addition, to the extent fuel hedges are ineffective due to pricing differentials resulting from the geographic dispersion of the Company's operations, income statement recognition of the ineffective portion of the hedge position may be required. Also, derivative instruments that do not qualify for hedge accounting treatment per FAS 133 and FAS 138 may require income statement recognition. The adoption of FAS 133 and FAS 138 resulted in the recognition of a $2 million asset on January 1, 2001. Activity through September 30, 2001 is disclosed within the following narrative and tables.

     STRATEGY AND RISK - The Company uses derivative financial instruments in limited instances for other than trading purposes to manage risk related to changes in fuel prices. The Company uses swaps, futures and/or forward contracts to mitigate the downside risk of adverse price movements and hedge the exposure to variable cash flows. The use of these instruments also limits future gains from favorable movements. The purpose of this program is to protect the Company's operating margins and overall profitability from adverse fuel price changes.

         The Company at times may use swaptions to secure near-term swap prices. Swaptions are swaps that are extendable past their base period at the option of the counterparty. Swaptions do not qualify for hedge accounting treatment.

     MARKET AND CREDIT RISK - The Company addresses market risk related to derivative financial instruments by selecting instruments whose value fluctuations highly correlate with the underlying item being hedged. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring high credit standards for counterparties and periodic settlements. The Company has not been required to provide collateral; however, UPC has received collateral relating to its hedging activity where the concentration of credit risk was substantial.

     DETERMINATION OF FAIR VALUE - The fair market values of the Company's derivative financial instrument positions at September 30, 2001 and December 31, 2000, detailed below, were determined based upon current fair market values as quoted by recognized dealers or developed based upon the present value of expected future cash flows discounted at the applicable U.S. Treasury rate and swap spread.

     FUEL STRATEGY - Fuel costs are a significant portion of the Company's total operating expenses. As a result of the significance of fuel costs and the historical volatility of fuel prices, the Company periodically uses swaps, futures and/or forward contracts to mitigate the impact of adverse fuel price changes. In addition, the Company at times may use swaptions to secure near-term swap prices. Swaptions are swaps that are extendable past their base period at the option of the counterparty.

         The following is a summary of the Company's derivative financial instruments at September 30, 2001 and December 31, 2000:

     -------------------------------------------------------------------------------------------------------
     Millions                                                                    Sept. 30,         Dec. 31,
     Except Percentages and Average Commodity Prices                                  2001             2000
     -------------------------------------------------------------------------------------------------------
     Fuel Hedging/Swaptions:
          Number of gallons hedged for the remainder of 2001 [a].......                161              101
          Percentage of forecasted 2001 fuel consumption hedged........                48%               8%
          Average price of 2001 hedges outstanding (per gallon) [b]....              $0.65            $0.68
          Number of gallons hedged for 2002 [c]........................                139               --
          Percentage of forecasted 2002 fuel consumption hedged........                10%               --
          Average price of 2002 hedges outstanding (per gallon) [b]....              $0.61            $  --
     -------------------------------------------------------------------------------------------------------

[a] Fuel hedges expire December 31, 2001. Fuel hedges include the swap portion of a swaption with a base term expiring December 31, 2001, and they exclude the option portion of the swaption to extend the swap through December 31, 2002.
[b]  Excluding taxes, transportation costs and regional pricing spreads.
[c] Fuel hedges expire December 31, 2002. Fuel hedges include the swap portions of the swaptions with base terms expiring December 31, 2002, and they exclude the option portions of the swaptions to extend the swaps through December 31, 2003.

         The asset and liability positions of the Company's outstanding derivative financial instruments at September 30, 2001 and December 31, 2000 were as follows:

     -------------------------------------------------------------------------------------------------------
                                                                                 Sept. 30,         Dec. 31,
     Millions of Dollars                                                              2001             2000
     -------------------------------------------------------------------------------------------------------
     Fuel Hedging:
          Gross fair market asset position..............................               $ 3               $2
          Gross fair market (liability) position........................               (4)                -
     Fuel Swaptions:
          Gross fair market asset position..............................                 -                -
          Gross fair market (liability) position........................               (8)                -
     -------------------------------------------------------------------------------------------------------
     Total net asset (liability) position...............................              $(9)               $2
     -------------------------------------------------------------------------------------------------------


         Fuel hedging positions will be reclassified from accumulated other comprehensive income to fuel expense over the life of the hedge as fuel is consumed. Fuel swaption positions will be reflected in the consolidated statements of income as fuel expense over the life of the swap and as other income as the fair value of the outstanding option fluctuates.

         The Company's use of derivative financial instruments had the following impact on pre-tax income for the three months and nine months ended September 30, 2001 and September 30, 2000:

     ------------------------------------------------------------------------------------------------------
                                                                  Three Months           Nine Months
                                                                 Ended Sept. 30,        Ended Sept. 30,
                                                                ----------------        ------------------
     Millions of Dollars                                         2001       2000         2001      2000
     ------------------------------------------------------------------------------------------------------
     Decrease in fuel expense from fuel hedging..............     $ 3        $15          $ 7      $ 35
     Decrease in fuel expense from fuel swaptions............       2         --            2        --
     ------------------------------------------------------------------------------------------------------
     Decrease in operating expense...........................       5         15            9        35
     Decrease in other income - net from fuel swaptions......     (10)        --          (10)       --
     ------------------------------------------------------------------------------------------------------
     Increase (Decrease) in pre-tax income...................     $(5)       $15          $(1)     $ 35
     ------------------------------------------------------------------------------------------------------


              At September 30, 2001, there was no ineffectiveness recorded within fuel expense for hedging.

     SALE OF RECEIVABLES - The Railroad has sold, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to third parties through a bankruptcy-remote subsidiary. The amount of receivables sold fluctuates based upon the availability of the designated pool of receivables and is directly affected by changing business volumes and credit risks. At September 30, 2001 and December 31, 2000, accounts receivable are presented net of approximately $600 million receivables sold.

4. DEBT - During July 2001, UPRR entered into capital leases covering new locomotives. The related capital lease obligations totaled approximately $124 million and are included in the statements of consolidated financial position as debt.

5. CAPITAL STOCK - The number of shares shown in the Common Stock section of the Consolidated Statement of Changes in Common Shareholders' Equity on page 5 excludes 2,665 shares of Common Stock and 232 shares of Class A Stock owned by Southern Pacific, an affiliate of the Registrant, whose results are included in the Company's consolidated financial statements.

6. OTHER INCOME - Other income included the following for the three months and nine months ended September 30, 2001 and 2000:


     ------------------------------------------------------------------------------------------------------
                                                                  Three Months           Nine Months
                                                                 Ended Sept. 30,        Ended Sept. 30,
                                                                ----------------        ------------------
     Millions of Dollars                                         2001       2000         2001      2000
     ------------------------------------------------------------------------------------------------------

     Net gain on non-operating asset dispositions....            $ 31        $15         $112      $ 37
     Rental income...................................              11         14           47        43
     Interest income.................................               1          1            4         4
     Other - net.....................................             (13)       (14)         (30)      (26)
     ------------------------------------------------------------------------------------------------------
     Total...........................................            $ 30        $16         $133      $ 58
     ------------------------------------------------------------------------------------------------------


7. RATIO OF EARNINGS TO FIXED CHARGES - The ratio of earnings to fixed charges has been computed on a consolidated basis. Earnings represent net income less equity in undistributed earnings of unconsolidated affiliates, plus income taxes and fixed charges. Fixed charges represent interest, amortization of debt discount and the estimated interest portion of rental charges.

8. COMMITMENTS AND CONTINGENCIES - There are various claims and lawsuits pending against the Company and certain of its subsidiaries. The Company is also subject to federal, state and local environmental laws and regulations, pursuant to which it is currently participating in the investigation and remediation of numerous sites. For environmental sites where remediation costs can be reasonably determined, and where such remediation is probable, the Company has recorded a liability. At September 30, 2001, the Company had accrued $176 million for estimated future environmental costs.

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

9. ACCOUNTING PRONOUNCEMENTS - In September 2000, the Financial Accounting Standards Board issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS
     140), replacing Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 125). FAS 140 revises criteria for accounting for securitizations, other financial asset transfers and collateral, and introduces new disclosures. FAS 140 was effective for fiscal 2000 with respect to the new disclosure requirements and amendments of the collateral provisions originally presented in FAS
     125. All other provisions are effective for transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001. The provisions are to be applied prospectively with certain exceptions. The adoption of FAS 140 did not have a significant impact on the Company's consolidated financial statements.

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

         Also in July 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 142 revises the method of accounting for goodwill and other intangible assets. FAS 142 eliminates the amortization of goodwill, but requires goodwill to be tested for impairment at least annually at a reporting unit level. FAS 142 is effective for the Company's fiscal year beginning January 1, 2002. Management believes the financial impact that FAS 142 will have on the Company's consolidated financial statements will not be significant.

         In August 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 requires the Company to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and is effective for the Company's fiscal year beginning January 1, 2003. Management is in the process of evaluating the impact this standard will have on the Company's consolidated financial statements.

         In addition, in October 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). FAS 144 replaces Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Asset to Be Disposed Of" (FAS 121). FAS 144 develops one accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale. The accounting model applies to all long-lived assets, including discontinued operations, and it replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and

     Transactions," for disposal of segments of a business. FAS 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. FAS 144 also broadens the definition of discontinued operations. FAS 144 is effective for the Company's fiscal year beginning January 1, 2002. Management is currently in the process of evaluating the impact this standard will have on the Company's consolidated financial statements.

10. WORK FORCE REDUCTION PLAN - Prompted by signs of an economic slowdown, the Corporation's Board of Directors approved a work force reduction plan (the
     Plan) in the fourth quarter of 2000. The Plan calls for the elimination of approximately 2,000 Railroad positions during 2001. The positions will be eliminated through a combination of attrition, subsidized early retirement and involuntary layoffs and will affect agreement and non-agreement employees across the entire 23-state Railroad system. As of September 30, 2001, 1,544 positions had been identified for elimination in accordance with the Plan. Of those eliminations, 986 will be made through subsidized early retirements and involuntary layoffs with the remaining coming through attrition.

         The Company accrued $115 million pre-tax or $72 million after-tax in the fourth quarter of 2000 for costs related to the Plan. The expense was charged to salaries, wages and employee benefits in the Company's 2000 consolidated statement of income. Plan liability activity in 2001 includes $42 million paid in cash or reclassified to contractual liabilities for severance benefits to 494 employees. The remaining $60 million of plan liability activity reflects subsidized early retirement benefits covering 480 employees.

           Plan liability activity for 2001 is as follows:

     ------------------------------------------------------------------------------------------------------
                                                       Original          Cumulative         Sept. 30, 2001
     Millions of Dollars                              Liability            Activity              Liability
     ------------------------------------------------------------------------------------------------------
     Severance and related costs.........                  $115                $102                    $13
     ------------------------------------------------------------------------------------------------------

         It is expected that the Plan will be completed during the remainder of 2001.

ITEM 2.    MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

           UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY
                             AND AFFILIATE COMPANIES
                              RESULTS OF OPERATIONS
           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

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

NET INCOME - Rail operations reported net income of $286 million and $757 million for the three and nine month periods ended September 30, 2001, respectively, compared to net income of $274 million for the third quarter of 2000 and $752 million for the nine month period in 2000. Lower fuel prices and materials and supplies expenses offset a 1% decline in revenue in the third quarter. For the nine month period, a 1% increase in commodity revenue, lower materials and supplies expenses and other costs and higher real estate sales income were partially offset by higher fuel prices, rent expenses, and depreciation.

OPERATING REVENUES - Rail operating revenues decreased $30 million (1%) to $2.7 billion in the third quarter and increased $21 million (flat) to $8.1 billion for the nine month period ended September 30, 2001 over the comparable periods in 2000. Revenue carloads declined 1% in the third quarter and were flat for the first nine months of 2001 as weakness in the economically sensitive commodities of Automotive, Chemicals, and Intermodal offset strong Energy demand.

     The following tables summarize rail commodity revenue, revenue carloads and average revenue per car for the periods indicated:

---------------------------------------------------------------------------------------------------------------
   Three Months Ended Sept. 30,       %                                       Nine Months Ended Sept. 30,  %
   -----------------------------             Commodity Revenue                --------------------------
            2001            2000  Change     In Millions                       2001            2000      Change
----------------------------------------------------------------------------------------------------------------
          $  357          $  363     (2)     Agricultural                    $1,071          $1,047         2
             253             280    (10)     Automotive                         830             877        (5)
             393             412     (5)     Chemicals                        1,170           1,248        (6)
             611             586      4      Energy                           1,781           1,605        11
             514             502      3      Industrial Products              1,509           1,519        (1)
             499             506     (1)     Intermodal                       1,412           1,418        --
---------------------------------------------------------------------------------------------------------------
          $2,627          $2,649     (1)     Total                           $7,773          $7,714         1
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
   Three Months Ended Sept. 30,       %                                       Nine Months Ended Sept. 30,  %
   -----------------------------             Revenue Carloads                 --------------------------
            2001            2000  Change     In Thousands                     2001            2000      Change
----------------------------------------------------------------------------------------------------------------
             214             217        (1)  Agricultural                      645            651        (1)
             177             196       (10)  Automotive                        561            609        (8)
             225             237        (5)  Chemicals                         666            713        (7)
             549             513         7   Energy                          1,602          1,432        12
             368             363         1   Industrial Products             1,078          1,094        (1)
             741             767        (3)  Intermodal                      2,112          2,181        (3)
---------------------------------------------------------------------------------------------------------------
           2,274           2,293        (1)  Total                           6,664          6,680        --
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
   Three Months Ended Sept. 30,       %                                       Nine Months Ended Sept. 30,  %
   -----------------------------             Average Revenue                  --------------------------
            2001            2000  Change     Per Car                          2001            2000      Change
----------------------------------------------------------------------------------------------------------------
          $1,667          $1,673      --     Agricultural                   $1,662         $1,607          3
           1,429           1,425      --     Automotive                      1,478          1,439          3
           1,745           1,738      --     Chemicals                       1,757          1,752         --
           1,113           1,141      (2)    Energy                          1,112          1,120         (1)
           1,399           1,383       1     Industrial Products             1,400          1,389          1
             674             661       2     Intermodal                        668            650          3
----------------------------------------------------------------------------------------------------------------
          $1,155          $1,155      --     Total                          $1,166         $1,155          1
----------------------------------------------------------------------------------------------------------------


Agricultural - Agricultural revenue decreased for the three month period and increased for the nine month period of 2001 over the comparable periods in 2000. Wheat carloads declined in the third quarter and for the year as a result of soft domestic and overseas export demand and were the primary driver of the revenue decline in the third quarter. A weak export market throughout the year for corn shipments has been mostly offset by strong shipments to domestic feeder markets. Partially offsetting the overall decline was strong export demand for meals and oils shipments. Beverages, frozen and refrigerated products, and fruits and vegetables grew from strong domestic demand and new railroad services introduced last year. For the nine month period of 2001, average revenue per car increased primarily due to longer haul domestic corn shipments and fewer low average revenue per car wheat and sweeteners shipments.

Automotive - Automotive revenue declined for both the three and nine month periods of 2001 over the comparable periods in 2000 as carload volumes fell 10% in the third quarter and 8% for the nine months ended September 30, 2001. These declines were the result of soft consumer demand for vehicles compared to high vehicle production levels in 2000. The weak market led suppliers to shutdown plants and adjust inventories which also reduced auto materials shipments. Partially offsetting the weak demand was an increase in market share. Average revenue per car increased for the nine months due to fewer materials shipments with low average revenues per car. In addition, the use of boxcars rather than containers also contributed to the increase.

Chemicals - Chemicals revenue and carloads decreased for both the three and nine month periods of 2001 over the comparable periods in 2000 as a slowing economy and lower industrial production reduced demand for plastics and liquid and dry chemicals. Production and demand for plastics and fertilizer have decreased due to high raw material costs resulting from high natural gas costs.

Energy - The Railroad recorded its third consecutive quarterly record for revenue, carloads, and average coal trains per day out of the Southern Powder River Basin. The growth for both the three and nine month periods was the result of high utility demand and market share gains. Extreme weather and high prices for natural gas and Eastern-sourced coal reduced utility stockpiles compared to a year ago. Severe weather in the first half of the year and delays due to mine production issues partially offset these increases.

Industrial Products - Industrial Products revenue increased in the third quarter but decreased for the nine month period of 2001 over the comparable periods in 2000. Strong construction activity drove up demand for lumber, stone, and cement in the third quarter and for the nine months ended September 30, 2001. The slowdown elsewhere in the economy reduced demand in the third quarter and nine months for steel and metallic minerals, advertising newsprint, and ferrous scrap. Average revenue per car for the three and nine month periods increased slightly as price increases and increased volumes of high average revenue per car lumber shipments more than offset growth in low average revenue per car stone carloads.

Intermodal - Intermodal revenue declined for both the three and nine month periods of 2001 over the comparable periods in 2000, as carloadings fell 3% for both periods. Volumes declined primarily in domestic segments as the slowing economy reduced demand. International segments continued to grow for both the three month and nine month periods of 2001. Average revenue per car grew primarily as the result of price increases.

OPERATING EXPENSES - Operating expenses decreased $42 million (2%) in the third quarter and increased $73 million (1%) for the three and nine month periods ended September 30, 2001, respectively. Operating expense comparisons by category for the three and nine month periods ending September 30, 2001 and 2000 are discussed below. The factors primarily responsible for the increase or decrease in each category are substantially the same for both the three and nine month periods, except as noted.

Salaries, Wages and Employee Benefits - Labor costs decreased $9 million (1%) in the third quarter and increased $18 million (1%) for the nine month period ended September 30, 2001. In the third quarter, the lower expenses were due to a 5% reduction in employee levels and higher train crew productivity compared to 2000, partially offset by wage and benefit inflation. Labor costs increased for the nine month period primarily from higher wage and benefit inflation, which was partially offset by a 4% reduction in employees and higher train crew productivity.

Equipment and Other Rents - Expenses decreased $6 million (2%) for the three month period and increased $32 million (4%) for the nine month period ended September 30, 2001. Lower costs in the third quarter were due primarily to lower volume costs and car leases, which were partially offset by increased locomotive leases and cycle times. Expenses were higher in the nine month period due to increased cycle times and higher locomotive leases partially offset by lower volume costs. Lower automotive carloads created increased cycle time as excess cars were temporarily stored at assembly plants and unloading facilities. Locomotive leases increased due to the acquisition of new, more reliable and fuel-efficient units to replace older models in the fleet.

Depreciation - Depreciation increased $7 million (3%) and $25 million (3%) for the three and nine month periods, respectively, over comparable periods in 2000, as a result of the Railroad's capital program in 2000 and the first nine months of 2001. Capital spending was $1.3 billion in the nine months ended September 30, 2001, compared to $1.4 billion in the nine months ended September 30, 2000.

Fuel and utilities - Expenses were down $24 million (7%) and up $43 million (5%) for the three and nine month periods, respectively. Lower fuel prices in the third quarter reduced expense by $20 million in the third quarter.

Higher year to date average fuel prices added $41 million of expense in the first nine months of 2001 over comparable periods in 2000. Additional costs due to higher gross ton miles were offset by a lower diesel fuel consumption rate. In 2001, the Railroad's fuel consumption was 32% hedged at an average of 69 cents per gallon in the first quarter, 8% hedged at 68 cents per gallon in the second quarter, and 26% hedged at 67 cents per gallon in the third quarter (excluding taxes, transportation charges, and regional pricing spreads). The hedges decreased fuel costs by $4 million in the first half of the year and $3 million in the third quarter. In 2000, the Railroad hedged approximately 10% of its fuel consumption for the three and nine month periods, which decreased fuel costs by $15 million and $35 million, respectively. As of September 30, 2001, expected fuel consumption for the remaining three months of 2001 is 48% hedged at 65 cents per gallon excluding taxes, transportation costs and regional pricing spreads (see note 3 to the consolidated financial statements). During October 2001, additional swaps were entered into which increased the hedge percentage to 58% and decreased the cents per gallon, excluding taxes, transportation costs and regional pricing spreads to 64 for the remaining three months of 2001.

Materials and Supplies - Expenses decreased $16 million (12%) and $48 million (11%) for the three and nine month periods, respectively, reflecting decreases in locomotive overhauls as well as freight car repairs and purchasing costs. The decrease in locomotive overhauls is due to the acquisition of newer, more reliable units and the retirement of older models in the fleet.

Casualty Costs - Expenses increased $4 million (5%) and $7 million (3%) for the three and nine month periods, respectively, primarily due to higher settlement costs.

Other Costs - Expenses increased $2 million (1%) for the third quarter of 2001 and decreased $4 million (1%) for the first nine months compared to the same periods in 2000. Higher contract expenses, state and local taxes, and joint facilities expenses were partially offset by cost control measures during the third quarter of 2001. Lower costs in the first nine months were primarily due to cost control and productivity gains, which were partially offset by higher state and local taxes and joint facilities expenses.

OPERATING INCOME - Operating income increased $12 million (2%) to $575 million in the third quarter and decreased $52 million (3%) to $1.5 billion for the nine months ended September 30, 2001. The operating ratio for the third quarter of 2001 was 78.9%, 0.7 percentage points better than 2000's 79.6% operating ratio. The operating ratio for the nine months ended September 30, 2001 was 81.2%, 0.6 percentage points worse than 2000's 80.6%.

NON-OPERATING ITEMS - Non-operating expense decreased $12 million and $78 million for the three and nine months ended September 30, 2001, respectively. The gains were primarily the result of higher income from real estate sales and lower interest expense. Income taxes increased $12 million for the third quarter and $21 million for the first nine months of 2001 reflecting higher pre-tax income and a higher effective tax rate in 2001.

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

     Also in July 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 142 revises the method of accounting for goodwill and other intangible assets. FAS 142 eliminates the amortization of goodwill, but requires goodwill to be tested for impairment at least annually at a reporting unit level. FAS 142 is effective for the Company's fiscal year beginning January 1, 2002. Management believes the financial impact that FAS 142 will have on the Company's consolidated financial statements will not be significant.

     In August 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 requires the Company to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and is effective for the Company's fiscal year beginning January 1, 2003. Management is in the process of evaluating the impact this standard will have on the Company's consolidated financial statements.

     In addition, in October 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). FAS 144 replaces Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Asset to Be Disposed Of" (FAS 121). FAS 144 develops one accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale. The accounting model applies to all long-lived assets, including discontinued operations, and it replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for disposal of segments of a business. FAS 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. FAS 144 also broadens the definition of discontinued operations. FAS 144 is effective for the Company's fiscal year beginning January 1, 2002. Management is currently in the process of evaluating the impact this standard will have on the Company's consolidated financial statements.

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

     Important factors that could cause such differences include, but are not limited to, whether the Company is fully successful in implementing their financial and operational initiatives; industry competition, conditions, performance and consolidation; legislative and/or regulatory developments, including possible enactment of initiatives to re-regulate the rail business; natural events such as severe weather, floods and earthquakes; the effects of adverse general economic conditions, both within the United States and globally; any adverse economic or operational repercussions from recent terrorist activities, any government response thereto and any future terrorist activities; changes in fuel prices; changes in labor costs; labor stoppages; and the outcome of claims and litigation.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS - ENVIRONMENTAL MATTERS

The State of Illinois filed a complaint against the Railroad with the Illinois Pollution Board on May 14, 2001 seeking penalties for an alleged violation of state air pollution laws arising out of a release of styrene from a tank car near Cora, Illinois, which occurred on August 29, 1997. The car contained styrene monomer, a hazardous substance, stabilized by an inhibitor by the origin shipper. The car was delayed in transit for a number of different reasons including rerouting and reconsignment by the shipper. The Railroad was not notified that such delays could jeopardize the shipment. Eventually the effect of the inhibitor wore off and the styrene went into a reactive state resulting in pressure and venting near Cora, Illinois. A small populated area was evacuated for a few hours. The situation was controlled and remediated promptly. Styrene has since been put on the Railroad's list of time sensitive shipments for special monitoring. The State of Illinois seeks to assess a penalty in excess of $100,000. The Railroad believes the penalty should be significantly less than $100,000 and is vigorously defending the case. A hearing of the complaint is scheduled for March 22, 2002.

OTHER MATTERS

As previously reported in the Corporation's Annual Report on Form 10-K for 2000, Western Resources (Western) filed a complaint on January 24, 2000 in the U.S. District Court for the District of Kansas alleging that UPRR and The Burlington Northern Santa Fe Railway Company (BNSF) materially breached their service obligations under the transportation contract to deliver coal in a timely manner to Western's Jeffrey Energy Center. The original complaint sought recovery of consequential damages and termination of the contract, excusing Western from further performance. In an amended complaint filed September 1, 2000, Western claimed the right to retroactive termination and added a claim for restitution. On October 23, 2001, Western moved for leave to file a second amendment to its complaint to add counts for innocent misrepresentation and negligent misrepresentation and to request rescission of the contract. The railroads are vigorously defending this lawsuit and oppose amendment of the complaint. As of the date of this report, the railroads have not filed their opposition to the second amendment. The suit currently is scheduled for trial in May of 2002. If, however, Western is permitted to file the second amended complaint, the trial date likely will be postponed. UPRR and BNSF have filed two motions seeking dismissal of the termination and restitution claims, both of which are still pending.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)  EXHIBITS

              12(a) - Computation of ratio of earnings to fixed charges
                      for the Three Months Ended September 30, 2001.

              12(b) - Computation of ratio of earnings to fixed charges for the Nine Months Ended September 30, 2001.

         (B)  REPORTS ON FORM 8-K

              On July 19, 2001, the Registrant filed a Current Report on Form 8-K announcing UPC's financial results for the second quarter of 2001.

              On October 18, 2001, the Registrant filed a Current Report on Form 8-K announcing UPC's financial results for the third quarter of 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  November 14, 2001



                      UNION PACIFIC RAILROAD COMPANY
                     (Registrant)

                      By    /s/ Richard J. Putz
                           -----------------------------------------------
                           Richard J. Putz
                           Chief Accounting Officer and Controller
                           (Chief Accounting Officer and Duly Authorized
                           Officer)

           UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY
                             AND AFFILIATE COMPANIES

                                  EXHIBIT INDEX



    Exhibit No.  Description of Exhibits Filed with this Statement

     12(a) Computation of ratio of earnings to fixed charges for the Three Months Ended September 30, 2001.

     12(b) Computation of ratio of earnings to fixed charges for the Nine Months Ended September 30, 2001.