Form 10-K
period 2001-12-31
UNION PACIFIC RAILROAD CO/DE
filed 2002-03-04
CIK 92259

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)
   [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001
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


================================================================================

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

As of February 28, 2002, the Registrant had outstanding 7,130 shares of Common Stock, $10 par value, and 620 shares of Class A Stock, $10 par value.

DOCUMENTS INCORPORATED BY REFERENCE:                 None

                                TABLE OF CONTENTS
                         UNION PACIFIC RAILROAD COMPANY


                                                  PART I

Item 1.      Business................................................................................   4

Item 2.      Properties..............................................................................   6

Item 3.      Legal Proceedings.......................................................................   7

Item 4.      Submission of Matters to a Vote of Security Holders.....................................   8

                                                  PART II

Item 5.      Market for the Registrant's Common Equity and Related Shareholder Matters...............   9

Item 6.      Selected Financial Data.................................................................   9

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of
                  Operations.........................................................................   9

             Management's Narrative Analysis of the Results of Operations............................   9

             Cautionary Information..................................................................  17

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk..............................  18

Item 8.      Financial Statements and Supplementary Data.............................................  19

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure.........................................................................  39

                                                 PART III

Item 10.     Directors and Executive Officers of the Registrant......................................  40

Item 11.     Executive Compensation..................................................................  40

Item 12.     Security Ownership of Certain Beneficial Owners and Management..........................  40

Item 13.     Certain Relationships and Related Transactions..........................................  40

                                                  PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................  41

             Signatures..............................................................................  42

                                     PART I

ITEM 1. BUSINESS

COMPANY - Union Pacific Railroad Company (the Registrant), a Class I Railroad incorporated in Delaware and an indirect wholly owned subsidiary of Union Pacific Corporation (the Corporation or UPC), together with a number of wholly owned and majority-owned subsidiaries, certain affiliates and various minority-owned companies (collectively, the Company, UPRR or the Railroad), operates various railroad and railroad-related businesses. The Railroad has over 33,000 route miles linking Pacific Coast and Gulf Coast ports to the Midwest and eastern United States gateways and providing several north/south corridors to key Mexican gateways. The Railroad serves the western two-thirds of the country and maintains coordinated schedules with other carriers for the handling of freight to and from the Atlantic Coast, the Pacific Coast, the Southeast, the Southwest, Canada and Mexico. Export and import traffic is moved through Gulf Coast and Pacific Coast ports and across the Mexican and Canadian borders. Railroad freight is comprised of six commodity lines: agricultural, automotive, chemicals, energy, industrial products and intermodal. The Railroad continues to focus on utilization of its capital asset base to meet current operating needs and to introduce innovative rail services across every commodity line.

ACQUISITIONS

SOUTHERN PACIFIC - During 2001, UPC completed its integration of Southern Pacific's rail operations (see notes 1 and 2 to the Consolidated Financial Statements, Item 8). UPC consummated the acquisition of Southern Pacific in September 1996 for $4.1 billion. Sixty percent of the outstanding Southern Pacific common shares was converted into UPC common stock and the remaining 40% of the outstanding shares was acquired for cash. UPC initially funded the cash portion of the acquisition with credit facility borrowings, all of which have been subsequently refinanced with other borrowings. The acquisition of Southern Pacific has been accounted for using the purchase method of accounting and was fully consolidated into UPC results beginning October 1996.

MEXICAN RAILWAY CONCESSION - During 1997, the Railroad and a consortium of partners were granted a 50-year concession to operate the Pacific-North and Chihuahua Pacific lines in Mexico and a 25% stake in the Mexico City Terminal Company at a price of $525 million. The consortium assumed operational control of both lines in 1998. In March 1999, the Railroad purchased an additional 13% ownership interest for $87 million from one of its partners. The Railroad currently holds a 26% ownership share in the consortium. This investment is accounted for using the equity method of accounting.

COMPETITION - The Railroad is subject to price and service competition from other railroads, motor carriers and barge operators. The Railroad's main competitor is Burlington Northern Santa Fe Corporation. Its rail subsidiary, The Burlington Northern and Santa Fe Railway Company (BNSF), operates parallel routes in many of the Railroad's main traffic corridors. In addition, the Railroad's operations are conducted in corridors served by other competing railroads and by motor carriers. Motor carrier competition is particularly strong for intermodal traffic. Because of the proximity of the Railroad's routes to major inland and Gulf Coast waterways, barge competition can be particularly pronounced, especially for grain and bulk commodities.

EMPLOYEES - Approximately 87% of the Railroad's nearly 48,000 employees are represented by 14 major rail unions. National negotiations under the Railway Labor Act to revise the national labor agreements for all crafts began in late 1999. In May 2001, the Brotherhood of Maintenance of Way Employees (BMWE) ratified a five-year agreement, which included provisions for an annual wage increase (based on the consumer price index) and progressive health and welfare cost sharing. The health and welfare cost sharing was a milestone as the BMWE is the first union to make significant cost contributions to their health and welfare plan. Contract discussions with the remaining unions are either in negotiation or mediation. Also during 2001, much of the operating craft unions' focus was on a proposed merger between the United Transportation Union and the Brotherhood of Locomotive Engineers (BLE). In a December 2001 re-vote, the BLE resoundingly rejected the merger. Both operating craft unions have indicated a desire to complete national negotiations. The Company anticipates significant progress in 2002.

GOVERNMENTAL REGULATION - The Company's operations are currently subject to a variety of federal, state and local regulations (see also the discussion of certain regulatory proceedings in Legal Proceedings, Item 3).

    The Railroad is subject to the regulatory jurisdiction of the Surface Transportation Board (STB) of the United States Department of Transportation
(DOT) and other federal and state agencies. The operations of the Railroad are also subject to the regulations of the Federal Railroad Administration of the DOT. The STB has jurisdiction over rates charged on certain regulated rail traffic; freight car compensation; transfer, extension or abandonment of rail lines; and acquisition of control of rail common carriers. In March 2000, the STB imposed a 15-month moratorium on railroad merger applications between Class I railroads. The moratorium directed large railroads to avoid merger activities for 15 months until the STB adopted new rules governing merger proceedings. The rulemaking proceeding was completed June 11, 2001. On that date, the moratorium ended, and the STB issued new rules to be applied in merger proceedings involving Class I carriers which impose greater protective conditions on future transactions to enhance competition.

    The DOT and the Occupational Safety and Health Administration, along with other federal agencies have jurisdiction over certain aspects of safety, movement of hazardous materials, movement and disposal of hazardous waste and equipment standards. Various state and local agencies have jurisdiction over disposal of hazardous waste and seek to regulate movement of hazardous materials in areas not otherwise preempted by federal law.

ENVIRONMENTAL REGULATION - The Railroad is subject to various environmental statutes and regulations, including the Resource Conservation and Recovery Act
(RCRA), the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and the Clean Air Act (CAA).

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

     The Environmental Protection Agency (EPA) regulations under RCRA have established a comprehensive system for the management of hazardous waste. These regulations identify a wide range of industrial by-products and residues as hazardous waste, and specify requirements for management of such waste from the time of generation through the time of disposal and beyond. States that have adopted hazardous waste management programs with standards at least as stringent as those promulgated by the EPA may be authorized by the EPA to administer all or part of RCRA on behalf of the EPA.

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

     CERCLA imposes strict liability on the owners and operators of facilities in which hazardous waste and other hazardous substances are deposited or from which they are released or are likely to be released into the environment. It also imposes strict liability on the generators of such waste and the transporters of the waste who select the disposal or treatment sites. Liability may include cleanup costs incurred by third persons and damage to publicly owned natural resources. The Company is subject to potential liability under CERCLA as an owner or operator of facilities at which hazardous substances have been disposed of or as a generator or a transporter of hazardous substances disposed of at other locations. Some states have enacted, and other states are considering enacting, legislation similar to CERCLA. Certain provisions of these acts are more stringent than CERCLA. States that have passed such legislation are currently active in designating more facilities as requiring cleanup and further assessment.

     The operations of the Company are subject to the requirements of the CAA. The 1990 amendments to the CAA include a provision under Title V requiring that certain facilities obtain operating permits. EPA regulations require all states to develop federally-approvable permit programs. Affected facilities must submit air operating permit applications to the respective states within one year of the EPA's approval of the state programs. Certain of the Company's facilities may be required to obtain such permits. In addition, in December 1997, the EPA issued final regulations which require that certain purchased and remanufactured locomotives meet stringent emissions criteria. While the cost of meeting these requirements may be significant, expenditures are not expected to materially affect the Company's financial condition or results of operations.

     The operations of the Company are also subject to other laws protecting the environment, including permit requirements for wastewater discharges pursuant to the National Pollutant Discharge Elimination System and storm-water runoff regulations under the Federal Water Pollution Control Act.

     Information concerning environmental claims and contingencies and estimated remediation costs is set forth in Management's Narrative Analysis of the Results of Operations - Other Matters - Environmental Costs, Item 7, and in note 11 to the Consolidated Financial Statements, Item 8.

ITEM 2. PROPERTIES

The Company's primary real estate, equipment and other property (properties) are owned or leased to support its operations. The Company believes that its properties are in good condition and adequate for current operations. The Railroad operates facilities and equipment designated for both the maintenance and repair of the property, including locomotives, rail cars, and other equipment, and for monitoring such maintenance and repair work. The facilities include rail yards, intermodal ramps and maintenance shops throughout the rail system. Additionally, the Company had approximately $1.7 billion in capital expenditures during 2001 for, among other things, building and maintaining track, structures and infrastructure and upgrading and augmenting equipment.

    Certain of the Company's properties are subject to federal, state and local provisions involving the protection of the environment. See discussion of environmental issues in Management's Narrative Analysis of the Results of Operations - Other Matters - Environmental Costs, Item 7, and in note 11 to the Consolidated Financial Statements, Item 8. See also notes 1, 6 and 7 to the Consolidated Financial Statements, Item 8, for additional information regarding the Company's properties.

TRACK - The Company's rail operations utilize over 33,000 main line and branch line route miles in 23 states in the western two-thirds of the United States. The Company owns 27,500 route miles with the remainder of route miles operated under trackage rights or leases. As of and for the years ending December 31, 2001, 2000 and 1999, route miles operated and track miles installed and replaced are as follows:

Miles                                                     2001      2000       1999
-----                                                   -------    -------    -------
Main line ..........................................     27,553     26,914     26,963
Branch line ........................................      6,033      6,121      6,378
Yards, sidings and other main lines ................     21,669     21,564     21,660
                                                        -------    -------    -------
Total ..............................................     55,255     54,599     55,001
                                                        -------    -------    -------
Track miles of rail installed and replaced:
     New ...........................................        857        943        950
     Used ..........................................        388        242        444
Ties installed and replaced (000) ..................      3,648      3,332      3,293
                                                        -------    -------    -------

EQUIPMENT - The Company's primary rail equipment as of and for the years ending December 31, 2001, 2000 and 1999, consisted of the following:

Equipment                                   2001       2000       1999
---------                                 -------    -------    -------

Owned or leased at year-end:
Locomotives ..........................      6,886      7,007      6,969
Freight cars:
     Covered hoppers .................     33,901     37,607     39,212
     Boxcars .........................     15,561     18,342     20,864
     Open-top hoppers ................     17,202     18,683     19,828
     Gondolas ........................     15,431     17,480     18,099
     Other ...........................     14,681     16,557     16,726
Work Equipment .......................      6,950      6,616      9,927
                                          -------    -------    -------
Purchased or leased during the year:
     Locomotives .....................        500        451        182
     Freight cars ....................        793      1,082      1,216
                                          -------    -------    -------
Average age of equipment (years):
     Locomotives .....................       14.9       14.9       15.4
     Freight cars ....................       22.5       20.9       19.3
                                          -------    -------    -------

ITEM 3. LEGAL PROCEEDINGS

SOUTHERN PACIFIC ACQUISITION

On August 12, 1996, the STB served a decision (the Decision) approving the acquisition of control of Southern Pacific by UPC, subject to various conditions. The acquisition was consummated on September 11, 1996. Various appeals were filed with respect to the Decision, and all such appeals were ultimately consolidated in the U.S. Court of Appeals for the District of Columbia Circuit, and all of the appeals have since been withdrawn or denied.

    Among the conditions to the STB's approval of the Southern Pacific acquisition was the requirement that the STB retain oversight jurisdiction for five years to examine whether the conditions imposed under the Decision remain effective to address the competitive harms caused by the merger. On July 2, 2001, the Railroad filed its fifth comprehensive summary with the STB. Interested parties were required to file comments concerning the fifth annual oversight proceeding by August 21, 2001, and replies were due on September 4, 2001. On December 20, 2001, the STB issued a decision concluding the fifth and final oversight proceeding and announcing the end to the formal oversight process. The STB will continue to have authority to enforce the conditions it imposed on the merger to ensure they are implemented in a manner that effectively preserves pre-merger competition.

ENVIRONMENTAL MATTERS

On January 30, 2002, the Louisiana Department of Environmental Quality (LDEQ) issued to the Railroad a notice of a proposed penalty assessment in the amount of $195,700 in connection with the release of water potentially impacted by the derailment of a train near Eunice, Louisiana on May 27, 2000. The Railroad previously met with the LDEQ regarding this matter to present documentation indicating that no penalty should be assessed and intends to vigorously defend this matter.

    The State of Illinois filed a complaint against the Railroad with the Illinois Pollution Board on May 14, 2001, seeking penalties for an alleged violation of state air pollution laws arising out of a release of styrene from a tank car near Cora, Illinois, which occurred on August 29, 1997. The car contained styrene monomer, a hazardous substance, stabilized by an inhibitor by the origin shipper. The car was delayed in transit for a number of different reasons including rerouting and reconsignment by the shipper. The Railroad was not notified that such delays could jeopardize the shipment. Eventually the effect of the inhibitor wore off and the styrene went into a reactive state resulting in pressure and venting near Cora, Illinois. A sparsely-populated area was evacuated for a few hours. The situation was controlled and remediated promptly. Styrene has since been put on the Railroad's list of time sensitive shipments for special monitoring.

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

     Information concerning environmental claims and contingencies and estimated remediation costs is set forth in Management's Narrative Analysis of the Results of Operations - Other Matters - Environmental Costs, Item 7, and in note 11 to the Consolidated Financial Statements, Item 8.

OTHER MATTERS

As previously reported in the Company's Annual Report on Form 10-K for 2000, Western Resources (Western) filed a complaint on January 24, 2000, in the U.S. District Court for the District of Kansas alleging that UPRR and BNSF materially breached their service obligations under the transportation contract to deliver coal in a timely manner to Western's Jeffrey Energy Center. The original complaint sought recovery of consequential damages and termination of the contract, excusing Western from further performance. In an amended complaint filed September 1, 2000, Western claimed the right to retroactive termination and added a claim for restitution. On October 23, 2001, Western moved for leave to file a second amendment to its complaint to add counts for innocent misrepresentation and negligent misrepresentation and to request rescission of the contract. The railroads are vigorously defending this lawsuit and oppose amendment of the complaint. The suit currently is scheduled for trial in May 2002. If, however, Western is permitted to file the second amended complaint, the trial date likely will be postponed. UPRR and BNSF have filed two motions seeking dismissal of the termination and restitution claims, both of which are still pending. The railroads believe they have substantial defenses in the case and intend to continue to defend it aggressively.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted in accordance with General Instruction I of Form 10-K.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

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

    Dividends on the Company Common Stock, which are paid on a quarterly basis, totaled $146 million and $143 million in 2001 and 2000, respectively. Dividends paid on the Company Class A Stock were $54 million and $57 million in 2001 and 2000, respectively. Information concerning restrictions on the Registrant's ability to pay dividends on the Company Common Stock and the Company Class A Stock is set forth in note 9 to the Consolidated Financial Statements, Item 8. All such information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

Omitted in accordance with General Instruction I of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Omitted in accordance with General Instruction I of Form 10-K. In lieu thereof, a narrative analysis is presented.

MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

2001 COMPARED TO 2000 RESULTS OF OPERATIONS

NET INCOME - The Railroad reported record net income of $1.1 billion in 2001 compared to net income of $926 million in 2000, up 14%. Excluding the work force reduction charge in 2000, net income was $998 million. The increase in earnings resulted from higher commodity revenue and real estate sales combined with lower fuel expense, interest expense and materials and supplies expense. These improvements were partially offset by inflation, lower other revenue and higher equipment rent and depreciation expenses.

OPERATING REVENUES - Operating revenues increased $69 million (1%) over 2000 to a record $10.8 billion. Revenue carloads were flat with an increase in the energy and agricultural commodity groups offset by decreases in the other four commodity groups. The decrease in other revenue was the result of lower switching, subsidiary and accessorial revenues. The Company recognizes transportation revenues on a percentage-of-completion basis as freight moves from origin to destination. Other revenue is recognized as service is performed or contractual obligations are met.

    The following tables summarize the year-over-year changes in rail commodity revenue, revenue carloads and average revenue per car by commodity type:



Commodity Revenue in Millions of Dollars      2001         2000          Change
----------------------------------------   ----------   ----------       ------
Agricultural ...........................   $    1,452   $    1,400            4%
Automotive .............................        1,118        1,182           (5)
Chemicals ..............................        1,547        1,640           (6)
Energy .................................        2,399        2,154           11
Industrial Products ....................        1,970        1,985           (1)
Intermodal .............................        1,905        1,909           --
                                           ----------   ----------       ------
Total ..................................   $   10,391   $   10,270            1%
                                           ----------   ----------       ------

Revenue Carloads in Thousands                 2001         2000          Change
-----------------------------              ----------   ----------       ------
Agricultural ...........................          875          873           --%
Automotive .............................          763          815           (6)
Chemicals ..............................          880          936           (6)
Energy .................................        2,161        1,930           12
Industrial Products ....................        1,405        1,431           (2)
Intermodal .............................        2,832        2,916           (3)
                                           ----------   ----------       ------
Total ..................................        8,916        8,901           --%
                                           ----------   ----------       ------

Average Revenue Per Car                       2001         2000          Change
-----------------------                    ----------   ----------       ------
Agricultural ...........................   $    1,659   $    1,604            3%
Automotive .............................        1,465        1,450            1
Chemicals ..............................        1,757        1,752           --
Energy .................................        1,111        1,116           --
Industrial Products ....................        1,402        1,387            1
Intermodal .............................          673          655            3
                                           ----------   ----------       ------
Total ..................................   $    1,165   $    1,154            1%
                                           ----------   ----------       ------

Agricultural - Revenue increased 4%, due primarily to a 3% increase in average revenue per car. Carloads were flat, as higher corn shipments and meals and oils exports were offset by a decrease in demand for domestic and export wheat shipments and a poor sugar-beet harvest. Revenue gains were also achieved through increased beer imports from Mexico, wine shipments from California to eastern markets, express service of fresh and frozen products and increased demand for cottonseed. Average revenue per car increased due to a longer average length of haul, resulting from fewer short-haul wheat and sweetener shipments combined with increased long-haul domestic and Mexico corn shipments.

Automotive - Revenue declined 5% as a result of a 6% decrease in carloads and a 1% increase in average revenue per car. Materials volumes declined 16%, as the soft economy and a decline in vehicle sales led to high inventories, low industry production and auto plant shutdowns. Total finished vehicle shipments declined only 1%, as industry weakness was mitigated by market share gains. Consumer incentives in the fourth quarter stimulated vehicle sales and helped offset weakness early in the year. Average revenue per car increased due to a shift in mix of materials shipped, resulting from fewer shipments of materials with lower average revenue per car. Additionally, more materials were shipped in boxcars rather than containers, which yield higher average revenue per car than containers.

Chemicals - Revenue declined 6%, due to a 6% decrease in carloads. Volume declines were the result of the soft economy, as reduced demand for consumer durables led to high manufacturer inventories and weak demand for plastics. Reduced industrial manufacturing also depressed demand for liquid and dry chemicals. Fertilizer and phosphate rock revenues decreased as high energy costs early in the year reduced the market for these commodities. Average revenue per car was flat, as the positive impact of fewer low average revenue per car phosphate rock shipments was offset by a decrease in average revenue per car for soda ash shipments.

Energy - Energy commodity revenue increased 11% compared to 2000, due to a 12% increase in carloads. Records were set in 2001 for total carloads, revenue and coal trains loaded per day in the Southern Powder River Basin in Wyoming and in the coal mining regions of Colorado and Utah. These increases were driven by strong utility demand caused by severe winter weather in late 2000 and the first quarter of 2001. In the first half of the year, demand for coal also increased due to the high cost of alternative fuels, such as natural gas, fuel oil and higher-priced eastern-sourced coal. Carloads also increased due to gains in market share.

Industrial Products - Revenue decreased 1%, as a 2% decline in carloads was partially offset by a 1% increase in average revenue per car. The decline was mainly the result of the economic slowdown, which had a negative effect on many economically sensitive commodities including steel and paper markets. Steel producers were additionally impacted by high levels of low-cost imported steel, which forced plant shutdowns and bankruptcies. Newsprint and fiber revenue declined due to lack of demand for printed advertising. Partially offsetting these declines were increases in construction-related commodities, led by stone and cement, as strong building and road construction activity continued in the South and Southwestern regions of the country. Lumber volumes increased due to strong housing construction and uncertainty surrounding restrictions on Canadian lumber imports. Average revenue per car increased due to price increases and a greater mix of longer average length of haul business. These gains were partially offset by the impact of increased shipments of stone, which generates lower average revenue per car.

Intermodal - Revenue was flat, as a 3% decline in carloads was offset by a 3% increase in average revenue per car. The volume decrease was primarily the result of soft economic demand for domestic shipments. In addition, the voluntary action of shedding low-margin trailer business in favor of higher-margin containers contributed to the decline. Partially offsetting the domestic declines were increases in international shipments, the result of higher import demand. The increase in average revenue per car was primarily the result of price increases.

OPERATING EXPENSES - Operating expenses decreased $109 million (1%) to $8.7 billion in 2001. Excluding the $115 million work force reduction charge in 2000, operating expenses were essentially flat. Higher expenses as a result of inflation, higher equipment rents expense and depreciation were offset by savings from lower force levels, productivity gains and cost control efforts and lower fuel prices.

Salaries, Wages and Employee Benefits - Salaries, wages and employee benefits decreased $83 million (2%) in 2001 to $3.5 billion. Excluding the $115 million work force reduction charge in 2000, salaries, wages and employee benefits expense increased $32 million (1%). The primary driver of the increase was wage and employee benefits inflation. A 3% gross ton mile increase also added volume costs. A 4% reduction in employee force levels as a result of the work force reduction plan offset a significant portion of these higher costs.

Equipment and Other Rents - Expenses increased $32 million (3%) compared to 2000 due primarily to higher locomotive leases and longer car cycle times. The higher locomotive lease expense is due to the Railroad's increased leasing of new, more reliable and fuel efficient locomotives. These new locomotives replaced older, non-leased models in the fleet, which helped reduce expenses for depreciation, labor, materials and fuel during the year. The increase in car cycle times is partially attributable to a decline in automotive shipments earlier in the year, which resulted in excess freight cars being stored at assembly plants and unloading facilities. Partially offsetting the increases in expenses were lower volume costs, lower car leases and lower prices for equipment. The decrease in volume costs was attributable to a decline in carloads in business segments such as industrial products and intermodal that utilize a high percentage of rented freight cars.

Depreciation - Depreciation expense increased $31 million (3%) over 2000, resulting from capital spending in recent years. Capital spending totaled $1.7 billion in 2001 and in 2000 and $1.8 billion in 1999.

Fuel and Utilities - Expenses decreased $30 million (2%). The decrease was driven by lower fuel prices and a record low fuel consumption rate, as measured by gallons consumed per thousand gross ton miles. Fuel prices averaged 88 cents per gallon in 2001 compared to 90 cents per gallon in 2000, including taxes, transportation costs and regional pricing spreads of 17 cents and 13 cents in 2001 and 2000, respectively. The Railroad hedged approximately 32% of its fuel consumption for the year, which increased fuel costs by $20 million. As of December 31, 2001, expected fuel consumption for 2002 is 44% hedged at 56 cents per gallon excluding taxes, transportation costs and regional pricing spreads and for 2003 is 5% hedged at 56 cents per gallon excluding taxes, transportation costs and regional pricing spreads (see note 4 to the Consolidated Financial Statements, Item 8).

Materials and Supplies - Expenses decreased $71 million (13%), reflecting locomotive overhaul reductions and productivity improvements and cost control measures. Locomotive overhauls decreased due to acquisition of new, more-reliable locomotives during the year and the sale of older units, which required higher maintenance. Materials and supplies expenses related to car maintenance also declined due to lower business levels in the industrial products and automotive commodity groups. The cars utilized in these commodity groups normally require more maintenance than the cars utilized within the other commodity groups.

Casualty Costs - Costs increased $9 million (3%) compared to 2000, as higher insurance, bad debt and environmental expenses were partially offset by lower personal injury costs and lower costs for damaged freight cars.

Other Costs - Expenses increased $3 million (flat) compared to 2000 primarily due to higher state and local taxes.

OPERATING INCOME - Operating income increased $178 million (9%) to $2.1 billion. Excluding the $115 million work force reduction charge in 2000, operating income increased $63 million (3%) in 2001. The operating ratio for 2001 was 80.7%, compared to 82.3% in 2000. Excluding the work force reduction charge, the operating ratio for 2000 was 81.2%.

NON-OPERATING ITEMS - Non-operating expense decreased $56 million (12%) compared to 2000. Real estate sales and net other income increased $48 million (38%). Interest expense decreased $8 million (1%) as a result of lower weighted-average debt levels and weighted-average interest rates in 2001. Income taxes increased $102 million (20%) in 2001 compared to 2000. Excluding the work force reduction charge in 2000, income tax expense increased $59 million (11%). The increase was a result of higher pre-tax income levels in 2001 and an increase in the effective tax rate from 35.6% in 2000 to 36.7% in 2001.

LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION

Cash from operations was $2.0 billion and $2.1 billion 2001 and 2000, respectively. The decrease from 2000 to 2001 is primarily due to the timing of large cash payments, including the payments for the work force reduction plan.

    Cash used in investing activities was $1.5 billion in 2001 and $1.6 billion in 2000. The decrease from 2000 to 2001 is due to reduced capital spending and higher asset sales in 2001, partially offset by the receipt of cash dividends in 2000.

    Cash used in financing activities was $522 million and $497 million in 2001 and 2000, respectively. The increase from 2000 to 2001 reflects higher debt repayments (including $145 million of accelerated debt repayments), partially offset by increased debt financings.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As described in the notes to the Consolidated Financial Statements, Item 8, as referenced in the tables below, the Company has contractual obligations and commercial commitments that may affect the financial condition of the Company. However, based on management's assessment of the underlying provisions and circumstances of the material contractual obligations and commercial commitments of the Company, including material sources of off-balance sheet and structured finance arrangements, there is no known trend, demand, commitment, event or uncertainty that is reasonably likely to occur which would have a material effect on the Company's financial condition or results of operations. In addition, the commercial obligations, financings and commitments made by the Company are customary transactions which are similar to those of other comparable industrial companies, particularly within the transportation industry.

    The following tables identify material obligations and commitments as of December 31, 2001:

                                                         Payments Due by Period
Contractual Obligations                            Less Than                            After
Millions of Dollars                        Total      1 Year   2-3 Years  4-5 Years   5 Years
-----------------------                  --------  ---------   ---------  ---------  --------
Debt (note 6) [a] ....................   $    921   $     95   $    227   $    197   $    402
Operating leases (note 7) ............      3,216        412        617        522      1,665
Capital lease obligations (note 7) ...      2,451        207        403        344      1,497
Unconditional purchase obligations
    (note 11)[b] .....................        547        162        385         --         --
                                         --------   --------   --------   --------   --------
Total contractual obligations ........   $  7,135   $    876   $  1,632   $  1,063   $  3,564
                                         --------   --------   --------   --------   --------

                                                       Amount of Commitment Expiration
                                                                 Per Period
                                                   ------------------------------------------
                                            Total
Other Commercial  Commitments             Amounts  Less Than                            After
Millions of Dollars                     Committed     1 Year  2-3 Years   4-5 Years   5 Years
-----------------------------           ---------  ---------  ---------   ---------   -------

Sale of receivables (note 4) .........   $  600      $  600    $   --      $   --     $   --
Guarantees (note 11)[c] ..............      205           7        32          10        156
Standby letters of credit (note 11) ..        7           7        --          --         --
                                         ------      ------    ------      ------     ------
Total commercial commitments .........   $  812      $  614    $   32      $   10     $  156
                                         ------      ------    ------      ------     ------

[a] Excludes intercompany borrowings of $5,003 million and capital leases of $1,439 million.

[b] Unconditional purchase obligations represent multi-year contractual commitments to purchase assets at fixed prices and fixed volumes. These commitments are made in order to take advantage of pricing opportunities and to insure availability of assets to meet quality and operational requirements. Excluded are annual contracts made in the normal course of business for performance of routine services, as well as commitments where contract provisions allow for cancellation.

[c]      Includes guaranteed obligations of affiliated operations.

FINANCING ACTIVITIES

    During July 2001, UPRR entered into capital leases covering new locomotives. The related capital lease obligations totaled approximately $124 million and are included in the Statements of Consolidated Financial Position as debt (see note 6 to the Consolidated Financial Statements, Item 8). During October 2001, the Company made an early repayment of approximately $145 million of callable equipment obligations.

    In December 2001, the Railroad entered into a synthetic operating lease arrangement to finance a new headquarters building which will be constructed in Omaha, Nebraska. The expected completion date of the building is 2004. It will total approximately 1.1 million square feet with approximately 3,800 office workspaces. The cost to construct the new headquarters, including capitalized interest, is approximately $260 million. The Corporation has guaranteed the Railroad's obligation under this lease.

    UPRR will be the construction agent for the lessor. Total building related costs incurred and drawn from the lease funding commitments as of December 31, 2001, were approximately $10 million. After construction is complete, the lease has an initial term of five years and provisions for renewal for an extended period subject to agreement between the Railroad and lessor. At any time during the lease, the Railroad may, at its option, purchase the building at approximately the amount expended by the lessor to construct the building. If the Railroad elects not to renew the lease or purchase the building, the Railroad has guaranteed a residual value of approximately $220 million. At December 31, 2001, the Railroad has guaranteed, under certain circumstances, a residual value of less than $10 million.

    On February 8, 2002, the Company announced that it will redeem the Missouri-Kansas-Texas Railroad Company (MKT) 5 1/2% Subordinated Income Debentures due January 1, 2033 and the MKT Registered Certificates. The MKT Debentures and the MKT Certificates will be redeemed on March 15, 2002 for an estimated $20 million, including accrued interest on the MKT Debentures.

OTHER MATTERS

PERSONAL INJURY - The cost of injuries to employees and others on Railroad property is charged to expense based on actuarial estimates of the ultimate cost and number of incidents each year. In 2001, the Railroad's work-related injuries that resulted in lost job time declined 7% compared to 2000. In addition, accidents at grade crossings decreased 6% compared to 2000. Annual expenses for the Railroad's personal injury-related events were $204 million in 2001, reflecting lower than anticipated settlement costs and $207 million in 2000. Compensation for work-related accidents is governed by the Federal Employers' Liability Act (FELA). Under FELA, damages are assessed based on a finding of fault through litigation or out-of-court settlements. The Railroad offers a comprehensive variety of services and rehabilitation programs for employees who are injured at work.

ENVIRONMENTAL COSTS - The Company generates and transports hazardous and nonhazardous waste in its current and former operations, and is subject to federal, state and local environmental laws and regulations. The Company has identified approximately 370 active sites at which it is or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 48 sites that are the subject of actions taken by the U.S. government, 28 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, the Company's ultimate environmental liability may include costs relating to other parties, in addition to costs relating to its own activities at each site.

    When environmental issues have been identified with respect to the property owned, leased or otherwise used in the conduct of the Company's business, the Company and its consultants perform environmental assessments on such property. The Company expenses the cost of the assessments as incurred. The Company accrues the cost of remediation where its obligation is probable and such costs can be reasonably estimated.

    As of December 31, 2001, the Company has a liability of $171 million accrued for future environmental costs. The liability includes future costs for remediation and restoration of sites, as well as for ongoing monitoring costs, but excludes any anticipated recoveries from third parties. Cost estimates are based on information available for each site, financial viability of other potentially responsible parties, and existing technology, laws and regulations. The Company believes that it has adequately accrued for its ultimate share of costs at sites subject to joint and several liability. However, the ultimate liability for remediation is difficult to determine because of the number of potentially responsible parties involved, site-specific cost sharing arrangements with other potentially responsible parties, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites, and/or the speculative nature of remediation costs. The Company expects to pay out the majority of the December 31, 2001, environmental liability over the next five years, funded by cash generated from operations.

    Remediation of identified sites previously used in operations, used by tenants or contaminated by former owners required cash spending of $63 million in 2001 and $62 million in 2000. The Company is also engaged in reducing emissions, spills and migration of hazardous materials, and spent cash of $5 million and $8 million in 2001 and 2000, respectively, for control and prevention. In 2002, the Company anticipates spending $60 million for remediation and $5 million for control and prevention. The impact of current obligations is not expected to have a material adverse effect on the results of operations or financial condition of the Company.

LABOR MATTERS -Approximately 87% of the Railroad's nearly 48,000 employees are represented by 14 major rail unions. National negotiations under the Railway Labor Act to revise the national labor agreements for all crafts began in late 1999. In May 2001, the Brotherhood of Maintenance of Way Employees (BMWE) ratified a five-year agreement, which included provisions for an annual wage increase (based on the consumer price index) and progressive health and welfare cost sharing. The health and welfare cost sharing was a milestone as the BMWE is the first union to make significant cost contributions to their health and welfare plan. Contract discussions with the remaining unions are either in negotiation or mediation. Also during 2001, much of the operating craft unions' focus was on the proposed merger between the United Transportation Union and the Brotherhood of Locomotive Engineers (BLE). In a December 2001 re-vote, the BLE resoundingly rejected the merger. Both operating craft unions have indicated a desire to complete national negotiations. The Company anticipates significant progress in 2002.

INFLATION - The cumulative effect of long periods of inflation has significantly increased asset replacement costs for capital-intensive companies such as the Railroad. As a result, depreciation charges on an inflation-adjusted basis, assuming that all operating assets are replaced at current price levels, would be substantially greater than historically reported amounts.

DERIVATIVE FINANCIAL INSTRUMENTS - The Railroad uses derivative financial instruments, which are subject to market risk, in limited instances for other than trading purposes to manage risk related to changes in fuel prices. The Company also may, from time to time, use derivative financial instruments to achieve the Company's interest rate objectives. The purpose of these programs is to protect the Company's operating margins and overall profitability from adverse fuel price changes or interest rate fluctuations.

    The Corporation may also use fuel swaptions to secure more favorable swap prices. Swaptions are swaps that are extendable past their base period at the option of the counterparty. Swaptions do not qualify for hedge accounting treatment and are marked-to-market through the Consolidated Statements of Income.

    The sensitivity analyses that follow illustrate the economic effect that hypothetical changes in interest rates or fuel prices could have on the Company's financial instruments. These hypothetical changes do not consider other factors that could impact actual results.

Interest Rates -At December 31, 2001 and 2000, the Company had variable-rate debt representing less than 1% of its total debt. If variable interest rates average 10% higher in 2002 than the Company's December 31, 2001 variable rate, the Company's interest expense would increase by less than $1 million after tax. If variable interest rates had averaged 10% higher in 2001 than the Company's December 31, 2000 variable rate, the Company's interest expense would have increased by less than $1 million after tax. These amounts were determined by considering the impact of the hypothetical interest rates on the balances of the Company's variable-rate debt at December 31, 2001 and 2000, respectively. In addition, the Company obtains flexibility in managing interest costs and the interest rate mix within its debt portfolio by issuing callable fixed-rate debt securities.

    Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in interest rates as of December 31, 2001, and amounts to approximately $84 million at December 31, 2001. Market risk resulting from a hypothetical 10% decrease in interest rates as of December 31, 2000, amounted to approximately $122 million at December 31, 2000. The fair values of the Company's fixed-rate debt were estimated by considering the impact of the hypothetical interest rates on quoted market prices and current borrowing rates.

Fuel - Fuel costs are a significant portion of the Company's total operating expenses. As a result of the significance of fuel costs and the historical volatility of fuel prices, the Company periodically use swaps, futures and/or forward contracts to mitigate the impact of adverse fuel price changes. The Company at times may use swaptions to secure more favorable swap prices.

    As of December 31, 2001, expected rail fuel consumption for 2002 is 44% hedged (or swaptions are in place) at 56 cents per gallon excluding taxes, transportation costs and regional pricing spreads. As of December 31, 2001, expected rail fuel consumption for 2003 is 5% hedged (or swaptions are in place) at 56 cents per gallon excluding taxes, transportation costs and regional pricing spreads. For the Company's fuel hedges, if rail fuel prices decrease 10% from the December 31, 2001 level, the corresponding increase in fuel expense would be approximately $20 million after tax. For the Company's swaptions, if rail fuel prices decrease 10% from the December 31, 2001 level, the corresponding increase in expense would be approximately $4 million after tax.

    As of December 31, 2000, the Company had hedged approximately 8% of its forecasted 2001 fuel consumption at 68 cents per gallon, excluding taxes, transportation costs and regional pricing spreads. If rail fuel prices had decreased 10% from the December 31, 2000 level, the corresponding increase in fuel expense would have been approximately $5 million after tax.

ACCOUNTING PRONOUNCEMENTS - Effective January 1, 2001, the Company adopted Financial Accounting Standards Board Statement (FASB) No. 133, "Accounting for Derivative Instruments and Hedging Activities (FAS 133) and FASB No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (FAS 138). FAS 133 and FAS 138 require that the changes in fair value of all derivative financial instruments the Company uses for fuel or interest rate hedging purposes be recorded in the Company's Consolidated Statements of Financial Position. In addition, to the extent fuel hedges are ineffective due to pricing differentials resulting from the geographic dispersion of the Company's operations, income statement recognition of the ineffective portion of the hedge position may be required. Also, derivative instruments that do not qualify for hedge accounting treatment per FAS 133 and FAS 138 may require income statement recognition. The adoption of FAS 133 and FAS 138 resulted in the recognition of a $2 million asset on January 1, 2001 (see note 4 to the Consolidated Financial Statements, Item 8).

    In September 2000, the FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 140), replacing FASB No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 125). FAS 140 revises criteria for accounting for securitizations, other financial asset transfers and collateral and introduces new disclosures. FAS 140 was effective for fiscal 2000 with respect to the new disclosure requirements and amendments of the collateral provisions originally presented in FAS 125. All other provisions were effective for transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001. The provisions are to be applied prospectively with certain exceptions. The adoption of FAS 140 did not have a significant impact on the Company's Consolidated Financial Statements.

    In July 2001, the FASB issued Statement No. 141, "Business Combinations" (FAS 141). FAS 141 revises the method of accounting for business combinations and eliminates the pooling method of accounting. FAS 141 was effective for all business combinations that were initiated or completed after June 30, 2001. Management believes that FAS 141 will not have a significant impact on the Company's Consolidated Financial Statements.

    Also in July 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 142 revises the method of accounting for goodwill and other intangible assets. FAS 142 eliminates the amortization of goodwill, but requires goodwill to be tested for impairment at least annually at a reporting unit level. FAS 142 is effective for the Company's fiscal year beginning January 1, 2002. Management believes that FAS 142 will not have a material impact on the Company's Consolidated Financial Statements. In accordance with FAS 142, the Company will eliminate annual goodwill amortization of $2 million. At December 31, 2001, the Company had $50 million of goodwill remaining.

    In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 is effective for the Company's fiscal year beginning January 1, 2003, and requires the Company to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Management is in the process of evaluating the impact this standard will have on the Company's Consolidated Financial Statements.

    In addition, in October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" (FAS 144). FAS 144 replaces FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (FAS 121). FAS 144 develops one accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale. The accounting model applies to all long-lived assets, including discontinued operations, and it replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for disposal of segments of a business. FAS 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. FAS 144 also broadens the definition of discontinued operations. FAS 144 is effective for the Company's fiscal year beginning January 1, 2002. Management believes that FAS 144 will not have a significant impact on the Company's Consolidated Financial Statements.

COMMITMENTS AND CONTINGENCIES - There are various claims and lawsuits pending against the Company and certain of its subsidiaries. The Company is also subject to various federal, state and local environmental laws and regulations, pursuant to which it is currently participating in the investigation and remediation of various sites. A discussion of certain claims, lawsuits, contingent liabilities and guarantees is set forth in note 11 to the Consolidated Financial Statements, Item 8.

A LOOK FORWARD

2002 BUSINESS OUTLOOK

The Railroad expects to build on the positive momentum generated in the past several years and continue to grow revenue, earnings and free cash flow. Free cash flow is defined as cash provided by operating activities less cash used in investing activities and dividends paid. The impact in 2001 of economic recession and declining industrial production is expected to subside in the latter half of 2002. Year-over-year revenue growth is projected in the economically sensitive intermodal, chemical and industrial products commodity segments. Agricultural products, notably wheat, is also expected to improve. Energy revenue is expected to decline slightly from the record setting pace of 2001. Automotive revenue is also expected to decrease; however, new contracts in the automotive sector are expected to help mitigate this decline, and, therefore, the automotive sector should continue to be a strong revenue provider. The Railroad will continue to focus on improving service performance and developing new, innovative rail service offerings to meet the changing needs of its customers. Cost control and continuing improvements in productivity should help drive the operating ratio lower. Fuel prices are expected to be substantially below the levels of the past two years, but will still be susceptible to volatile price swings. To help reduce the impact of fuel price volatility on earnings, the Railroad will continue to look for opportunities to use hedge contracts.

    On December 21, 2001, The Railroad Retirement and Survivors' Improvement Act of 2001 (the Act) was signed into law. The Act was a result of historic cooperation between rail management and labor, and provides improved railroad retirement benefits for employees and reduced payroll taxes for employers. Although the exact impact is not yet known, the Railroad anticipates that the phased-in tax reductions will have a beneficial impact on its financial results in the future.

2002 CAPITAL INVESTMENTS

The Company's 2002 capital expenditures and debt service requirements are expected to be funded through cash generated from operations, additional debt financings, including financing from the Corporation, and the sale or lease of various operating and non-operating properties. The Company expects that these sources will continue to provide sufficient funds to meet cash requirements in the foreseeable future. In 2002, the Railroad expects to spend approximately $1.7 billion on capital expenditures. These capital expenditures will be used to maintain track and structures, continue capacity expansions on its main lines, upgrade and augment equipment to better meet customer needs and build infrastructure.

CAUTIONARY INFORMATION

Certain statements in this report are, and statements in other material filed or to be filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or the Corporation) are, or will be, forward looking within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements include, without limitation, statements regarding: expectations as to operational improvements; expectations as to cost savings, revenue growth and earnings; the time by which certain objectives will be achieved; estimates of costs relating to environmental remediation and restoration; proposed new products and services; expectations that claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on its consolidated financial position, results of operations or liquidity; and statements concerning projections, predictions, expectations, estimates or forecasts as to the Company's and its subsidiaries' business, financial and operational results, and future economic performance, statements of management's goals and objectives and other similar expressions concerning matters that are not historical facts.

    Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved.
Forward-
looking information is based on information available at the time and/or management's good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to, whether the Company and its subsidiaries are fully successful in implementing their financial and operational initiatives; industry competition, conditions, performance and consolidation; legislative and/or regulatory developments, including possible enactment of initiatives to re-regulate the rail business; natural events such as severe weather, floods and earthquakes; the effects of adverse general economic conditions, both within the United States and globally; any adverse economic or operational repercussions from recent terrorist activities, any government response thereto and any future terrorist activities; changes in fuel prices; changes in labor costs; labor stoppages; and the outcome of claims and litigation.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning market risk sensitive instruments is set forth under Management's Narrative Analysis of the Results of Operations - Other Matters,
Item 7, and note 4 to the Consolidated Financial Statements, Item 8.

                    ****************************************

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                                                PAGE
                                                                                                          ----
Independent Auditors' Report.....................................................................          20

Consolidated Statements of Income
    For the Years Ended December 31, 2001, 2000 and 1999.........................................          21

Consolidated Statements of Financial Position
    At December 31, 2001 and 2000................................................................          22

Consolidated Statements of Cash Flows
    For the Years Ended December 31, 2001, 2000 and 1999.........................................          23

Consolidated Statements of Changes in Common Shareholders' Equity
    For the Years Ended December 31, 2001, 2000 and 1999.........................................          24

Notes to Consolidated Financial Statements.......................................................          25

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Union Pacific Railroad Company
Omaha, Nebraska

We have audited the accompanying consolidated statements of financial position of Union Pacific Railroad Company (an indirect wholly owned subsidiary of Union Pacific Corporation) and Consolidated Subsidiary and Affiliate Companies (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in common shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the consolidated financial statement schedule listed in the Table of Contents at Part IV, Item 14. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate Companies at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska
January 24, 2002

CONSOLIDATED STATEMENTS OF INCOME
Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate
Companies

                          Millions of Dollars, for the Years Ended December 31,       2001          2000         1999
                                                                                    --------     --------     --------
OPERATING REVENUES        Rail ................................................     $ 10,800     $ 10,731     $ 10,140
                                                                                    --------     --------     --------
OPERATING EXPENSES        Salaries, wages and employee benefits................        3,514        3,597        3,578
                          Equipment and other rents............................        1,211        1,179        1,199
                          Depreciation.........................................        1,120        1,089        1,034
                          Fuel and utilities...................................        1,249        1,279          783
                          Materials and supplies...............................          473          544          538
                          Casualty costs.......................................          328          319          334
                          Other costs..........................................          824          821          852
                                                                                    --------     --------     --------
                          Total................................................        8,719        8,828        8,318
                                                                                    --------     --------     --------
INCOME                    Operating income ....................................        2,081        1,903        1,822
                          Other income.........................................          174          126          115
                          Interest expense.....................................         (584)        (592)        (618)
                                                                                    --------     --------     --------
                          Income before income taxes...........................        1,671        1,437        1,319
                          Income taxes.........................................         (613)        (511)        (465)
                                                                                    --------     --------     --------
                          Net Income ..........................................     $  1,058     $    926     $    854
                                                                                    --------     --------     --------

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate
Companies


                            Millions of Dollars, as of December 31                             2001          2000
                                                                                             ---------     --------

ASSETS
Current Assets              Cash and temporary investments................................   $      87     $     88
                            Accounts receivable, net......................................         440          393
                            Inventories...................................................         250          347
                            Current deferred income taxes.................................         331          442
                            Other current assets..........................................         145          121
                                                                                             ---------     --------
                            Total.........................................................       1,253        1,391
                                                                                             ---------     --------
Investments                 Investments in and advances to affiliated companies...........         708          644
                            Other investments.............................................          77           84
                                                                                             ---------     --------
                            Total.........................................................         785          728
                                                                                             ---------     --------
Properties                  Cost:
                                 Road and other...........................................      27,933       26,832
                                 Equipment ...............................................       7,507        7,781
                                                                                             ---------     --------
                            Total.........................................................      35,440       34,613
                            Accumulated depreciation......................................      (7,177)      (6,881)
                                                                                             ---------     --------
                            Net ..........................................................      28,263       27,732
                                                                                             ---------     --------
Other                       Other assets..................................................         262          142
                                                                                             ---------     --------
                            Total assets..................................................   $  30,563     $ 29,993
                                                                                             ---------     --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities         Accounts payable..............................................   $     498     $    558
                            Accrued wages and vacation....................................         351          388
                            Accrued casualty costs........................................         350          345
                            Income and other taxes........................................         284          220
                            Debt due within one year......................................         194          207
                            Interest payable..............................................          75           82
                            Other current liabilities.....................................         550          712
                                                                                             ---------     --------
                            Total.........................................................       2,302        2,512
Other Liabilities and       Intercompany borrowings from UPC .............................       5,003        5,082
Shareholders' Equity        Third-party debt due after one year...........................       2,166        2,397
                            Deferred income taxes.........................................       8,430        8,117
                            Accrued casualty costs........................................         727          811
                            Retiree benefits obligation...................................         659          632
                            Other long-term liabilities...................................         429          440
                            Redeemable preference shares .................................          21           23
                            Commitments and contingencies (note 11)
                            Common shareholders' equity...................................      10,826        9,979
                                                                                             ---------     --------
                            Total liabilities and shareholders' equity....................   $  30,563     $ 29,993
                                                                                             ---------     --------

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate
Companies

                           Millions of Dollars, for the Years Ended December 31      2001          2000          1999
                                                                                  ----------    ----------    ----------
OPERATING ACTIVITIES       Net income .......................................     $    1,058    $      926    $      854
                           Non-cash charges to income:
                               Depreciation..................................          1,120         1,089         1,034

                               Deferred income taxes.........................            428           456           592
                               Other, net....................................           (509)         (333)         (519)
                           Changes in current assets and liabilities, net....            (73)          (59)           25
                                                                                  ----------    ----------    ----------
                           Cash provided by operating activities.............          2,024         2,079         1,986
                                                                                  ----------    ----------    ----------
INVESTING ACTIVITIES       Capital investment................................         (1,687)       (1,735)       (1,777)
                           Proceeds from sale of assets and other investing
                               activities....................................            184           158           211
                                                                                  ----------    ----------    ----------
                           Cash used in investing activities.................         (1,503)       (1,577)       (1,566)
                                                                                  ----------    ----------    ----------
FINANCING ACTIVITIES       Dividends paid to parent..........................           (200)         (200)         (200)
                           Debt repaid.......................................           (368)         (224)         (239)
                           Financings........................................             46           (73)           67
                                                                                  ----------    ----------    ----------
                           Cash used in financing activities.................           (522)         (497)         (372)
                                                                                  ----------    ----------    ----------
                           Net change in cash and temporary investments......             (1)            5            48
                           Cash and temporary investments at beginning of
                               year..........................................             88            83            35
                                                                                  ----------    ----------    ----------
                           Cash and temporary investments at end of year.....     $       87    $       88    $       83
                                                                                  ----------    ----------    ----------
CHANGES IN CURRENT         Accounts receivable, net..........................     $      (47)   $       25    $       76
ASSETS AND                 Inventories.......................................             97           (18)            8
LIABILITIES                Other current assets..............................             87          (133)           48
                           Accounts, wages and vacation payable..............            (97)           73            --
                           Debt due within one year..........................            (13)           (3)           32
                           Other current liabilities.........................           (100)           (3)         (139)
                                                                                  ----------    ----------    ----------
                           Total.............................................     $      (73)   $      (59)   $       25
                                                                                  ----------    ----------    ----------
                           Supplemental cash flow information: Cash paid
                               (received) during the year for:
                                   Interest..................................     $      601    $      617    $      641
                                   Income taxes, net.........................            111            95          (134)
                                                                                  ----------    ----------    ----------

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS' EQUITY
Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate
Companies

                                                                                      Accumulated Other
                                                                                 Comprehensive Income (Loss)
                                                                          --------------------------------------------
                                                                              Minimum      Foreign
                                       [a]      [b]                           Pension     Currency
                                    Common  Class A  Paid-in-  Retained     Liability  Translation   Derivative
Millions of Dollars                  Stock    Stock   Surplus  Earnings   Adjustments  Adjustments  Adjustments  Total      Total
                                    ------  -------  --------  --------   -----------  -----------  -----------  -----      -----

Balance at January 1, 1999 .........  $ --    $ --   $  4,782   $  3,817    $    --      $  --      $    --      $  --    $  8,599
                                      ----    ----   --------   --------    -------      -----      -------      -----    --------
Net income .........................    --      --         --        854         --         --           --         --         854
Other comprehensive loss, net of
     tax............................    --      --         --         --         (2)        (4)          --         (6)         (6)
                                                                                                                          --------
Comprehensive income ...............                                                                                           848
Dividends declared .................    --      --         --       (200)        --         --           --         --        (200)
                                      ----    ----   --------   --------    -------      -----      -------      -----    --------
Balance at December 31, 1999 .......    --      --      4,782      4,471         (2)        (4)          --         (6)      9,247
                                      ----    ----   --------   --------    -------      -----      -------      -----    --------
Net income .........................    --      --         --        926         --         --           --         --         926
Other comprehensive
    income, net of tax..............    --      --         --         --         --          6           --          6           6
                                                                                                                          --------
Comprehensive income
                                                                                                                               932
Dividends declared .................    --      --         --       (200)        --         --           --         --        (200)
                                      ----    ----   --------   --------    -------      -----      -------      -----    --------
Balance at December 31, 2000 .......    --      --      4,782      5,197         (2)         2           --         --       9,979
                                      ----    ----   --------   --------    -------      -----      -------      -----    --------
Net income .........................    --      --         --      1,058         --         --           --         --       1,058
Other comprehensive income .........
    (loss), net of tax..............    --      --         --         --         (5)         1           (7)       (11)        (11)
                                                                                                                          --------
Comprehensive income
                                                                                                                             1,047
Dividends declared .................    --      --         --       (200)        --         --           --         --        (200)
                                      ----    ----   --------   --------    -------      -----      -------      -----    --------
Balance at December 31, 2001 .......  $ --    $ --   $  4,782   $  6,055    $    (7)     $   3      $    (7)     $ (11)   $ 10,826
                                      ----    ----   --------   --------    -------      -----      -------      -----    --------


[a] Common stock $10.00 par value: 9,200 shares authorized; 4,465 outstanding.

[b] Class A stock, $10.00 par value: 800 shares authorized, 388 outstanding.

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate
Companies

SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The Consolidated Financial Statements include the accounts of Union Pacific Railroad Company, a Delaware corporation (the Registrant), and all of its subsidiaries and certain affiliates (collectively, the Company, UPRR or the Railroad). The Registrant is an indirect wholly owned subsidiary of Union Pacific Corporation, a Utah corporation (the Corporation or
UPC). Investments in affiliated companies (20% to 50% owned) are accounted for using the equity method of accounting. All material intercompany transactions are eliminated.

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

REVENUE RECOGNITION - Transportation revenues are recognized on a percentage-of-completion basis as freight moves from origin to destination. Other revenue is recognized as service is performed or contractual obligations are met.

TRANSLATION OF FOREIGN CURRENCY - The Company translates its portion of the assets and liabilities related to foreign investments into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average rates of exchange prevailing during the year. The resulting translation adjustments are reflected within shareholders' equity as accumulated other comprehensive income or loss. Transaction gains and losses related to intercompany accounts are not material.

FINANCIAL INSTRUMENTS - The carrying value of the Company's non-derivative financial instruments approximates fair value, except for differences with respect to long-term, fixed-rate debt and certain differences relating to cost method investments and other financial instruments that are not significant. The fair value of financial instruments is generally determined by reference to market values as quoted by recognized dealers or developed based upon the present value of expected future cash flows discounted at the applicable U.S. Treasury rate, London Interbank Offered Rates (LIBOR) or swap spread.

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

PERSONAL INJURY - The cost of injuries to employees and others on UPRR property is charged to expense based on actuarial estimates of the ultimate cost and number of incidents each year.

ENVIRONMENTAL - When environmental issues have been identified with respect to the property owned, leased or otherwise used in the conduct of the Company's business, the Company and its consultants perform environmental assessments on such property. The Company expenses the cost of the assessments as incurred. The Company accrues the cost of remediation where its obligation is probable and such costs can be reasonably estimated.

CHANGE IN PRESENTATION - Certain prior year amounts have been reclassified to conform to the 2001 Consolidated Financial Statement presentation. These reclassifications had no effect on previously reported operating income or net income.

1. OPERATIONS

The Railroad is a Class I railroad that operates in the United States. As of October 1, 1996, the Railroad included Southern Pacific Rail Corporation (Southern Pacific or SP). In addition, during 1997, the Railroad and a consortium of partners were granted a 50-year concession to operate the Pacific-North and Chihuahua Pacific lines in Mexico. The Railroad made an additional investment in the consortium in 1999. During 2001, UPC completed its integration of Southern Pacific's rail operations.

    The Railroad has over 33,000 route miles linking Pacific Coast and Gulf Coast ports to the Midwest and eastern United States gateways and providing several north/south corridors to key Mexican gateways. The Railroad serves the western two-thirds of the country and maintains coordinated schedules with other carriers for the handling of freight to and from the Atlantic Coast, the Pacific Coast, the Southeast, the Southwest, Canada and Mexico. Export and import traffic is moved through Gulf Coast and Pacific Coast ports and across the Mexican and Canadian borders. Railroad freight is comprised of six commodity lines: agricultural, automotive, chemicals, energy, industrial products and intermodal. The Railroad continues to focus on utilization of its capital asset base to meet current operating needs and to introduce innovative rail services across every commodity line.

    The Railroad is subject to price and service competition from other railroads, motor carriers and barge operators. The Railroad's main competitor is Burlington Northern Santa Fe Corporation. Its rail subsidiary, The Burlington Northern and Santa Fe Railway Company, operates parallel routes in many of the Railroad's main traffic corridors. In addition, the Railroad's operations are conducted in corridors served by other competing railroads and by motor carriers. Motor carrier competition is particularly strong for intermodal traffic. Because of the proximity of the Railroad's routes to major inland and Gulf Coast waterways, barge competition can be particularly pronounced, especially for grain and bulk commodities.

EMPLOYEES - Approximately 87% of the Railroad's nearly 48,000 employees are represented by 14 major rail unions. National negotiations under the Railway Labor Act to revise the national labor agreements for all crafts began in late 1999. In May 2001, the Brotherhood of Maintenance of Way Employees (BMWE) ratified a five-year agreement, which included provisions for an annual wage increase (based on the consumer price index) and progressive health and welfare cost sharing. The health and welfare cost sharing was a milestone as the BMWE is the first union to make significant cost contributions to their health and welfare plan. Contract discussions with the remaining unions are either in negotiation or mediation. Also during 2001, much of the operating craft unions' focus was on a proposed merger between the United Transportation Union and the Brotherhood of Locomotive Engineers (BLE). In a December 2001 re-vote, the BLE resoundingly rejected the merger. Both operating craft unions have indicated a desire to complete national negotiations. The Company anticipates significant progress in 2002.

2. ACQUISITIONS

SOUTHERN PACIFIC - During 2001, UPC completed its integration of Southern Pacific's rail operations. UPC consummated the acquisition of Southern Pacific in September 1996 for $4.1 billion. Sixty percent of the outstanding Southern Pacific common shares was converted into UPC common stock, and the remaining 40% of the outstanding shares was acquired for cash. UPC's investment in Southern Pacific was subsequently pushed down to the Railroad. The acquisition of

Southern Pacific has been accounted for using the purchase method of accounting and was fully consolidated into the Company's results beginning October 1996.

Merger Consolidation Activities - In connection with the acquisition and integration of UPRR and Southern Pacific's rail operations, UPC completed the elimination of 5,200 duplicate positions in 2001 in accordance with the original merger plan. UPC also completed the relocation of 4,700 positions, merging or disposing of redundant facilities and disposing of certain rail lines. In addition, the Company canceled and settled the remaining uneconomical and duplicative SP contracts, including payroll-related contractual obligations in accordance with the original merger plan.

Merger Liabilities - In 1996, UPC recognized a $958 million pre-tax liability in the SP purchase price allocation for costs associated with SP's portion of these activities. Merger liability activity reflected cash payments for merger consolidation activities and reclassification of contractual obligations from merger liabilities to contractual liabilities. The fair value allocation of SP's purchase price to fixed assets was reduced by $50 million as costs for certain merger activities were less than anticipated in the original plan. Where merger related costs were greater than what was anticipated in the plan, those costs were charged to expense in the period incurred. Where the merger implementation caused the Company to incur more costs than were envisioned in the original merger plan, such costs were charged to expense in the period incurred. Merger liability activity was $89 million, $10 million and $45 million in 2001, 2000 and 1999, respectively.

    The components of the merger liability as of December 31, 2001 were as follows:

                                                                                              December 31,
                                                                      Original  Cumulative           2001
Millions of Dollars                                                  Liability    Activity      Liability
                                                                     ---------  ----------    -----------
Labor protection related to legislated and contractual
    obligations ..................................................   $    361    $    361        $  --
Severance costs ..................................................        343         343           --
Contract cancellation fees and facility and line closure costs ...        145         145           --
Relocation costs .................................................        109         109           --
                                                                     --------    --------        -----
Total ............................................................   $    958    $    958        $  --
                                                                     --------    --------        -----

3. TRANSACTIONS WITH AFFILIATES

Amounts due to and from affiliates, including advances to and borrowings from the Corporation, bear interest at an annually determined rate, which considers the Corporation's cost of debt. Net intercompany interest expense charged to the Railroad on such amounts was $398 million, $405 million and $420 million in 2001, 2000 and 1999, respectively.

4. FINANCIAL INSTRUMENTS

ADOPTION OF STANDARD - Effective January 1, 2001, the Company adopted Financial Accounting Standards Board Statement (FASB) No. 133, "Accounting for Derivative Instruments and Hedging Activities (FAS 133) and FASB No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (FAS 138). FAS 133 and FAS 138 require that the changes in fair value of all derivative financial instruments the Company uses for fuel or interest rate hedging purposes be recorded in the Company's Consolidated Statements of Financial Position. In addition, to the extent fuel hedges are ineffective due to pricing differentials resulting from the geographic dispersion of the Company's operations, income statement recognition of the ineffective portion of the hedge position may be required. Also, derivative instruments that do not qualify for hedge accounting treatment per FAS 133 and FAS 138 may require income statement recognition. The adoption of FAS 133 and FAS 138 resulted in the recognition of a $2 million asset on January 1, 2001.

STRATEGY AND RISK - The Company and its subsidiaries use derivative financial instruments, which are subject to market risk, in limited instances for other than trading purposes to manage risk related to changes in fuel prices. The Company uses swaps, futures and/or forward contracts to mitigate adverse price and rate movements and exposure to variable cash flows. The use of these instruments also limits future gains from favorable movements. The purpose of these programs is to protect the Company's operating margins and overall profitability from adverse fuel price changes.

    The Company may also use fuel swaptions to secure more favorable swap prices. Swaptions are swaps that are extendable past their base period at the option of the counterparty. Swaptions do not qualify for hedge accounting treatment and are marked-to-market through the Consolidated Statements of Income.

MARKET AND CREDIT RISK - The Company addresses market risk related to derivative financial instruments by selecting instruments whose value fluctuations highly correlate with the underlying item being hedged. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring high credit standards for counterparties and periodic settlements. The Company has not been required to provide collateral; however, the Company may receive collateral relating to its hedging activity where the concentration of credit risk was substantial.

    In addition, the Company enters into secured financings in which the debtor has pledged collateral. The collateral is based upon the nature of the financing and the credit risk of the debtor. The Company generally is not permitted to sell or repledge the collateral unless the debtor defaults.

DETERMINATION OF FAIR VALUE - The fair values of the Company's derivative financial instrument positions at December 31, 2001 and 2000, were determined based upon current fair values as quoted by recognized dealers or developed based upon the present value of expected future cash flows discounted at the applicable U.S. Treasury rate, London Interbank Offered Rates (LIBOR) or swap spread.

FUEL STRATEGY - As a result of the significance of the Company's fuel costs and the historical volatility of fuel prices, the Company periodically use swaps, futures and/or forward contracts to mitigate adverse fuel price changes. In addition, the Company at times may use fuel swaptions to secure more favorable swap prices. The following is a summary of the Company's derivative financial instruments at December 31, 2001 and 2000:

Millions, Except Percentages and Average Commodity Prices                2001       2000
                                                                       --------   --------
Fuel hedging/swaptions:
   Number of gallons hedged for 2001[a] ............................        407        101
   Average price of 2001 hedges (per gallon) [b] ...................   $   0.66   $   0.68
   Number of gallons hedged for 2002[c] ............................        567         --
   Average price of 2002 hedges outstanding (per gallon)[b] ........   $   0.56         --
   Number of gallons hedged for 2003[d] ............................         63         --
   Average price of 2003 fuel consumption hedged (per gallon)[b] ...   $   0.56         --
                                                                       --------   --------

[a] Fuel hedges which were in effect during 2001. Fuel hedges include the swap portion of a swaption with a base term within 2001, and they exclude the option portion of the swaption to extend the swap past 2001.

[b]      Excluded taxes, transportation costs and regional pricing spreads.

[c] Fuel hedges which are in effect during 2002. These hedges expire December 31, 2002. Fuel hedges include the swap portions of the swaptions with base terms within 2002, and they exclude the option portions of the swaptions to extend the swaps past 2002.

[d] Fuel hedges which are in effect during 2003. These hedges expire December 31, 2003.

    The fair value asset and liability positions of the Company's outstanding derivative financial instruments at December 31, 2001 and 2000 were as follows:

Millions of Dollars                                            2001        2000
                                                              -------    --------
Fuel hedging:
   Gross fair value asset position .......................    $    --    $      2
   Gross fair value (liability) position .................        (11)         --
Fuel swaptions:
    Gross fair value asset position ......................         --          --
    Gross fair value (liability) position ................        (24)         --
                                                              -------    --------
Total net fair value asset (liability) position, net .....    $   (35)   $      2
                                                              -------    --------

    As of December 31, 2001, fuel hedging positions of $11 million will be reclassified from accumulated other comprehensive income to fuel expense over the life of the hedge as fuel is consumed. Fuel swaption positions will be reflected in the Consolidated Statements of Income as fuel expense over the life of the swap and as other income as the fair value of the outstanding option fluctuates.

   The Company's use of derivative financial instruments had the following impact on pre-tax income for the years ended December 31, 2001, 2000 and 1999:

Millions of Dollars                                                   2001      2000    1999
                                                                     ------    ------   ------
Decrease (increase) in fuel expense from fuel hedging ............   $  (14)   $   52   $   53
Decrease (increase) in fuel expense from fuel swaptions ..........       (6)       --       --
                                                                     ------    ------   ------
Decrease (increase) in operating expenses ........................      (20)       52       53
Increase (decrease) in other income, net from fuel swaptions .....      (18)       --       --
                                                                     ------    ------   ------
Increase (decrease) in pre-tax income ............................   $  (38)   $   52   $   53
                                                                     ------    ------   ------

FAIR VALUE OF DEBT INSTRUMENTS - The fair value of the Company's long- and short-term debt has been estimated using quoted market prices or current borrowing rates. At December 31, 2001 and 2000, the fair value of total debt exceeded the carrying value by approximately $93 million and $29 million, respectively. At December 31, 2001 and December 31, 2000, approximately $273 million and $435 million, respectively, of fixed-rate debt securities contain call provisions that allow the Company to retire the debt instruments prior to final maturity subject, in certain cases, to the payment of premiums.

SALE OF RECEIVABLES - The Railroad has sold, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to third parties through a bankruptcy-remote subsidiary. Receivables are sold at carrying value, which approximates fair value. The third parties have designated the Railroad to service the sold receivables. The amount of receivables sold fluctuates based upon the availability of the designated pool of receivables and is directly affected by changing business volumes and credit risks. At December 31, 2001 and 2000, accounts receivable are presented net of $600 million of receivables sold.

5. INCOME TAXES

The Company is included in the consolidated income tax return of the Corporation. The consolidated income tax liability of the Corporation is allocated among the parent and its subsidiaries on the basis of the separate contributions to the consolidated income tax liability, with full benefit of tax losses and credits made available through consolidation by allocation to the individual companies generating such losses and credits.

    Components of income tax expense were as follows for the years ended December 31, 2001, 2000 and 1999:

 Millions of Dollars     2001       2000       1999
                       --------   --------   --------
 Current:
     Federal .......   $    175   $     50   $   (124)
     State .........         10          5         (3)
                       --------   --------   --------
 Total current .....        185         55       (127)
                       --------   --------   --------
 Deferred:
     Federal .......        378        431        566
     State .........         50         25         26
                       --------   --------   --------
 Total deferred ....        428        456        592
                       --------   --------   --------
 Total .............   $    613   $    511   $    465
                       --------   --------   --------

    Deferred income tax liabilities (assets) were comprised of the following at December 31, 2001 and 2000:


Millions of Dollars                                2001        2000
                                                 --------    --------
Current liabilities ..........................   $   (272)   $   (339)
Net operating loss ...........................        (59)       (103)
                                                 --------    --------
Net current deferred income tax asset ........       (331)       (442)
                                                 --------    --------
Excess tax over book depreciation ............      7,801       7,664
State taxes, net .............................        618         592
Retirement benefits ..........................       (223)       (220)
Alternative minimum tax credits ..............       (130)         (5)
Net operating loss ...........................        (21)       (268)
Other ........................................        385         354
                                                 --------    --------
Net long-term deferred income tax liability ..      8,430       8,117
                                                 --------    --------
Net deferred income tax liability ............   $  8,099    $  7,675
                                                 --------    --------

    At December 31, 2001, the Company has a deferred income tax asset reflecting the benefits of $230 million in net operating loss carryforwards, which expire between 2009 and 2018. The Internal Revenue Code limits a corporation's ability to utilize net operating loss carryforwards. The Company does not expect these limits to impact its ability to utilize its carryforwards. The Company has analyzed its deferred income tax assets and believes a valuation allowance is not necessary.

    For the years ending December 31, 2001, 2000 and 1999, a reconciliation between statutory and effective tax rates of continuing operations is as follows:

Percentages                          2001           2000            1999
                                     ----           ----            ----
Statutory tax rate .........         35.0%          35.0%          35.0%
State taxes-net ............          2.4            1.3            1.1
Dividend exclusion .........         (0.7)          (1.0)          (0.9)
Tax settlements ............         (0.1)            --           (1.2)
Property contributions .....         (0.2)          (0.4)          (0.3)
Other ......................          0.3            0.7            1.5
Effective tax rate .........         36.7%          35.6%          35.2%
                                     ----           ----           ----

    The Internal Revenue Service is currently examining the Company's tax returns for 1986 through 1998. All years prior to 1986 are closed. The Company believes it has adequately provided for federal and state income taxes.

6. DEBT

Total debt as of December 31, 2001 and 2000, is summarized below:

Millions of Dollars                                           2001          2000
                                                           ----------    ----------
Intercompany borrowings from UPC, 7.5 ..................   $    5,003    $    5,082
Capitalized leases, due through 2024 ...................        1,439         1,435
Equipment obligations, 6.3% to 10.3% due through 2019 ..          619           842
Notes and debentures, 0% to 5.5% due through 2054 ......          190           211
Mortgage bonds, 4.3% to 4.8% due through 2030 ..........          153           154
Tax-exempt financings, 3.3% due through 2015 ...........           12            12
Unamortized discount ...................................          (53)          (50)
                                                           ----------    ----------
Total debt .............................................        7,363         7,686
Less current portion ...................................         (194)         (207)
                                                           ----------    ----------
Total long-term debt ...................................   $    7,169    $    7,479
                                                           ----------    ----------


DEBT MATURITIES - Aggregate debt maturities, excluding intercompany borrowings, as of December 31, 2001, are as follows:

Millions of Dollars

2002 ....................   $      194
2003 ....................          282
2004 ....................          170
2005 ....................          238
2006 ....................          149
Thereafter ..............        1,327
                            ----------
Total debt ..............   $    2,360
                            ----------

MORTGAGED PROPERTIES - At December 31, 2001 and 2000, approximately $9.4 billion and $9.6 billion, respectively, of Railroad properties secure outstanding equipment obligations and mortgage bonds.

INCOME-BASED SECURITIES - The Company has certain debt instruments which contain provisions that limit the payment of interest, require sinking fund installments and impose certain restrictions in the event all interest is not paid based upon available income levels. Other debt instruments contain provisions that may impose restrictions on the Company's ability to declare dividends on certain classes of capital stock (note 9).

SIGNIFICANT NEW FINANCINGS - During July 2001, UPRR entered into capital leases covering new locomotives. The related capital lease obligations totaled approximately $124 million and are included in the Statements of Consolidated Financial Position as debt.

7. LEASES

The Company leases certain locomotives, freight cars, trailers and other property. Future minimum lease payments for operating and capital leases with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2001 were as follows:

Millions of Dollars                             Operating Leases   Capital Leases
                                                ----------------   --------------
2002 .........................................   $        412       $      207
2003 .........................................            323              217
2004 .........................................            294              186
2005 .........................................            286              190
2006 .........................................            236              154
Later Years ..................................          1,665            1,497
                                                 ------------       ----------
Total minimum lease payments .................   $      3,216            2,451
                                                 ------------       ----------
Amount representing interest .................                          (1,012)
                                                                    ----------
Present value of minimum lease payments ......                      $    1,439
                                                                    ----------

   Rent expense for operating leases with terms exceeding one month was $571 million in 2001, $550 million in 2000 and $609 million in 1999. Contingent rentals and sub-rentals are not significant.

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

FUNDING AND BENEFIT PAYMENTS - Qualified and non-qualified pension benefits are based on years of service and the highest compensation during the latest years of employment. The qualified plans are funded based on the Projected Unit Credit actuarial funding method and are funded at not less than the minimum funding standards set forth in the Employee Retirement Income Security Act of 1974, as amended. The Company has settled a portion of the non-qualified unfunded supplemental plan's accumulated benefit obligation by purchasing annuities. Company contributions into the thrift plan are based on 50% of the participant's contribution, limited to 3% of the participant's base salary. Company thrift plan contributions were $11 million for each of the three years ended December 31, 2001, 2000, and 1999. The Company also provides medical and life insurance benefits on a cost sharing basis for qualifying employees. These costs are funded as incurred. In addition, contributions made to the System are expensed as incurred and amounted to approximately $429 million in 2001, $430 million in 2000, and $426 million in 1999.

    Changes in the Company's projected benefit obligation are as follows, for the years ended December 31, 2001 and 2000:

                                                                                              Other
                                                                 Pension                  Postretirement
                                                                 Benefits                    Benefits
                                                       --------------------------    ------------------------
Millions of Dollars                                        2001          2000          2001           2000
                                                       -----------    -----------    ----------    ----------
Net benefit obligation at beginning of year ........   $     1,534    $     1,382    $      381    $      357
Service cost .......................................            22             20             6             5
Interest cost ......................................           113            110            30            28
Plan amendments ....................................           (19)            (3)            2            --
Actuarial loss .....................................            55            124           101            27
Special termination benefits .......................            59             --             1            --
Gross benefits paid ................................          (110)           (99)          (34)          (36)
                                                       -----------    -----------    ----------    ----------
Net benefit obligation at end of year ..............   $     1,654    $     1,534    $      487    $      381
                                                       -----------    -----------    ----------    ----------


    As part of the work force reduction plan, discussed in note 14, the Company reclassified $59 million and $1 million in 2001 for pension and other postretirement benefits, respectively, from other current liabilities to retiree benefits obligation.

    Changes in the Company's benefit plan assets are as follows for the years ended December 31, 2001 and 2000:

                                                               Pension                 Other Postretirement
                                                               Benefits                      Benefits
Millions of Dollars                                       2001          2000           2001           2000
                                                       ----------    ----------      --------        ------
Fair value of plan assets at beginning of year .....   $    1,644    $    1,751      $     --        $   --
Actual return on plan assets .......................         (139)          (15)           --            --
Employer contributions .............................            9             7            34            36
Gross benefits paid ................................         (110)          (99)          (34)          (36)
                                                       ----------    ----------      --------        ------
Fair value of plan assets at end of year ...........   $    1,404    $    1,644      $     --        $   --
                                                       ----------    ----------      --------        ------


    The components of funded status of the benefit plans for the years ended December 31, 2001 and 2000 were as follows:

                                                          Pension              Other Postretirement
                                                          Benefits                    Benefits
Millions of Dollars                                  2001         2000           2001          2000
                                                 ----------    ----------    ----------    ----------
Funded status at end of year .................   $     (250)   $      110    $     (487)   $     (381)
Unrecognized net actuarial (gain) loss .......          (62)         (437)           72           (24)
Unrecognized prior service cost (credit) .....           65            96           (10)          (15)
Unrecognized net transition obligation .......           (5)           (6)           --            --
                                                 ----------    ----------    ----------    ----------
Net liability recognized at end of year ......   $     (252)   $     (237)   $     (425)   $     (420)
                                                 ----------    ----------    ----------    ----------


    At December 31, 2001 and 2000, $29 million and $25 million, respectively of the total pension and other post-retirement liability were classified as a current liability.

    Amounts recognized for the benefit plan liabilities in the Consolidated Statements of Financial Position for December 31, 2001 and 2000 consisted of:

                                                          Pension             Other Postretirement
                                                          Benefits                   Benefits
                                                 -------------------------   ------------------------
Millions of Dollars                                  2001         2000          2001          2000
                                                 ----------    ----------    ----------    ----------
Prepaid benefit cost .........................   $        5    $        4    $       --    $       --
Accrued benefit cost .........................         (257)         (241)         (425)         (420)
Additional minimum liability .................          (33)          (30)           --            --
Intangible assets ............................           22            27            --            --
Accumulated other comprehensive income .......           11             3            --            --
                                                 ----------    ----------    ----------    ----------
Net liability recognized at end of year ......   $     (252)   $     (237)   $     (425)   $     (420)
                                                 ----------    ----------    ----------    ----------

    The components of the Company's net periodic pension costs (income) for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                                           Pension                 Other Postretirement
                                                           Benefits                      Benefits
                                                   --------------------------    --------------------------
Millions of Dollars                                 2001      2000      1999      2001      2000       1999
                                                   ------    ------    ------    ------    ------    ------
Service cost ...................................   $   22    $   20    $   26    $    6    $    5    $    4
Interest cost ..................................      113       109        98        30        28        25
Expected return on assets ......................     (157)     (145)     (116)       --        --        --
Amortization of:
     Transition obligation .....................       (1)       (2)       (2)       --        --        --
     Prior service cost (credit ................       12        13        11        (2)       (3)       (3)
     Actuarial gain ............................      (23)      (26)       (9)       --        (2)       (1)
                                                   ------    ------    ------    ------    ------    ------
Total net periodic benefit cost (income) .......   $  (34)   $  (31)   $    8    $   34    $   28    $   25
                                                   ------    ------    ------    ------    ------    ------


    At December 31, 2001 and 2000, approximately 32% of the funded plans' assets each year were held in fixed-income and short-term securities, with the remainder in equity securities.

    The weighted-average actuarial assumptions for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                                          Pension                Other Postretirement
                                                         Benefits                       Benefits
                                                   -----------------------     ------------------------
Percentages                                        2001     2000      1999     2001      2000      1999
                                                   ----     ----      ----     ----      ----      ----
Discount rate ................................     7.25%     7.50%     8.00%    7.25%     7.50%    8.00%
Expected return on plan assets ...............     10.0      10.0      10.0      N/A       N/A      N/A
Rate of compensation increase ................     4.25      4.50      5.00     4.25      4.50     5.00
Health care cost trend:
     Current .................................      N/A       N/A       N/A     7.70      7.70     7.70
     Level in 2006 ...........................      N/A       N/A       N/A     5.50      5.50     5.50

    Assumed health care cost trend rates have a significant effect on the amount reported for health care plans. A one-percentage point change in the assumed health care cost trend rates would have the following effects on other postretirement benefits:

                                                           One % pt.    One % pt.
Millions of Dollars                                        Increase     Decrease
                                                           ---------    ---------
Effect on total service and interest cost components .....   $    4      $   (3)
Effect on postretirement benefit obligation ..............       45         (30)
                                                             ------      ------

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

    The number of shares shown in the Statements of Changes in Common Shareholders' Equity in the Consolidated Financial Statements, Item 8, excludes 2,665 shares of Common Stock and 232 shares of Class A Stock owned by Southern Pacific Rail Corporation, whose results are included in the Consolidated Financial Statements.

    The Company is subject to certain restrictions related to the payment of dividends. The amount of retained earnings available for dividends under the most restrictive test was $4.8 billion and $4.0 billion at December 31, 2001 and 2000, respectively.

10. STOCK OPTIONS AND OTHER STOCK PLANS

STOCK OPTIONS - The Railroad participates in the Corporation's stock incentive programs. The Corporation applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock plans. Pursuant to the Corporation's stock incentive plans for officers, key employees and non-employee directors, 12,461,025; 6,089,561; and 4,809,408 common shares were available for grant at December 31, 2001, 2000 and 1999, respectively. Options are granted at fair value on the grant date and are outstanding for a period of 10 years from the grant date. Options generally become exercisable no earlier than one year after grant.

DETERMINATION OF FAIR VALUE OF OPTIONS - The fair value of each stock option granted is estimated for the determination of pro forma expense using a Black-Scholes option-pricing model. The following table details the number of options granted, weighted-average exercise price of the options granted, weighted-average assumptions utilized in determining the pro forma expense and the weighted-average fair value of options for the years ended December 31, 2001, 2000 and 1999:

                                                     2001           2000           1999
                                                 -----------    -----------    -----------
Number of options granted ....................     1,219,550       175,850         40,750
Weighted-average exercise price ..............   $     49.92    $    41.53     $    54.35
Weighted-average assumptions:
     Dividend yield ..........................           1.4%          1.6%           1.8%
     Risk-free interest rate .................           4.3%          5.1%           6.4%
     Volatility ..............................          29.5%         31.4%          28.3%
     Expected option life (years) ............             4             4              4
Weighted-average fair value of options .......   $     13.13    $    11.71     $    14.84
                                                 -----------    ----------     ----------


    The expense impact of the option grant is determined as of the date of the grant and is reflected in pro forma results over the options' vesting period. Pro forma net income for 2001, 2000 and 1999, including compensation expense for options that vested in each year, was $1,039 million, $897 million, and $805 million, respectively.

    During 1998, the Corporation implemented a broad-based option program that granted each active employee the option to purchase 200 shares of UPC common stock at $55.00 per share. This program resulted in 11,124,000 new options in 1998 and generated an after-tax pro forma compensation expense of $7 million in 2001 and $28 million in both 2000 and 1999. The conversion of these options will be effected with treasury shares as the options were not issued under the stock option plan for officers and key employees.

    Changes in common stock options outstanding were as follows:

                                                    Weighted-Average
                                         Shares     Exercise Price
                                      -----------   ---------------
Balance January 1, 1999 ..........     20,274,314    $      51.19
Granted ..........................         40,750           54.35
Exercised ........................       (276,656)          28.34
Expired / surrendered ............       (196,300)          53.04
                                      -----------    ------------
Balance December 31, 1999 ........     19,842,108           51.51
Granted ..........................        175,850           41.53
Exercised ........................       (105,914)          28.97
Expired / surrendered ............        (84,197)          47.71
                                      -----------    ------------
Balance December 31, 2000 ........     19,827,847           51.50
Granted ..........................      1,219,550           49.92
Exercised ........................     (1,287,876)          38.88
Expired / surrendered ............     (1,940,300)          54.89
                                      -----------    ------------
Balance December 31, 2001 ........     17,819,221    $      52.02
                                      -----------    ------------

    Stock options outstanding at December 31, 2001 were as follows:

                                                         Weighted-Average
                                                            Remaining        Weighted-Average
                                    Number Outstanding   Contractual Life    Exercise Price
                                    ------------------   ----------------    ---------------
Range of exercise prices:
     $20.60 to $41.41 ............      1,140,572                    4        $      33.45
     $42.87 to $52.53 ............      4,553,864                    7               47.62
     $52.88 to $60.71 ............     12,124,785                    6               55.42
                                      -----------             --------        ------------
Balance December 31, 2001 ........     17,819,221                    6        $      52.02
                                      -----------             --------        ------------


    Stock options exercisable at December 31, 2001 were as follows:

                                                     Number     Weighted-Average
                                                  Exercisable   Exercise Price
                                                  -----------   ----------------
Range of exercise prices:
     $20.60 to $41.41 ........................      1,140,572   $      33.45
     $42.87 to $48.19 ........................      3,367,114          46.82
     $52.88 to $60.71 ........................     12,100,085          55.42
                                                  -----------   ------------
Balance December 31, 2001 ....................     16,607,771   $      52.17
                                                  -----------   ------------

OTHER INCENTIVE PLANS - The Corporation's plans provide for awarding retention shares of common stock or stock units (the right to receive shares of common stock) to eligible employees. These awards are subject to forfeiture if employment terminates during the prescribed retention period, generally three years, or, in some cases, if a certain prescribed stock price or other financial criteria are not met. During the year ended December 31, 2001, 223,502 retention shares and stock units were issued at a weighted-average fair value of $49.95. During 2000, 171,309 retention shares and stock units were issued at a weighted-average fair value of $41.22. During 1999, 18,700 retention shares and stock units were issued at a weighted-average fair value of $53.03. A portion of the retention awards issued in 1999 were subject to stock price or performance targets. The cost of retention awards is amortized to expense over the retention period.

    In November 2000, the Corporation approved the 2001 Long Term Plan (LTP). The LTP includes certain performance criteria and a retention requirement. During the year ended December 31, 2001, 766,900 performance retention shares and stock units were issued at a weighted-average fair value of $50.11. The cost of the LTP is expensed over the performance period which ends January 31, 2004.

    The Corporation adopted the Executive Stock Purchase Incentive Plan (ESPIP) effective October 1, 1999, in order to encourage and facilitate ownership of common stock by officers and other key executives of the Corporation and its subsidiaries. Under the ESPIP, the participants purchased a total of 542,000 shares of the Corporation's common stock with the proceeds of 6.02% interest-bearing, full recourse loans from the Corporation. Loans totaled $25 million. Deferred cash payments will be awarded to the participants to repay interest and the loan principal if certain performance and retention criteria are met within a 40-month period ending January 31, 2003. Dividends paid on the purchased shares were originally assigned to the Corporation to offset the accrued interest on the loan until certain performance criteria are met. The first performance criterion was satisfied in March 2001 and, accordingly thereafter, the dividends on the purchased shares are now paid directly to the participants, and a deferred cash payment equal to the net accrued interest will be paid to the participants at the expiration of the 40-month period. The cost of the ESPIP is amortized to expense over the 40-month period.

     During the year ended December 31, 2001, the Railroad expensed $8 million related to the other incentive plans described above. During the years ended December 31, 2001, 2000 and 1999, UPC expensed $4 million, $11 million and $3 million, respectively, attributable to the Railroad participants in the other incentive plans described above.

11. COMMITMENTS AND CONTINGENCIES

UNASSERTED CLAIMS - There are various claims and lawsuits pending against the Company and certain of its subsidiaries. It is not possible at this time for the Company to determine fully the effect of all unasserted claims on its consolidated financial condition, results of operations or liquidity; however, to the extent possible, where unasserted claims can be estimated and where such claims are considered probable, the Company has recorded a liability. The Company does not expect that any known lawsuits, claims, environmental costs, commitments, contingent liabilities or guarantees will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

ENVIRONMENTAL -The Company generates and transports hazardous and nonhazardous waste in its current and former operations, and is subject to federal, state and local environmental laws and regulations. The Company has identified approximately 370 active sites at which it is or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 48 sites that are the subject of actions taken by the U.S. government, 28 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, the Company's ultimate environmental liability may include costs relating to other parties, in addition to costs relating to its own activities at each site.

    When environmental issues have been identified with respect to the property owned, leased or otherwise used in the conduct of the Company's business, the Company and its consultants perform environmental assessments on such property. The Company expenses the cost of the assessments as incurred. The Company accrues the cost of remediation where its obligation is probable and such costs can be reasonably estimated.

    As of December 31, 2001, the Company has a liability of $171 million accrued for future environmental costs. The liability includes future costs for remediation and restoration of sites, as well as for ongoing monitoring costs, but excludes any anticipated recoveries from third parties. Cost estimates are based on information available for each site, financial viability of other potentially responsible parties, and existing technology, laws and regulations. The Company believes that it has adequately accrued for its ultimate share of costs at sites subject to joint and several liability. However, the ultimate liability for remediation is difficult to determine because of the number of potentially responsible parties involved, site-specific cost sharing arrangements with other potentially responsible parties, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites, and/or the speculative nature of remediation costs. The Company expects to pay out the majority of the December 31, 2001, environmental liability over the next five years, funded by cash generated from operations. The impact of current obligations is not expected to have a material adverse effect on the results of operations or financial condition of the Company.

PURCHASE OBLIGATIONS AND GUARANTEES - The Company and its subsidiaries periodically enter into financial and other commitments in connection with their businesses. At December 31, 2001, the Company had unconditional purchase obligations of $547 million for the purchase of locomotives as part of the Company's multi-year capital asset acquisition plan. In addition, the Company was contingently liable for $205 million in guarantees and $7 million in letters of credit at December 31, 2001. These contingent guarantees were entered into in the normal course of business and include guaranteed obligations of affiliated operations. The Company is not aware of any existing event of default which would require it to satisfy these guarantees.

OTHER - In December 2001, the Railroad entered into a synthetic operating lease arrangement to finance a new headquarters building which will be constructed in Omaha, Nebraska. The expected completion date of the building is 2004. It will total approximately 1.1 million square feet with approximately 3,800 office workspaces. The cost to construct the new headquarters, including capitalized interest, is approximately $260 million. Union Pacific Corporation has guaranteed the Railroad's obligation under this lease.

    UPRR will be the construction agent for the lessor. Total building related costs incurred and drawn from the lease funding commitments as of December 31, 2001, were approximately $10 million. After construction is complete, the lease has an initial term of five years and provisions for renewal for an extended period subject to agreement between the Railroad and lessor. At any time during the lease, the Railroad may, at its option, purchase the building at approximately the amount expended by the lessor to construct the building. If the Railroad elects not to renew the lease or purchase the building, the Railroad has guaranteed a residual value of approximately $220 million. At December 31, 2001, the Railroad has guaranteed, under certain circumstances, a residual value of less than $10 million.

RISK FACTORS - The Company's future results may be affected by changes in the economic environment, fluctuations in fuel prices, operational repercussions from any terrorist activities or government response thereto and external factors such as weather. Several of the commodities transported by the Company come from industries with cyclical business operations. As a result, prolonged negative changes in the U.S. and global economic conditions can have an adverse effect on the Company's operating results. In addition, to the extent that diesel fuel costs are not recovered through increased revenue, improved fuel conservation or mitigated by hedging activity, operating results for the Company can also be adversely affected.

12. OTHER INCOME

Other income included the following:


Millions of Dollars                                     2001      2000      1999
                                                       ------    ------    ------
Net gain on non-operating asset dispositions .......   $  133    $   88    $   71
Rental income ......................................       89        75        63
Interest Income ....................................        8         7        10
Other, net .........................................      (56)      (44)      (29)
Total ..............................................   $  174    $  126    $  115
                                                       ------    ------    ------

13. ACCOUNTING PRONOUNCEMENTS

In September 2000, the FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 140), replacing FASB No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 125). FAS 140 revises criteria for accounting for securitizations, other financial asset transfers and collateral and introduces new disclosures. FAS 140 was effective for fiscal 2000 with respect to the new disclosure requirements and amendments of the collateral provisions originally presented in FAS 125. All other provisions were effective for transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001. The provisions are to be applied prospectively with certain exceptions. The adoption of FAS 140 did not have a significant impact on the Company's Consolidated Financial Statements.

   In July 2001, the FASB issued Statement No. 141, "Business Combinations" (FAS
141). FAS 141 revises the method of accounting for business combinations and eliminates the pooling method of accounting. FAS 141 was effective for all business combinations that were initiated or completed after June 30, 2001. Management believes that FAS 141 will not have a significant impact on the Company's Consolidated Financial Statements.

   Also in July 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 142 revises the method of accounting for goodwill and other intangible assets. FAS 142 eliminates the amortization of goodwill, but requires goodwill to be tested for impairment at least annually at a reporting unit level. FAS 142 is effective for the Company's fiscal year beginning January 1, 2002. Management believes that FAS 142 will not have a material impact on the Company's Consolidated Financial Statements. In accordance with FAS 142, the Company will eliminate annual goodwill amortization of $2 million. At December 31, 2001, the Company had $50 million of goodwill remaining.

   In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 is effective for the Company's fiscal year beginning January 1, 2003, and requires the Company to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Management is in the process of evaluating the impact this standard will have on the Company's Consolidated Financial Statements.

   In addition, in October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" (FAS 144). FAS 144 replaces FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (FAS 121). FAS 144 develops one accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale. The accounting model applies to all long-lived assets, including discontinued operations, and it replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for disposal of segments of a business. FAS 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. FAS 144 also broadens the definition of discontinued operations. FAS 144 is effective for the Company's fiscal year beginning January 1, 2002. Management believes that FAS 144 will not have a significant impact on the Company's Consolidated Financial Statements.

14. WORK FORCE REDUCTION PLAN

Prompted by signs of an economic slowdown, the Company's Board of Directors approved a work force reduction plan (the Plan) in the fourth quarter of 2000. The Plan called for the elimination of approximately 2,000 Railroad positions during 2001. In December 2001, the Plan was completed with positions eliminated through a combination of subsidized early retirements, involuntary layoffs and attrition. The Plan affected both agreement and non-agreement employees across the entire 23-state Railroad system. As of December 31, 2001, 2,021 positions had been eliminated in accordance with the Plan. Of those eliminations, 1,051 were made through subsidized early retirements and involuntary layoffs with the remaining coming through attrition.

   The Company accrued $115 million pre-tax or $72 million after-tax in the fourth quarter of 2000 for costs related to the Plan. The expense was charged to salaries, wages and employee benefits in the Company's 2000 Consolidated Statements of Income. Plan liability activity in 2001 includes $49 million paid in cash or reclassified to contractual liabilities for severance benefits to 571 employees; $60 million of subsidized early retirement benefits covering 480 employees; with the remaining $6 million charged back against salaries, wages and employee benefits in the Company's Consolidated Statements of Income.

15. SELECTED QUARTERLY DATA (UNAUDITED)

Selected unaudited quarterly data are as follows:

Millions of Dollars, Except Per Share Amounts

2001                                               Mar. 31    June 30    Sep. 30    Dec. 31
                                                  --------   --------   --------    --------
Operating revenues ............................   $  2,655   $  2,700   $  2,727   $  2,718
Operating income ..............................        449        491        575        566
Net income ....................................        209        262        286        301
                                                  --------   --------   --------   --------

2000                                               Mar. 31    June 30    Sep. 30   Dec. 31[a]
                                                  --------   --------   --------   ----------
Operating revenues ............................   $  2,630   $  2,674   $  2,757   $  2,670
Operating income ..............................        465        539        563        336
Net income ....................................        214        264        274        174
                                                  --------   --------   --------   --------


[a] Included $115 million pre-tax ($72 million after-tax) work force reduction charge (see note 14).

                    ****************************************

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted in accordance with General Instruction I of Form 10-K.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Financial Statements, Financial Statement Schedules and Exhibits:

         (1)      Financial Statements

                  The financial statements filed as part of this filing are listed on the index to Consolidated Financial Statements, Item 8, on page 19.

         (2)      Financial Statement Schedules

                  Schedule II - Valuation and Qualifying Accounts

                  Schedules not listed above have been omitted because they are not applicable or not required or the information required to be set forth therein is included in the Consolidated Financial Statements, Item 8, or notes thereto.

         (3)      Exhibits

                  Exhibits are listed in the exhibit index on page 44.

(b)      Reports on Form 8-K

         On October 18, 2001, the Registrant filed a Current Report on Form 8-K announcing UPC's financial results for the third quarter of 2001.

         On January 24, 2002, the Registrant filed a Current Report on Form 8-K announcing UPC's financial results for the fourth quarter of 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 4th day of March, 2002.

                                       UNION PACIFIC RAILROAD COMPANY

                                       By  /s/ Richard K. Davidson
                                           ------------------------------------
                                           Richard K. Davidson, Chairman,
                                           Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, on this 4th day of March, 2002, by the following persons on behalf of the registrant and in the capacities indicated.

           PRINCIPAL EXECUTIVE OFFICER
           AND DIRECTOR:

                                                        /s/ Richard K. Davidson
                                                        ---------------------------------------
                                                        Richard K. Davidson, Chairman,
                                                        Chief Executive Officer and Director

           PRINCIPAL FINANCIAL OFFICER:

                                                        /s/ James R. Young
                                                        ---------------------------------------
                                                        James R. Young,
                                                        Chief Financial Officer

           PRINCIPAL ACCOUNTING OFFICER:

                                                        /s/ Richard J. Putz
                                                        ---------------------------------------
                                                        Richard J. Putz,
                                                        Chief Accounting Officer and Controller


DIRECTORS:

Philip F. Anschutz*                                     Elbridge T. Gerry, Jr.*
E. Virgil Conway*                                       Judith Richards Hope*
Thomas J. Donohue*                                      Richard J. Mahoney*
Archie W. Dunham*                                       Steven R. Rogel*
Spencer F. Eccles*                                      Richard D. Simmons*
Ivor J. Evans*                                          Ernesto Zedillo Ponce de Leon*


* By /s/ Thomas E. Whitaker
     ------------------------------------
     Thomas E. Whitaker, Attorney-in-fact

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate
Companies

Millions of Dollars, for the Years Ended December 31,                        2001        2000        1999
                                                                           --------    --------    --------
Allowance for doubtful accounts:
     Balance, beginning of period ......................................   $     98    $     94    $     73
     Charged to expense ................................................         30          11          22
     Deductions ........................................................        (18)         (7)         (1)
                                                                           --------    --------    --------
Balance, end of period .................................................   $    110    $     98    $     94
                                                                           --------    --------    --------
Accrued casualty costs:
     Balance, beginning of period ......................................   $  1,156    $  1,255    $  1,292
     Charged to expense ................................................        328         319         334
     Deductions ........................................................       (407)       (418)       (371)
                                                                           --------    --------    --------
Balance, end of period .................................................   $  1,077    $  1,156    $  1,255
                                                                           --------    --------    --------
Accrued casualty costs are presented in the Consolidated Statements of Financial Position as follows:
         Current .......................................................   $    350    $    345    $    344
         Long-term .....................................................        727         811         911
                                                                           --------    --------    --------
Balance, end of period .................................................   $  1,077    $  1,156    $  1,255
                                                                           --------    --------    --------

UNION PACIFIC RAILROAD COMPANY
EXHIBIT INDEX



Exhibit No.                Description

Filed with this Statement

12                         Ratio of Earnings to Fixed Charges.

24                         Powers of Attorney Executed by the Directors of UPRR.

Incorporated by Reference

2 Agreement and Plan of Merger, dated as of January 29, 1998, between UPRR and Southern Pacific Transportation Company (SPT) is incorporated herein by reference to Exhibit 2 to the Registrants' Current Report on Form 8-K dated February 13, 1998.

3(a) Amended Certificate of Incorporation of the Registrant, effective as of February 1, 1998, is incorporated herein by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

3(b) By-laws of the Registrant, as amended effective as of November 19, 1998, are incorporated herein by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

4 Pursuant to various indentures and other agreements, the Registrant has issued long-term debt. No such agreement has securities or obligations covered thereby which exceed 10% of the Registrant's total consolidated assets. The Registrant agrees to furnish the Commission with a copy of any such indenture or agreement upon request by the Commission.

10(a) Amended and Restated Anschutz Shareholders Agreement, dated as of July 12, 1996, among UPC, UPRR, The Anschutz Corporation (TAC), Anschutz Foundation (the Foundation) and Mr. Philip F. Anschutz, is incorporated herein by reference to Annex D to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to UPC's Registration Statement on Form S-4 (No. 33-64707).

10(b) Amended and Restated Registration Rights Agreement, dated as of July 12, 1996, among UPC, TAC and the Foundation is incorporated herein by reference to Annex H to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to UPC's Registration Statement on Form S-4 (No. 33-64707).

10(c) Amended and Restated Registration Rights Agreement, dated as of July 12, 1996, among UPC, UP Holding Company, Inc., Union Pacific Merger Co. and Southern Pacific Rail Corporation (SP) is incorporated herein by reference to Annex J to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to UPC's Registration Statement on Form S-4 (No. 33-64707).

10(d) Agreement, dated September 25, 1995, among UPC, UPRR, Missouri Pacific Railroad Company (MPRR), SP, SPT, The Denver & Rio Grande Western Railroad Company (D&RGW), St. Louis Southwestern Railway Company (SLSRC) and SPCSL Corp. (SPCSL), on the one hand, and Burlington Northern Railroad Company (BN) and The Atchison, Topeka and Santa Fe Railway Company (Santa
                           Fe), on the other hand, is incorporated by reference to Exhibit 10.11 to UPC's Registration Statement on Form S-4 (No. 33-64707).

10(e) Supplemental Agreement, dated November 18, 1995, between UPC, UPRR, MPRR, SP, SPT, D&RGW, SLSRC and SPCSL, on the one hand, and BN and Santa Fe, on the other hand, is incorporated herein by reference to
                           Exhibit 10.12 to UPC's Registration Statement on Form S-4 (No. 33-64707).