Form 10-Q
period 2002-03-31
UNION PACIFIC RAILROAD CO/DE
filed 2002-05-14
CIK 92259

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                     - OR -

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to ________________

                          Commission file number 1-6075

                         UNION PACIFIC RAILROAD COMPANY
             (Exact name of registrant as specified in its charter)

                   UTAH                                  94-6001323
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

    As of April 30, 2002, the Registrant had outstanding 7,130 shares of Common Stock, $10 par value, and 620 shares of Class A Stock, $10 par value.

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                         UNION PACIFIC RAILROAD COMPANY
                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                                                 PAGE NUMBER
                                                                                                                 -----------
  Item 1: Consolidated Financial Statements:

          CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
             For the Three Months Ended March  31, 2002 and 2001............................................            3

          CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
             At March 31, 2002 (Unaudited) and December 31, 2001............................................            4

          CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
             For the Three Months Ended March 31, 2002 and 2001.............................................            5

          CONSOLIDATED STATEMENT OF CHANGES IN COMMON SHAREHOLDERS' EQUITY
               (Unaudited)
             For the Three Months Ended March 31, 2002......................................................            6

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)............................................         7-10

  Item 2: Management's Narrative Analysis of the Results of Operations......................................        11-15

  Item 3: Quantitative and Qualitative Disclosures About Market Risk........................................           15

                                            PART II. OTHER INFORMATION

  Item 1: Legal Proceedings.................................................................................           16

  Item 6: Exhibits and Reports on Form 8-K..................................................................           17

  Signature.................................................................................................           18

PART I. FINANCIAL INFORMATION


ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate
Companies

                                   Millions, Except Ratios,
                                   For the Three Months Ended March 31,                        2002     2001
                                   ------------------------------------                     -------  -------
 OPERATING REVENUES                Rail................................................     $ 2,649  $ 2,655
                                                                                            -------  -------
 OPERATING EXPENSES                Salaries, wages and employee benefits...............         891      894
                                   Equipment and other rents...........................         313      307
                                   Depreciation........................................         282      279
                                   Fuel and utilities..................................         224      333
                                   Materials and supplies..............................         118      123
                                   Casualty costs......................................          85       86
                                   Other costs.........................................         228      184
                                                                                            -------  -------
                                   Total...............................................       2,141    2,206
                                                                                            -------  -------
 INCOME                            Operating income....................................         508      449
                                   Other income .......................................          19       29
                                   Interest expense....................................        (139)    (147)
                                                                                            -------  -------
                                   Income before income taxes..........................         388      331
                                   Income taxes........................................        (145)    (122)
                                                                                            -------  -------
                                   Net income..........................................     $   243  $   209
                                                                                            -------  -------
                                   Ratio of earnings to fixed charges..................         3.5      3.0
                                                                                            -------  -------


The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate
Companies

                                                                             (Unaudited)
                                                                                Mar. 31,         Dec. 31,
                        Millions of Dollars                                         2002             2001
                        -------------------                                  -----------       ----------
ASSETS
Current Assets          Cash and temporary investments.................       $       85       $       87
                        Accounts receivable, net.......................              497              440
                        Inventories....................................              244              250
                        Current deferred income taxes..................              331              331
                        Other current assets...........................              179              145
                                                                              ----------       ----------
                        Total..........................................            1,336            1,253
                                                                              ----------       ----------
Investments             Investments in and advances to affiliated
                           companies...................................              744              708
                        Other investments..............................               56               77
                                                                              ----------       ----------
                        Total..........................................              800              785
                                                                              ----------       ----------
Properties              Cost...........................................           35,699           35,440
                        Accumulated depreciation.......................           (7,361)          (7,177)
                                                                              ----------       ----------
                        Net............................................           28,338           28,263
                                                                              ----------       ----------
Other                   Other assets...................................              278              262
                                                                              ----------       ----------
                        Total assets...................................       $   30,752       $   30,563
                                                                              ----------       ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities     Accounts payable...............................       $      442       $      498
                        Accrued wages and vacation.....................              363              351
                        Accrued casualty costs.........................              344              350
                        Income and other taxes.........................              305              284
                        Debt due within one year.......................              203              194
                        Interest.......................................               60               75
                        Other current liabilities......................              469              550
                                                                              ----------       ----------
                        Total..........................................            2,186            2,302
Other Liabilities and   Intercompany borrowing from UPC................            5,125            5,003
Shareholders' Equity    Third-party debt due after one year............            2,089            2,166
                        Deferred income taxes..........................            8,499            8,430
                        Accrued casualty costs.........................              722              727
                        Retiree benefits obligation....................              653              659
                        Other long-term liabilities....................              410              429
                        Redeemable Preference Shares ..................               20               21
                        Commitments and contingencies
                        Common shareholders' equity....................           11,048           10,826
                                                                              ----------       ----------
                        Total liabilities and shareholders' equity.....       $   30,752       $   30,563
                                                                              ----------       ----------

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate
Companies

                                Millions of Dollars,
                                For the Three Months Ended March 31,                         2002        2001
                                ------------------------------------                      -------     -------
OPERATING ACTIVITIES            Net income...........................................     $   243     $   209

                                Non-cash charges to income:
                                   Depreciation......................................         282         279
                                   Deferred income taxes.............................          52          62
                                   Other, net........................................         (25)       (101)
                                Changes in current assets and liabilities, net.......        (210)       (162)
                                                                                          -------     -------
                                Cash provided by operating activities................         342         287
                                                                                          -------     -------
INVESTING ACTIVITIES            Capital investments..................................        (352)       (355)
                                Other investing activities, net......................           5          (2)
                                                                                          -------     -------
                                Cash used in investing activities....................        (347)       (357)
                                                                                          -------     -------
FINANCING ACTIVITIES            Dividends paid to parent.............................         (50)        (54)
                                Debt repaid..........................................         (69)        (50)
                                Financings, net......................................         122         133
                                                                                          -------     -------
                                Cash provided by financing activities................           3          29
                                                                                          -------     -------
                                Net change in cash and temporary investments.........          (2)        (41)

                                Cash and temporary investments at beginning of
                                   period............................................          87          88
                                                                                          -------     -------
                                Cash and temporary investments at end of period......     $    85     $    47
                                                                                          -------     -------
CHANGES IN CURRENT              Accounts receivable, net.............................     $   (57)    $   (50)
ASSETS AND LIABILITIES, NET     Inventories..........................................           6          24
                                Other current assets.................................         (34)          3
                                Accounts, wages and vacation payable.................         (44)       (122)
                                Other current liabilities............................         (81)        (17)
                                                                                          -------     -------
                                Total................................................     $  (210)    $  (162)
                                                                                          -------     -------
                                Supplemental Cash Flow Information:
                                   Cash paid (received) during the period for:
                                       Interest......................................     $   157     $   161

                                       Income taxes, net.............................          50         (26)
                                                                                          -------     -------

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN COMMON SHAREHOLDERS' EQUITY (UNAUDITED) Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate Companies

                                                                                          Accumulated Other
                                                                                     Comprehensive Income (Loss)
                                                                          -----------------------------------------------
                                                                              Minimum      Foreign
Millions of Dollars,                   [a]      [b]     Paid-                 Pension     Currency
For the Three Months Ended          Common  Class A       in-   Retained    Liability  Translation   Derivative
March 31, 2002                      Shares   Shares   Surplus   Earnings  Adjustments  Adjustments  Adjustments     Total     Total
--------------------------       --------- --------  --------   --------  -----------  -----------  -----------  -------- ---------
Balance at December 31, 2001 ... $     --  $     --  $  4,782   $  6,055   $      (7)    $      3    $     (7)   $   (11) $ 10,826
                                 --------  --------  --------   --------   ---------     --------    --------    -------  --------
Net income .....................       --        --        --        243          --           --          --         --       243
Other comprehensive income,
  net of tax ...................       --        --        --         --          --            3          26         29        29
                                                                                                                          --------
Comprehensive income ...........                                                                                               272
Dividends ......................       --        --        --        (50)         --           --          --         --       (50)
                                 --------  --------  --------   --------   ---------     --------    --------    -------  --------
Balance at March 31, 2002 ...... $     --  $     --  $  4,782   $  6,248   $      (7)    $      6    $     19    $    18  $ 11,048
                                 --------  --------  --------   --------   ---------     --------    --------    -------  --------


[a]  Common Stock $10.00 par value; 9,200 shares authorized; 4,465 outstanding.

[b]  Class A Stock, $10.00 par value, 800 shares authorized; 388 outstanding.


The accompanying notes are an integral part of these Consolidated Financial Statements.

         UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY AND
                              AFFILIATE COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1. RESPONSIBILITIES FOR FINANCIAL STATEMENTS - Union Pacific Railroad Company (the Registrant), a Class I railroad incorporated in Delaware and an indirect wholly-owned subsidiary of Union Pacific Corporation (the Corporation or UPC), together with a number of wholly-owned and majority-owned subsidiaries, certain affiliates and various minority-owned companies (collectively, the Company or Railroad), operates various railroad and railroad-related businesses. The Consolidated Financial Statements of the Company are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented. The Statement of Consolidated Financial Position at December 31, 2001 is derived from audited financial statements. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results for the year ending December 31, 2002. Certain prior year amounts have been reclassified to conform to the 2002 financial statement presentation.

2. FINANCIAL INSTRUMENTS

STRATEGY AND RISK - The Company and its subsidiaries use derivative financial instruments in limited instances for other than trading purposes to manage risk related to changes in fuel prices. The Company uses swaps, futures and/or forward contracts to mitigate the downside risk of adverse price movements and hedge the exposure to variable cash flows. The use of these instruments also limits future gains from favorable movements. The purpose of these programs is to protect the Company's operating margins and overall profitability from adverse fuel price changes.

     The Company may also use swaptions to secure near-term swap prices. Swaptions are swaps that are extendable past their base period at the option of the counterparty. Swaptions do not qualify for hedge accounting treatment.

MARKET AND CREDIT RISK - The Company addresses market risk related to derivative financial instruments by selecting instruments whose value fluctuations highly correlate with the underlying item being hedged. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring high credit standards for counterparties and periodic settlements. At March 31, 2002, the Company has not been required to provide collateral, nor has the Company received collateral relating to its hedging activity.

DETERMINATION OF FAIR VALUE - The fair values of the Company's derivative financial instrument positions at March 31, 2002 and December 31, 2001, detailed below, were determined based upon current fair values as quoted by recognized dealers or developed based upon the present value of expected future cash flows discounted at the applicable U.S. Treasury rate, London Interbank Offered Rates (LIBOR) or swap spread.

FUEL STRATEGY - Fuel costs are a significant portion of the Company's total operating expenses. As a result of the significance of fuel costs and the historical volatility of fuel prices, the Company uses swaps, futures and/or forward contracts to mitigate the impact of adverse fuel price changes. In addition, the Company at times may use swaptions to secure near-term swap prices.

     The following is a summary of the Company's derivative financial instruments at March 31, 2002 and December 31, 2001:

Millions,                                                                              Mar. 31,  Dec. 31,
Except Percentages and Average Commodity Prices                                            2002      2001
-----------------------------------------------                                        --------  --------
Fuel hedging/swaptions:
     Number of gallons hedged for 2001[a]...........................................         --       407
     Average price of 2001 hedges (per gallon)[b]...................................    $    --   $  0.66
     Number of gallons hedged for the remainder of 2002[c]..........................        425       567
     Average price of 2002 hedges outstanding (per gallon)[b].......................    $  0.57   $  0.56
     Number of gallons hedged for 2003[c]...........................................         63        63
     Average price of 2003 hedges outstanding (per gallon)[b].......................    $  0.56   $  0.56
                                                                                        -------   -------


[a] Fuel hedges expired December 31, 2001. Fuel hedges included the swap portion of a swaption with a base term expiring December 31, 2001, and they excluded the option portion of the swaption to extend the swap through December 31, 2002.

[b]  Excluding taxes, transportation costs and regional pricing spreads.

[c] Fuel hedges expire December 31, 2002. Fuel hedges include the swap portions of the swaptions with base terms expiring December 31, 2002, and they exclude the option portions of the swaptions to extend the swaps through December 31, 2003.

     The fair value asset and liability positions of the Company's outstanding derivative financial instruments at March 31, 2002 and December 31, 2001 were as follows:

                                                                                      Mar. 31,       Dec. 31,
Millions of Dollars                                                                       2002           2001
-------------------                                                                   --------       --------
Fuel hedging:
     Gross fair value asset position................................................   $   32         $   --
     Gross fair value (liability) position..........................................       (2)           (11)
Fuel swaptions:
     Gross fair value asset position................................................        2             --
     Gross fair value (liability) position..........................................      (13)           (24)
                                                                                       ------         ------
Total fair value asset (liability) position, net....................................   $   19         $  (35)
                                                                                       ------         ------

     Fuel hedging positions will be reclassified from accumulated other comprehensive income to fuel expense over the life of the hedge as fuel is consumed. Rail fuel swaption positions will be reflected in the Consolidated Statements of Income as fuel expense over the life of the swap and as other income as the fair value of the outstanding option fluctuates.

     The Company's use of derivative financial instruments had the following impact on pre-tax income for the three months ended March 31, 2002 and 2001:

                                                                                          Three Months
                                                                                       Ended March 31,
Millions of Dollars                                                                    2002       2001
-------------------                                                                  ------      -----
Decrease (increase) in fuel expense from fuel hedging...........................     $   (6)     $   2
Decrease (increase) in fuel expense from fuel swaptions.........................         10         --
                                                                                     ------      -----
Decrease (increase) in operating expenses.......................................          4          2
Increase (decrease) in other income, net from fuel swaptions....................          3         --
                                                                                     ------      -----
Increase (decrease) in pre-tax income...........................................     $    7      $   2
                                                                                     ------      -----

     At March 31, 2002, there was no ineffectiveness recorded within fuel expense for hedging.

SALE OF RECEIVABLES - The Railroad has sold, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to third parties through a bankruptcy-remote subsidiary. Receivables are sold at carrying value, which approximates fair value. The amount of receivables sold fluctuates based upon the availability of the designated pool of receivables and is directly affected by changing business volumes and credit risks. At March 31, 2002 and December 31, 2001, accounts receivable are presented net of approximately $600 million receivables sold. During May, the sale of receivables program was renewed for one year without any significant term changes.

3. CAPITAL STOCK - The number of shares shown in the Common Stock section of the Consolidated Statement of Changes in Common Shareholders' Equity excludes 2,665 shares of Common Stock and 232 shares of Class A Stock owned by Southern Pacific, an affiliate of the Registrant, whose results are included in the Company's Consolidated Financial Statements.

4. OTHER INCOME - Other income included the following for the three months ended March 31, 2002 and 2001:

                                                                                              Three Months
                                                                                           Ended March 31,
Millions of Dollars                                                                         2002      2001
-------------------                                                                       ------     -----
Net gain on non-operating asset dispositions............................................  $    8     $  17
Rental income...........................................................................      11        17
Interest income.........................................................................       1         1
Other, net..............................................................................      (1)       (6)
                                                                                          ------     -----
Total...................................................................................  $   19     $  29
                                                                                          ------     -----

5. RATIO OF EARNINGS TO FIXED CHARGES - The ratio of earnings to fixed charges has been computed on a consolidated basis. Earnings represent net income less equity in undistributed earnings of unconsolidated affiliates, plus income taxes and fixed charges. Fixed charges represent interest, amortization of debt discount and the estimated interest portion of rental charges.

6. COMMITMENTS AND CONTINGENCIES

CLAIMS AND LITIGATION - There are various claims and lawsuits pending against the Company, in addition to unasserted claims. It is not possible at this time for the Company to determine fully the effect of all such claims on its consolidated financial condition, results of operations or liquidity; however, to the extent possible, where unasserted claims can be estimated and where such claims are considered probable, the Company has recorded a liability. The Company does not expect that any known lawsuits or claims, including unasserted claims, will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

     Western Resources (Western) filed a complaint on January 24, 2000 in the U.S. District Court for the District of Kansas alleging that UPRR and The Burlington Northern Santa Fe Railway Company (BNSF) materially breached their service obligations under the transportation contract to deliver coal in a timely manner to Western's Jeffrey Energy Center. The original complaint sought recovery of consequential damages and termination of the contract, excusing Western from further performance. In an amended complaint filed September 1, 2000, Western claimed the right to retroactive termination and added a claim for restitution. On October 23, 2001, Western moved for leave to file a second amendment to its complaint to add counts for innocent misrepresentation and negligent misrepresentation and to request rescission of the contract. During the period covered by this report, Western's motion for leave to amend the complaint was denied by the magistrate on grounds that the motion was not timely. Western has requested the judge to reconsider this ruling by the magistrate, and the railroads will object to this motion. Additionally, by motion of the court, the trial date for this action, originally set for May of 2002, has been rescheduled to August 6, 2002. The railroads are vigorously defending this lawsuit, and UPRR and BNSF have filed two motions seeking dismissal of the termination and restitution claims, both of which are still pending. The railroads believe they have substantial defenses in the cases and intend to continue to defend it aggressively.

ENVIRONMENTAL - The Company generates and transports hazardous and nonhazardous waste in its current and former operations, and is subject to federal, state and local environmental laws and regulations. The Company has identified approximately 370 active sites at which it is or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 48 sites that are the subject of actions taken by the U.S. government, 28 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, the Company's ultimate environmental liability may include costs relating to other parties, in addition to costs relating to its own activities at each site.

   When environmental issues have been identified with respect to the property owned, leased or otherwise used in the conduct of the Company 's business, the Company and its consultants perform environmental assessments on such property. The Company expenses the cost of the assessments as incurred. The Company accrues the cost of remediation where its obligation is probable and such costs can be reasonably estimated.

   As of March 31, 2002, the Company has a liability of $165 million accrued for future environmental costs. The liability includes future costs for remediation and restoration of sites, as well as for ongoing monitoring costs, but excludes any anticipated recoveries from third parties. Cost estimates are based on information available for each site, financial viability of other potentially responsible parties, and existing technology, laws and regulations. The Company believes that it has adequately accrued for its ultimate share of costs at sites subject to joint and several liability. However, the ultimate liability for remediation is difficult to determine because of the number of potentially responsible parties involved, site-specific cost sharing arrangements with other potentially responsible parties, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites, and/or the speculative nature of remediation costs. The Company expects to pay out the majority of the March 31, 2002, environmental liability over the next five years, funded by cash generated from operations. The impact of current obligations is not expected to have a material adverse effect on the results of operations or financial condition of the Company.

OTHER MATTERS - The Company periodically enters into financial and other commitments in connection with its businesses. It is not possible at this time for the Company to determine fully the effect of all unasserted claims on its consolidated financial condition, results of operations or liquidity; however, to the extent possible, where unasserted claims can be estimated and where such claims are considered probable, the Company has recorded a liability. The Company does not expect that any known lawsuits, claims, environmental costs, commitments, contingent liabilities or guarantees will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

7. ACCOUNTING PRONOUNCEMENTS - In July 2001, the Financial Accounting Standards Board (FASB) issued FAS 142, "Goodwill and Other Intangible Assets". FAS 142 revises the method of accounting for goodwill and other intangible assets. FAS 142 eliminates the amortization of goodwill, but requires goodwill to be tested for impairment at least annually at a reporting unit level. FAS 142 became effective for the Company on January 1, 2002. The adoption of FAS 142 did not have a significant impact on the Company's Consolidated Financial Statements. In accordance with FAS 142, the Company eliminated annual goodwill amortization of $2 million. At March 31, 2002, the Company had $50 million of goodwill remaining.

     In August 2001, the FASB issued FAS 143, "Accounting for Asset Retirement Obligations". FAS 143 requires the Company to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and is effective for the Company's fiscal year beginning January 1, 2003. Management is in the process of evaluating the impact this standard will have on the Company's Consolidated Financial Statements.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

    UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY AND AFFILIATE
                                   COMPANIES
                              RESULTS OF OPERATIONS

                  THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO
                        THREE MONTHS ENDED MARCH 31, 2001

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Narrative Analysis of the Results of Operations addresses Union Pacific Railroad Company's Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may vary under different assumptions or conditions.

     Management believes the following accounting policies are among the most critical in the preparation of the Consolidated Financial Statements, in that they depend upon the application of judgements and the extensive use of estimates.

Revenue recognition - The Company recognizes transportation revenues on a percentage-of-completion basis as freight moves from origin to destination. Other revenue is recognized as service is performed or contractual obligations are met.

Environmental costs - When environmental issues have been identified with respect to the property owned, leased or otherwise used in the conduct of the Company's business, the Company and its consultants perform environmental assessments on such property. The Company expenses the cost for the assessments as incurred. The Company accrues the cost of remediation where its obligation is probable and such costs can be reasonably estimated.

Personal injury - The cost of injuries to employees and others on Railroad property is charged to expense based on actuarial estimates of the ultimate cost and number of incidents each year.

NET INCOME - Rail operations reported record net income in the first quarter of 2002 of $243 million, compared to net income of $209 million in 2001, an increase of $34 million (16%). The increase in earnings resulted primarily from lower fuel prices and lower interest expense combined with productivity gains and cost control efforts. These improvements were partially offset by inflation, lower real estate sales and higher other costs due primarily to decreased spending in the first quarter of 2001. Productivity is measured as total output during the quarter. Total output is measured by both gross ton miles per inflation-adjusted expense dollar and gross ton miles per employee. Cost control is defined as focused actions to reduce discretionary spending and to minimize failure costs.

OPERATING REVENUES - Operating revenues of $2.6 billion is comprised of Commodity Revenue and other revenues. Other revenues primarily include subsidiary revenue from various companies that are wholly owned or majority owned by the Railroad, revenue from the Chicago commuter rail operations and accessorial revenue earned due to customer detainment of railroad owned or controlled equipment. Rail operating revenues decreased $6 million compared to 2001 to $2.6 billion. Revenue carloads were essentially flat with increases in the energy and automotive commodity groups offset by decreases in the other four commodity groups of agricultural, chemicals, industrial products and intermodal. The decrease in other revenue was the result of lower accessorial and subsidiary revenues.

     The following tables summarize the year-over-year changes in rail commodity revenue, revenue carloads and average revenue per car by commodity type:

Commodity Revenue                                  Three Months Ended March 31,              %
Millions of Dollars                                     2002               2001         Change
-------------------                                ---------          ---------      ---------
Agricultural ...................................   $     369          $     370            --
Automotive .....................................         283                276             2
Chemicals ......................................         385                390            (1)
Energy .........................................         582                593            (2)
Industrial Products ............................         474                472            --
Intermodal .....................................         455                450             1
                                                   ---------          ---------      --------
Total ..........................................   $   2,548          $   2,551            --
                                                   ---------          ---------      --------

Revenue Carloads                                   Three Months Ended March 31,              %
Thousands                                               2002               2001         Change
----------------                                   ---------          ---------      ---------
Agricultural ...................................         219                219            --
Automotive .....................................         193                185             4
Chemicals ......................................         217                219            (1)
Energy .........................................         545                537             2
Industrial Products ............................         323                336            (4)
Intermodal .....................................         681                683            --
                                                   ---------          ---------      --------
Total ..........................................       2,178              2,179            --
                                                   ---------          ---------      --------

Average Revenue                                    Three Months Ended March 31,              %
Per Car                                                 2002               2001         Change
---------------                                    ---------          ---------      ---------
Agricultural ...................................   $   1,688          $   1,688            --
Automotive .....................................       1,462              1,486            (2)
Chemicals ......................................       1,771              1,778            --
Energy .........................................       1,068              1,106            (3)
Industrial Products ............................       1,469              1,405             5
Intermodal .....................................         668                659             1
                                                   ---------          ---------      --------
Total ..........................................   $   1,170          $   1,171            --
                                                   ---------          ---------      --------

Agricultural - Revenue, carloads and average revenue per car were consistent with 2001. Domestic wheat shipments declined substantially, due to weak demand and fewer exports of flour and sacked wheat for the U.S. Government Food for Peace program. Offsetting the decline were gains from increased demand for livestock feed and meals and oils combined with increased shipments of frozen food products.

Automotive - Revenue increased 2%, as a 4% increase in carloads was partially offset by a 2% decrease in average revenue per car. Finished vehicle shipments increased 9%, primarily due to market share gains. Materials shipments declined 5% due to reduced production in Mexico. Average revenue per car declined due to a combination of competitive pressures and changes in the equipment mix.

Chemicals - Revenue declined 1%, due to a 1% decrease in carloads. Volume declines were primarily the result of the soft economy as weak demand for industrial production reduced liquid and dry chemical shipments. Fertilizer shipments declined due to timing and full warehouse inventories, as many shipments moved in the fourth quarter of 2001. This decline was partially offset by an increase in revenue for domestic soda ash and petroleum products.

Energy - Revenue decreased 2%, as a 2% increase in carloads was more than offset by a 3% decline in average revenue per car. First quarter records were set for total coal carloads and total tons hauled. Coal trains loaded per day in the Southern Powder River Basin in Wyoming also set a record as the highest quarter ever. These increases were driven by efficient train performance and favorable weather conditions compared to 2001. However, the mild winter weather reduced demand late in the quarter. Average revenue per car declined primarily due to the impact of contract price negotiations on expiring long term contracts with certain major customers.

Industrial Products - Revenue was flat, as a 4% decline in carloads was offset by a 5% increase in average revenue per car. The volume decline was mainly the result of the soft economy, which had a negative effect on many economically sensitive commodities including steel and paper products. Steel producers were adversely impacted by high levels of low-cost imported steel which forced plant shutdowns and bankruptcies. Ferrous scrap and metallic minerals shipments were also negatively impacted by the weak steel market. Offsetting these declines were volume increases in construction-related commodities, led by cement and stone, as strong building and road construction activity continued in the South and Southwestern regions of the country. Lumber volumes increased due to strong housing construction and demand for lumber production. Average revenue per car increased due to price increases and a greater mix of longer average length of haul business, mainly lumber.

Intermodal - Revenue increased 1% and was a first quarter record due to a 1% increase in average revenue per car. Volume declined in the domestic business segments as the result of soft economic demand. In addition, the voluntary action of reducing low-margin trailer business in favor of higher-margin containers contributed to the decline. Offsetting the domestic decline was an increase in international shipments, due to higher import demand and increased market share. The increase in average revenue per car was due to a greater mix of longer average length of haul business and price increases.

OPERATING EXPENSES - Operating expenses decreased $65 million (3%) to $2.1 billion in 2002. Lower fuel prices and savings from lower force levels and productivity improvements more than offset inflation, higher other costs due to decreased spending in 2001 and increased lease and depreciation expense.

Salaries, Wages and Employee Benefits - Salaries, wages and employee benefits decreased $3 million in 2002 to $891 million. A 3% reduction in employee force levels and improvements in worker productivity more than offset wage and employee benefits inflation. Volume related costs also increased due to 3% growth in gross ton miles.

Equipment and Other Rents - Equipment and other rents primarily includes rental expense UPRR pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; other specialty equipped vehicle leases; and office and other rentals. Expenses increased $6 million (2%) compared to 2001 due primarily to higher expenses for locomotive leases and office and miscellaneous rentals partially offset by the decrease in car cycle times (the average number of accumulated days that loaded and empty cars from other railroads spend on the Railroad's system during a month) and lower volume-related cost. The higher locomotive lease expense is due to the Railroad's increased leasing of new, more reliable and fuel efficient locomotives. These new locomotives replaced older, non-leased models in the fleet, which helped reduce expenses for depreciation, labor, materials and fuel during the year. The decrease in car cycle times is partially attributable to improved train speed and reduced online inventories. The decrease in volume costs was attributable to a decline in carloads in business segments such as industrial products and chemicals that utilize a high percentage of rented freight cars.

Depreciation - The majority of depreciation relates to road property, with the balance for locomotives, freight cars, and computer equipment and other. Depreciation expense increased $3 million (1%) over 2001, resulting from capital spending in recent years. Capital spending totaled $352 million in the first quarter 2002 compared to $355 million in 2001. Capital spending for the year totaled $1.7 billion in 2001 and in 2000 and $1.8 billion in 1999.

Fuel and Utilities - Fuel and utilities is comprised of locomotive fuel, utilities other than telephone, and gasoline and other fuels. Expenses decreased $109 million (33%). The decrease was driven by both lower fuel prices and a lower fuel consumption rate, as measured by gallons consumed per thousand gross ton miles. Fuel prices averaged 61 cents per gallon in 2002 compared to 92 cents per gallon in 2001, including taxes, transportation costs and regional pricing spreads of 9 cents and 17 cents in 2002 and 2001, respectively. Lower fuel prices in 2002 resulted in a $99 million reduction in fuel expense. The lower consumption rate decreased fuel expense by $11 million but was partially offset by a 3% increase in gross ton miles which increased fuel expense by $10 million. The Railroad hedged approximately 44% of its fuel consumption for the first quarter, which decreased fuel costs by $4 million. As of March 31, 2002, expected fuel consumption for the remainder of 2002 is 43% hedged at 57 cents per gallon (excluding taxes, transportation costs and regional pricing spreads) and is 5% hedged at 56 cents per gallon (excluding taxes, transportation costs and regional pricing spreads) for 2003. Utilities, gasoline, and propane expenses decreased $9 million primarily due to lower rates and fuel prices.

Materials and Supplies - Materials used for the maintenance of the railroad's lines, structures, and equipment is the principle component of materials and supplies expense. Office, small tools, and other supplies, and the costs of freight services purchased to ship company materials are also included. Expenses decreased $5 million, primarily reflecting locomotive overhaul reductions. Locomotive overhauls decreased due to acquisition of new, more-reliable locomotives during the past year and the sale of older units, which required higher maintenance.

Casualty Costs - The largest component of casualty costs is expenses associated with personal injury. Freight and property damage; and bad debt, insurance, and environmental matters are also included in casualty costs. Costs decreased $1 million (1%) compared to 2001, as lower costs for damaged freight cars were partially offset by slightly higher costs for bad debt and personal injury.

Other Costs - Other costs includes the costs of services purchased from outside contractors, state and local taxes, net costs of operating facilities jointly used by UPRR and other railroads, transportation and lodging for train crew employees, leased automobile maintenance expenses, telephone and cellular expense, employee travel expense, and computer and other general expenses partially offset by credits for overhead expenses charged to capital projects. Expenses increased $44 million (24%) compared to 2001 primarily due to decreased spending for contract services and other work in the first quarter of 2001 and higher state and local taxes in 2002. Contract services and other work was delayed in the first quarter of 2001 in an effort to offset the effects of the slowing economy which, at the time, was expected to quickly recover in the later half of the year.

OPERATING INCOME - Operating income increased $59 million (13%) to a first quarter record of $508 million. The operating ratio for 2002 was a first quarter record of 80.8%, compared to 83.1% in 2001.

NON-OPERATING ITEMS - Non-operating expense increased $2 million (2%) compared to 2001. Net other income decreased $10 million (34%) due to lower real estate sales of $8 million in the first quarter of 2002 compared to $17 million in the same period of 2001. Interest expense decreased $8 million (5%) primarily as a result of lower average debt levels and lower weighted-average interest rates in 2002. Income taxes increased $23 million (19%) in 2002 compared to 2001, which was primarily the result of higher pre-tax income in 2002.

OTHER MATTERS

COMMITMENTS AND CONTINGENCIES - There are various claims and lawsuits pending against the Company and certain of its subsidiaries. The Company is also subject to various federal, state and local environmental laws and regulations, pursuant to which it is currently participating in the investigation and remediation of various sites. A discussion of certain claims, lawsuits, and contingent liabilities is set forth in note 6 to the Consolidated Financial Statements, which is incorporated herein by reference.

     ACCOUNTING PRONOUNCEMENTS - In July 2001, the Financial Accounting Standards Board (FASB) issued FAS 142, "Goodwill and Other Intangible Assets". FAS 142 revises the method of accounting for goodwill and other intangible assets. FAS 142 eliminates the amortization of goodwill, but requires goodwill to be tested for impairment at least annually at a reporting unit level. FAS 142 became effective for the Company on January 1, 2002. The adoption of FAS 142 did not have a significant impact on the Company's Consolidated Financial Statements. In accordance with FAS 142, the Company eliminated annual goodwill amortization of $2 million. At March 31, 2002, the Company had $50 million of goodwill remaining.

     In August 2001, the FASB issued FAS 143, "Accounting for Asset Retirement Obligations". FAS 143 requires the Company to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and is effective for the Company's fiscal year beginning January 1, 2003. Management is in the process of evaluating the impact this standard will have on the Company's Consolidated Financial Statements.

CAUTIONARY INFORMATION

Certain statements in this report are, and statements in other material filed or to be filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Corporation) are, or will be, forward-looking within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements include, without limitation, statements regarding: expectations as to operational improvements; expectations as to cost savings, revenue growth and earnings; the time by which certain objectives will be achieved; estimates of costs relating to environmental remediation and restoration; proposed new products and services; expectations that claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on its consolidated financial position, results of operations or liquidity; and statements concerning projections, predictions, expectations, estimates or forecasts as to the Corporation's and its subsidiaries' business, financial and operational results, and future economic performance, statements of management's goals and objectives and other similar expressions concerning matters that are not historical facts. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management's good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements.

     Important factors that could cause such differences include, but are not limited to, whether the Corporation and its subsidiaries are fully successful in implementing their financial and operational initiatives; industry competition, conditions, performance and consolidation; legislative and/or regulatory developments, including possible enactment of initiatives to re-regulate the rail business; natural events such as severe weather, floods and earthquakes; the effects of adverse general economic conditions, both within the United States and globally; any adverse economic or operational repercussions from terrorist activities, and any government response thereto; changes in fuel prices; changes in labor costs; labor stoppages; and the outcome of claims and litigation.

     Forward-looking statements speak only as of the date the statement was made. The Corporation assumes no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information. If the Corporation does update one or more forward-looking statements, no inference should be drawn that the Corporation will make additional updates with respect thereto or with respect to other forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Disclosure concerning market risk-sensitive instruments is set forth in note 3 to the Consolidated Financial Statements included in Item 1 of Part I of this Report and is incorporated herein by reference.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS

As previously reported in the Annual Report on Form 10-K for 2001 filed by the Company, the State of Illinois filed a complaint against the Railroad with the Illinois Pollution Board on May 14, 2001 seeking penalties for an alleged violation of state air pollution laws arising out of a release of styrene from a tank car near Cora, Illinois, which occurred on August 29, 1997. The car contained styrene monomer, a hazardous substance, stabilized by an inhibitor by the origin shipper. The car was delayed in transit for a number of different reasons including rerouting and reconsignment by the shipper. The Railroad was not notified that such delays could jeopardize the shipment. Eventually the effect of the inhibitor wore off and the styrene went into a reactive state resulting in pressure and venting near Cora, Illinois. A sparsely-populated area was evacuated for a few hours. The situation was controlled and remediated promptly. Styrene has since been put on the Railroad's list of time sensitive shipments for special monitoring. The State of Illinois seeks to assess a penalty in excess of $100,000. The Railroad believes the penalty should be significantly less than $100,000 and is vigorously defending the case. The hearing on this matter has been rescheduled from its original March 22, 2002 date and should take place during the second or third quarter of 2002.

     On April 26, 2002, UPRR received written notice of a proposed $250,000 penalty from the Illinois Environmental Protection Agency relating to a collision between trains from Conrail and the Railroad. The collision occurred near Momence, Illinois on March 23, 1999 when an eastbound Conrail train failed to stop at a signal and struck a UPRR train which was properly occupying a crossing. The collision resulted in a release of diesel fuel from the fuel tanks of a Union Pacific locomotive, which was promptly reported and remediated. The Railroad will vigorously oppose this proposed penalty.

     The District Attorneys of Merced, Madera, Stanislaus, San Joaquin and Sacramento counties in the state of California have threatened to file criminal charges against the Railroad in connection with the release of calcium oxide
(lime) which leaked from an unidentified railcar between Chowchilla and Sacramento, California on December 27, 2001. They contend that criminal violations occurred by virtue of the alleged failure by the Railroad to timely report the release of a hazardous material, its alleged disposal of hazardous waste and the alleged release of material into the waters of the State of California. The Company disputes both the factual and legal bases for these claims and intends to vigorously defend any action that might be filed.

OTHER MATTERS

As previously reported in the Annual Report on Form 10-K for 2001 filed by the Company, Western Resources (Western) filed a complaint on January 24, 2000 in the U.S. District Court for the District of Kansas alleging that UPRR and The Burlington Northern Santa Fe Railway Company (BNSF) materially breached their service obligations under the transportation contract to deliver coal in a timely manner to Western's Jeffrey Energy Center. The original complaint sought recovery of consequential damages and termination of the contract, excusing Western from further performance. In an amended complaint filed September 1, 2000, Western claimed the right to retroactive termination and added a claim for restitution. On October 23, 2001, Western moved for leave to file a second amendment to its complaint to add counts for innocent misrepresentation and negligent misrepresentation and to request rescission of the contract. During the period covered by this report, Western's motion for leave to amend the complaint was denied by the magistrate on grounds that the motion was not timely. Western has requested the judge to reconsider this ruling by the magistrate, and the railroads will object to this motion. Additionally, by motion of the court, the trial date for this action, originally set for May of 2002, has been rescheduled to August 6, 2002. The railroads are vigorously defending this lawsuit, and UPRR and BNSF have filed two motions seeking dismissal of the termination and restitution claims, both of which are still pending. The railroads believe they have substantial defenses in the cases and intend to continue to defend it aggressively.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a) EXHIBITS

           12 Computation of ratio of earnings to fixed charges.

       (b) REPORTS ON FORM 8-K

           On January 24, 2002, the Registrant filed a Current Report on Form 8-K announcing UPC's financial results for the fourth quarter of 2001.

           On April 25, 2002, the Registrant filed a Current Report on Form 8-K announcing UPC's financial results for the first quarter of 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2002

                                   UNION PACIFIC RAILROAD COMPANY
                                   (Registrant)

                                   By  /s/ Richard J. Putz
                                       ----------------------------------------
                                       Richard J. Putz
                                       Chief Accounting Officer and Controller
                                       (Chief Accounting Officer and Duly
                                       Authorized Officer)

                            UNION PACIFIC CORPORATION
                                  EXHIBIT INDEX

 Exhibit No.           Description of Exhibits Filed with this Statement
 -----------           -------------------------------------------------

    12 Computation of ratio of earnings to fixed charges for the Three Months Ended March 31, 2002.