Form 10-Q
period 2002-06-30
UNION PACIFIC RAILROAD CO/DE
filed 2002-08-08
CIK 92259

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                     - OR -

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the transition period from ___________________ to ________________

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

    As of July 31, 2002, the Registrant had outstanding 7,130 shares of Common Stock, $10 par value, and 620 shares of Class A Stock, $10 par value.

    THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                         UNION PACIFIC RAILROAD COMPANY
                                      INDEX


                          PART I. FINANCIAL INFORMATION


                                                                                PAGE NUMBER
                                                                                -----------
Item 1:  Consolidated Financial Statements:

         CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
           For the Three Months Ended June 30, 2002 and 2001....................        3

         CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
           For the Six Months Ended June 30, 2002 and 2001......................        4

         CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
           At June 30, 2002 (Unaudited) and December 31, 2001...................        5

         CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
           For the Six Months Ended June 30, 2002 and 2001......................        6

         CONSOLIDATED STATEMENT OF CHANGES IN COMMON SHAREHOLDERS' EQUITY
         (Unaudited)
           For the Six Months Ended June 30,  2002..............................        7

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited).................     8-11

Item 2:  Management's Narrative Analysis of the Results of Operations...........    12-17

Item 3:  Quantitative and Qualitative Disclosures About Market Risk.............       17

                           PART II. OTHER INFORMATION

Item 1:  Legal Proceedings......................................................       18

Item 6:  Exhibits and Reports on Form 8-K.......................................       19

Signatures......................................................................       20

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate Companies

-------------------------------------------------------------------------------------------
                        Millions of Dollars,
                        For the Three Months Ended June 30,                 2002       2001
-------------------------------------------------------------------------------------------
 OPERATING REVENUES     Rail......................................      $  2,808   $  2,700
                                                                        --------   --------
 OPERATING EXPENSES     Salaries, wages and employee benefits.....           893        874
                        Equipment and other rents.................           308        306
                        Depreciation..............................           283        279
                        Fuel and utilities........................           269        321
                        Materials and supplies....................           123        131
                        Casualty costs............................            96         75
                        Purchased services and other costs........           238        223
                                                                        --------   --------
                        Total.....................................         2,210      2,209
                                                                        --------   --------
 INCOME                 Operating income..........................           598        491
                        Other income .............................            37         74
                        Interest expense..........................          (137)      (146)
                                                                        --------   --------
                        Income before income taxes................           498        419
                        Income taxes..............................          (182)      (157)
                                                                        --------   --------
                        Net income................................      $    316   $    262
                                                                        --------   --------

The accompanying notes are an integral part of these Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate Companies
--------------------------------------------------------------------------------------
                        Millions of Dollars,
                        For the Six Months Ended June 30,              2002       2001
 -------------------------------------- ----------------------------------------------
 OPERATING REVENUES     Rail.....................................   $ 5,457    $ 5,355
                                                                    -------    -------
 OPERATING EXPENSES     Salaries, wages and employee benefits....     1,784      1,768
                        Equipment and other rents................       621        613
                        Depreciation.............................       565        558
                        Fuel and utilities.......................       493        654
                        Materials and supplies...................       241        254
                        Casualty costs...........................       181        161
                        Purchased services and other costs.......       466        407
                                                                    -------    -------
                        Total....................................     4,351      4,415
                                                                    -------    -------
 INCOME                 Operating income.........................     1,106        940
                        Other income ............................        56        103
                        Interest expense.........................      (276)      (293)
                                                                    -------    -------
                        Income before income taxes...............       886        750
                        Income taxes.............................      (327)      (279)
                                                                    -------    -------
                        Net income...............................   $   559    $   471
                                                                    -------    -------


The accompanying notes are an integral part of these Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate Companies
--------------------------------------------------------------------------------------------------------------------------
                                                                                          (Unaudited)
                                                                                             June 30,             Dec. 31,
                           Millions of Dollars                                                   2002                 2001
--------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets             Cash and temporary investments.......................          $        84          $       87
                           Accounts receivable, net.............................                  505                 440
                           Inventories..........................................                  236                 250
                           Current deferred income taxes........................                  342                 331
                           Other current assets.................................                  167                 145
                                                                                          -----------          ----------
                           Total................................................                1,334               1,253
                                                                                          -----------          ----------
Investments                Investments in and advances to affiliated
                              companies.........................................                  743                 708
                           Other investments....................................                   56                  77
                                                                                          -----------          ----------
                           Total................................................                  799                 785
                                                                                          -----------          ----------
Properties                 Cost.................................................               36,164              35,440
                           Accumulated depreciation.............................               (7,506)             (7,177)
                                                                                          -----------          ----------
                           Net..................................................               28,658              28,263
                                                                                          -----------          ----------
Other                      Other assets.........................................                  273                 262
                                                                                          -----------          ----------
                           Total assets.........................................          $    31,064          $   30,563
                                                                                          -----------          ----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities        Accounts payable.....................................          $       526          $      498
                           Accrued wages and vacation...........................                  388                 351
                           Accrued casualty costs...............................                  352                 350
                           Income and other taxes...............................                  319                 284
                           Debt due within one year.............................                  290                 194
                           Interest.............................................                   63                  75
                           Other current liabilities............................                  490                 550
                                                                                          -----------          ----------
                           Total................................................                2,428               2,302
Other Liabilities and      Intercompany borrowing from UPC......................                4,923               5,003
Shareholders' Equity       Third-party debt due after one year..................                2,065               2,166
                           Deferred income taxes................................                8,595               8,430
                           Accrued casualty costs...............................                  692                 727
                           Retiree benefits obligation..........................                  656                 659
                           Other long-term liabilities..........................                  385                 429
                           Redeemable Preference Shares ........................                   20                  21
                           Commitments and contingencies.......................
                           Common shareholders' equity..........................               11,300              10,826
                                                                                          -----------          ----------
                           Total liabilities and shareholders' equity...........          $    31,064          $   30,563
                                                                                          -----------          ----------


The accompanying notes are an integral part of these Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate Companies

-------------------------------------------------------------------------------------------------------------
                     Millions of Dollars,
                     For the Six Months Ended June 30,                                      2002        2001
-------------------------------------------------------------------------------------------------------------
OPERATING            Net income...................................................      $    559      $  471
ACTIVITIES           Non-cash charges to income:
                        Depreciation..............................................           565         558
                        Deferred income taxes.....................................           155         194
                        Other, net................................................          (152)       (151)
                     Changes in current assets and liabilities, net...............           (54)       (189)
                                                                                        --------      ------
                     Cash provided by operating activities........................         1,073         883
                                                                                        --------      ------
INVESTING            Capital investments..........................................          (946)       (780)
ACTIVITIES
                     Other investing activities, net..............................            49          46
                                                                                        --------      ------
                     Cash used in investing activities............................          (897)       (734)
                                                                                        --------      ------
FINANCING            Dividends paid to parent.....................................          (100)       (100)
ACTIVITIES           Debt repaid..................................................          (125)       (126)
                     Financings, net..............................................            46          29
                                                                                        --------      ------
                     Cash used in financing activities............................          (179)       (197)
                                                                                        --------      ------
                     Net change in cash and temporary investments                             (3)        (48)
                     Cash and temporary investments at beginning of period........
                                                                                              87          88
                                                                                        --------      ------
                     Cash and temporary investments at end of period                    $     84      $   40
                                                                                        --------      ------
CHANGES IN CURRENT   Accounts receivable, net.....................................      $    (65)     $  (68)
ASSETS AND           Inventories..................................................            14          58
LIABILITIES, NET     Other current assets.........................................           (33)        (16)
                     Accounts, wages and vacation payable.........................            65         (60)
                     Other current liabilities....................................           (35)       (103)
                                                                                        --------      ------
                     Total........................................................      $    (54)     $ (189)
                                                                                        --------      ------
                     Supplemental Cash Flow Information:
                        Cash paid during the period for:
                            Interest..............................................      $    293      $  310
                            Income taxes, net.....................................           123          10


The accompanying notes are an integral part of these Consolidated Financial Statements.


CONSOLIDATED STATEMENT OF CHANGES IN COMMON SHAREHOLDERS' EQUITY (UNAUDITED)
Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate Companies


                                                                                         Accumulated Other
                                                                                     Comprehensive Income (Loss)
                                                                            --------------------------------------------
                                                                              Minimum       Foreign
Millions of Dollars,               [a]        [b]                             Pension      Currency
For the Six Months Ended        Common    Class A    Paid-in-   Retained    Liability   Translation   Derivative
June 30, 2002                   Shares     Shares     Surplus   Earnings   Adjustments  Adjustments  Adjustments   Total      Total
-------------------------       ------    -------    --------   --------   -----------  -----------  -----------  ------   --------
Balance at December 31, 2001    $   --    $   --     $  4,782   $  6,055    $     (7)   $      3      $     (7)   $ (11)   $ 10,826
                                ------    ------     --------   --------    --------    --------      --------    -----    --------
Net income .................        --        --           --        559          --          --            --       --         559
Other comprehensive
  income net of tax ........        --        --           --         --          --          (5)           20       15          15
                                                                                                                           --------
Comprehensive income .......                                                                                                    574
Dividends ..................        --        --           --       (100)         --          --            --       --        (100)
                                ------    ------     --------   --------    --------    --------      --------    -----    --------
Balance at June 30, 2002 ...    $   --    $   --     $  4,782   $  6,514    $     (7)   $     (2)     $     13    $   4    $ 11,300
                                ------    ------     --------   --------    --------    --------      --------    -----    --------

[a] Common Stock $10.00 par value; 9,200 shares authorized; 4,465 outstanding.

[b] Class A Stock, $10.00 par value, 800 shares authorized; 388 outstanding.

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these Consolidated Financial Statements.

           UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY
                             AND AFFILIATE COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1. RESPONSIBILITIES FOR FINANCIAL STATEMENTS - Union Pacific Railroad Company (the Registrant), a Class I railroad incorporated in Delaware and an indirect wholly owned subsidiary of Union Pacific Corporation (the Corporation or UPC), together with a number of wholly owned and majority-owned subsidiaries, certain affiliates and various minority-owned companies (collectively, the Company or Railroad), operates various railroad and railroad-related businesses. The Consolidated Financial Statements of the Company are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented. The Statement of Consolidated Financial Position at December 31, 2001 is derived from audited financial statements. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results for the year ending December 31, 2002. Certain prior year amounts have been reclassified to conform to the 2002 financial statement presentation.

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

MARKET AND CREDIT RISK - The Company addresses market risk related to derivative financial instruments by selecting instruments with value fluctuations that highly correlate with the underlying item being hedged. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring high credit standards for counterparties and periodic settlements. At June 30, 2002, the Company has not been required to provide collateral, nor has the Company received collateral relating to its hedging activity.

DETERMINATION OF FAIR VALUE - The fair values of the Company's derivative financial instrument positions at June 30, 2002 and December 31, 2001, detailed below, were determined based upon current fair values as quoted by recognized dealers or developed based upon the present value of expected future cash flows discounted at the applicable U.S. Treasury rate, London Interbank Offered Rates (LIBOR) or swap spread.

FUEL STRATEGY - Fuel costs are a significant portion of the Company's total operating expenses. As a result of the significance of fuel costs and the historical volatility of fuel prices, the Company uses swaps, futures and/or forward contracts to mitigate the impact of adverse fuel price changes. In addition, the Company at times may use swaptions to secure near-term swap prices.

    The following is a summary of the Company's derivative financial instruments at June 30, 2002 and December 31, 2001:


-------------------------------------------------------------------------------------------------
Millions,                                                               June 30,         Dec. 31,
Except Average Commodity Prices                                             2002             2001
-------------------------------------------------------------------------------------------------
Fuel hedging/swaptions:
     Number of gallons hedged for 2001[a]...........................          --             407
     Average price of 2001 hedges (per gallon)[b]...................       $  --           $0.66
     Number of gallons hedged for the remainder of 2002[c]..........         271             567
     Average price of 2002 hedges outstanding (per gallon)[b].......       $0.57           $0.56
     Number of gallons hedged for 2003[d]...........................          63              63
     Average price of 2003 hedges outstanding (per gallon)[b].......       $0.56           $0.56

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

    The fair value asset and liability positions of the Company's outstanding derivative financial instruments at June 30, 2002 and December 31, 2001 were as follows:


-------------------------------------------------------------------------------
                                                          June 30,     Dec. 31,
Millions of Dollars                                           2002         2001
-------------------------------------------------------------------------------
Fuel hedging:
    Gross fair value asset position ...................   $     17     $     --
    Gross fair value (liability) position .............         (1)         (11)
Fuel swaptions:
    Gross fair value asset position ...................         --           --
    Gross fair value (liability) position .............         (2)         (24)
                                                          --------     --------
Total fair value asset (liability) position, net ......   $     14     $    (35)
                                                          --------     --------

    Fuel hedging positions will be reclassified from accumulated other comprehensive income to fuel expense over the life of the hedge as fuel is consumed. Rail fuel swaption positions will be reflected in the Consolidated Statements of Income as fuel expense over the life of the swap and as other income as the fair value of the outstanding option fluctuates.

    The Company's use of derivative financial instruments had the following impact on pre-tax income for the three months and six months ended June 30, 2002 and 2001:



-------------------------------------------------------------------------------------------------------------------
                                                                         Three Months                    Six Months
                                                                       Ended June 30,                Ended June 30,
Millions of Dollars                                               2002           2001           2002           2001
-------------------------------------------------------------------------------------------------------------------
Decrease in fuel expense from fuel hedging ............         $    6         $    2         $   --         $    4
Decrease in fuel expense from fuel swaptions ..........              3             --             13             --
                                                                ------         ------         ------         ------
Decrease in operating expenses ........................              9              2             13              4
Increase in other income, net from fuel swaptions .....             --             --              3             --
                                                                ------         ------         ------         ------
Increase in pre-tax income ............................         $    9         $    2         $   16         $    4
                                                                ------         ------         ------         ------

    Through June 30, 2002, the Company had recorded less than $1 million for fuel hedging ineffectiveness.

SALE OF RECEIVABLES - The Railroad has sold, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to third parties through a bankruptcy-remote subsidiary. Receivables are sold at carrying value, which approximates fair value. The amount of receivables sold fluctuates based upon the availability of the designated pool of receivables and is directly affected by changing business volumes and credit risks. At June 30, 2002 and December 31, 2001, accounts receivable are presented net of approximately $600 million receivables sold. In May 2002, the sale of receivables program was renewed for one year without any significant term changes.

3. CAPITAL STOCK - The number of shares shown in the Common Stock section of the Consolidated Statement of Changes in Common Shareholders' Equity excludes 2,665 shares of Common Stock and 232 shares of Class A Stock owned by Southern Pacific, an affiliate of the Registrant, whose results are included in the Company's Consolidated Financial Statements.

4. DEBT - During June 2002, the Company entered into a capital lease covering new locomotives. The related capital lease obligation totaled approximately $126 million and is included in the Consolidated Statements of Financial Position as debt.

5. OTHER INCOME - Other income included the following for the three months and six months ended June 30, 2002 and 2001:


-------------------------------------------------------------------------------------------------------------------------
                                                                         Three Months                          Six Months
                                                                       Ended June 30,                      Ended June 30,
Millions of Dollars                                            2002              2001              2002              2001
-------------------------------------------------------------------------------------------------------------------------
Net gain on non-operating asset dispositions .....         $     33          $     64          $     41          $     81
Rental income ....................................               15                19                26                36
Interest income ..................................                3                 2                 4                 3
Other, net .......................................              (14)              (11)              (15)              (17)
                                                           --------          --------          --------          --------
Total ............................................         $     37          $     74          $     56          $    103
                                                           --------          --------          --------          --------

6. COMMITMENTS AND CONTINGENCIES

CLAIMS AND LITIGATION - There are various claims and lawsuits pending against the Company and certain of its subsidiaries, in addition to unasserted claims. It is not possible at this time for the Company to determine fully the effect of all such claims on its consolidated financial condition, results of operations or liquidity; however, to the extent possible, where unasserted claims can be estimated and where such claims are considered probable, the Company has recorded a liability. The Company does not expect that any known lawsuits or claims, including unasserted claims, will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

    Western Resources (Western) filed a complaint on January 24, 2000 in the U.S. District Court for the District of Kansas alleging that the Company and The Burlington Northern Santa Fe Railway Company (BNSF) materially breached their service obligations under the transportation contract to deliver coal in a timely manner to Western's Jeffrey Energy Center. The original complaint sought recovery of consequential damages and termination of the contract, excusing Western from further performance. In an amended complaint filed September 1, 2000, Western claimed the right to retroactive termination and added a claim for restitution. On October 23, 2001, Western moved for leave to file a second amendment to its complaint to add counts for innocent misrepresentation and negligent misrepresentation and to request rescission of the contract. During the period covered by this report, the judge affirmed the magistrate's earlier decision to reject Western's motion for leave to amend the complaint to include claims for negligent and innocent misrepresentation and rescission on grounds that the motion was not timely. Two motions filed by the railroads to remove the restitution and termination claims were denied on June 19, 2002 and June 26, 2002. The trial date for this action has been rescheduled from August 6, 2002 to August 19, 2002 to allow for the disposition of several procedural motions. The railroads believe they have substantial defenses in the case and continue to defend it aggressively.


ENVIRONMENTAL - The Company generates and transports hazardous and nonhazardous waste in its current and former operations, and is subject to federal, state and local environmental laws and regulations. The Company has identified approximately 370 active sites at which it is or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 52 sites that are the subject of actions taken by the U.S. government, 28 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, the Company's ultimate environmental liability may include costs relating to other parties, in addition to costs relating to its own activities at each site.

    When environmental issues have been identified with respect to the property owned, leased or otherwise used in the conduct of the Company's business, the Company and its external consultants perform environmental assessments on such property. The Company expenses the cost of the assessments as incurred. The Company accrues the cost of remediation where its obligation is probable and such costs can be reasonably estimated.

    As of June 30, 2002, the Company has a liability of $169 million accrued for future environmental costs. The liability includes future costs for remediation and restoration of sites, as well as for ongoing monitoring costs, but excludes any anticipated recoveries from third parties. Cost estimates are based on information available for each site, financial viability of other potentially responsible parties, and existing technology, laws and regulations. The Company believes that it has adequately accrued for its ultimate share of costs at sites subject to joint and several liability. However, the ultimate liability for remediation is difficult to determine because of the number of potentially responsible parties involved, site-specific cost sharing arrangements with other potentially responsible parties, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites and/or the speculative nature of remediation costs. The Company expects to pay out the majority of the June 30, 2002, environmental liability over the next five years, funded by cash generated from operations. The impact of current obligations is not expected to have a material adverse effect on the results of operations, financial condition or liquidity of the Company.

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

7. ACCOUNTING PRONOUNCEMENTS - In August 2001, the Financial Accounting Standards Board (FASB) issued FAS 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 requires the Company to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and is effective for the Company's fiscal year beginning January 1, 2003. Management is in the process of evaluating the impact this standard will have on the Company's Consolidated Financial Statements.

    In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (FAS 145). FAS 145 concludes that debt extinguishments used as part of a company's risk management strategy should not be classified as an extraordinary item. FAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Management believes that FAS 145 will not have a significant impact on the Company's Consolidated Financial Statements.

    In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146). FAS 146 requires that a liability for a cost associated with an exit or disposal activity is recognized at fair value when the liability is incurred and is effective for exit or disposal activities that are initiated after December 31, 2002. Management is evaluating the impact this standard may have on the Corporation's Consolidated Financial Statements.

ITEM 2.  MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

           UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY
                             AND AFFILIATE COMPANIES
                              RESULTS OF OPERATIONS

           THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO
                 THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001

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

NET INCOME - Rail operations reported net income in the second quarter of 2002 of $316 million, compared to net income of $262 million in 2001, an increase of $54 million (21%). Year-to-date, net income increased $88 million (19%) to $559 million, compared to 2001 net income of $471 million. The increase in earnings in both periods resulted primarily from lower fuel prices and higher operating revenue combined with productivity gains and cost control efforts. These improvements were partially offset by inflation, lower real estate sales and higher volume-related costs.

OPERATING REVENUES - Operating revenue is comprised of Commodity Revenue and other revenues. Other revenues primarily include subsidiary revenue from various companies that are wholly owned or majority owned by the Railroad, revenue from the Chicago commuter rail operations and accessorial revenue earned due to customer detainment of railroad owned or controlled equipment. Second quarter rail operating revenues increased $108 million (4%) to $2.8 billion compared to 2001. Year-to-date, rail revenues increased $102 million (2%) compared to 2001. Second quarter revenue carloads increased 5% and year-to-date carloads increased 3% compared to a year ago, with the greatest growth in both periods in the intermodal and automotive commodity groups. Other revenues increased 4% in the second quarter due to higher subsidiary and switching revenue. Year-to-date, other revenue was flat compared to 2001.

      The following tables summarize the year-over-year changes in rail commodity revenue, revenue carloads and average revenue per car by commodity type:


---------------------------------------------------------------------------------------------------------------------------
       Three Months Ended                                                                      Six Months Ended
                 June 30,            %          Commodity Revenue                                      June 30,           %
    2002             2001       Change          Millions of Dollars                     2002               2001      Change
---------------------------------------------------------------------------------------------------------------------------
$    354         $    345            3          Agricultural ............         $      723         $      715           1
     326              301            8          Automotive ..............                608                577           5
     402              387            4          Chemicals ...............                787                777           1
     570              577           (1)         Energy ..................              1,152              1,170          (2)
     533              523            2          Industrial Products .....              1,007                994           1
     514              462           11          Intermodal ..............                970                913           6
--------         --------        -----                                            ----------         ----------       -----
$  2,699         $  2,595            4          Total ...................         $    5,247         $    5,146           2
--------         --------        -----                                            ----------         ----------       -----


---------------------------------------------------------------------------------------------------------------------------
       Three Months Ended                                                                      Six Months Ended
                 June 30,            %          Revenue Carloads                                       June 30,           %
    2002             2001       Change          Thousands                               2002               2001      Change
---------------------------------------------------------------------------------------------------------------------------
     212              211           --          Agricultural ............                431                431          --
     219              199           10          Automotive ..............                412                384           7
     233              221            5          Chemicals ...............                450                441           2
     520              517            1          Energy ..................              1,065              1,053           1
     371              374           (1)         Industrial Products .....                694                710          (2)
     771              689           12          Intermodal ..............              1,452              1,371           6
--------         --------        -----                                            ----------         ----------       -----
   2,326            2,211            5          Total ...................              4,504              4,390           3
--------         --------        -----                                            ----------         ----------       -----


---------------------------------------------------------------------------------------------------------------------------
       Three Months Ended                                                                      Six Months Ended
                 June 30,            %          Average Revenue                                        June 30,           %
    2002             2001       Change          Per Car                                 2002               2001      Change
---------------------------------------------------------------------------------------------------------------------------
$  1,668         $  1,633            2          Agricultural ............           $  1,678           $  1,661           1
   1,486            1,514           (2)         Automotive ..............              1,475              1,501          (2)
   1,728            1,748           (1)         Chemicals ...............              1,749              1,763          (1)
   1,095            1,117           (2)         Energy ..................              1,081              1,111          (3)
   1,435            1,396            3          Industrial Products .....              1,451              1,400           4
     667              671           (1)         Intermodal ..............                668                665          --
--------         --------        -----                                            ----------         ----------       -----
$  1,160         $  1,173           (1)         Total ...................           $  1,165           $  1,172          (1)
--------         --------        -----                                            ----------         ----------       -----

Agricultural - Revenue increased 3% in the second quarter and 1% for the year-to-date period of 2002 over the comparable periods in 2001, despite flat carloads in both periods. Meals and oils led the increase, due to increased demand for soybean meal shipments into Mexico and soybean oil exports. Demand for cottonseed shipments used for feed also increased. Weak domestic demand for wheat partially offset these increases. Average revenue per car increased due to the positive mix impact of more carloads with a longer average length of haul.

Automotive - Revenue increased 8% for the second quarter and 5% for the year-to-date period of 2002 over the comparable periods in 2001, due to increases in carloads. The carload increase was due primarily to market share gains for finished vehicle shipments. Average revenue per car declined due to a combination of competitive pressures and increased shipments of shorter average length.

Chemicals - Revenue increased 4% for the second quarter and 1% for the year-to-date period of 2002 over the comparable periods in 2001, due to increases in carloads. While general economic conditions and decreased industrial production resulted in a revenue decline in the first quarter, increased levels of industrial production boosted second quarter carloads 5% higher than 2001. Plastics carloads increased due to greater activity in the automotive industry and strong housing starts, while increased demand among commodity liquid producers drove shipments of liquid and dry chemicals higher. Average revenue per car declined due to a 26% increase in phosphate rock carloads that have low average revenue per car and rate pressures.

Energy - Revenue decreased 1% for the second quarter and 2% for the year-to-date period of 2002 over the comparable periods in 2001, as a 1% increase in carloads in both periods was more than offset by a decline in average revenue per car. The second quarter carload increase was driven mainly by the absence of an annual track maintenance program that reduced energy carloads in June of 2001 and in prior years. The track maintenance program is now performed without an annual shutdown. The second quarter and year-to-date carload increases were also driven by more efficient train performance and favorable operating weather conditions. Partially offsetting the increase was softer demand caused by mild winter weather. Average revenue per car declined primarily due to the impact of contract price negotiations on expiring long-term contracts with certain major customers.

Industrial Products - Revenue increased 2% for the second quarter and 1% for the year-to-date periods of 2002 over the comparable periods in 2001, as declining carloads in both periods were more than offset by higher average revenue per car. The volume decline was mainly the result of the soft economy, which had a negative effect on many economically-sensitive commodities including steel and paper products. Steel producers were adversely impacted by high levels of low-cost imported steel, which forced plant shutdowns and bankruptcies in prior periods. Metallic minerals shipments were also negatively impacted by the weak steel market. Offsetting these declines were volume increases in construction-related commodities, led by stone and cement, as strong building and road construction activity continued in the Southern and Southwestern regions of the country. Lumber volumes increased due to strong housing construction and other general demand for lumber products. Average revenue per car increased due to price increases and a greater mix of longer average length of haul business, mainly lumber.

Intermodal - Revenue increased 11% for the second quarter and 6% for the year-to-date periods of 2002 over the comparable periods in 2001. Consecutive first and second quarter records were set for revenue, which was driven by increased international shipments due to high import demand and increased market share. Partially offsetting this increase were declines in domestic shipments, due to soft economic demand and the voluntary action of reducing low-margin domestic truckload trailer business in favor of higher-margin containers. Average revenue per car declined 1% in the second quarter and was flat for the six month period compared to 2001, due to a higher mix of international shipments, which have a lower average revenue per car compared to domestic shipments. The effect of this mix more than offset price increases.

OPERATING EXPENSES - Second quarter operating expenses were flat at $2.2 billion in 2002 and 2001. Year-to-date operating expenses decreased $64 million (1%). Expenses in both periods were reduced by significantly lower fuel prices and savings from lower employee force levels and productivity improvements. These decreases more than offset inflation, second-quarter volume costs, and increased casualty, lease and depreciation expense.

Salaries, Wages and Employee Benefits - Salaries, wages and employee benefits increased $19 million (2%) in the second quarter of 2002, compared to 2001. Year-to-date, wage and benefit expenses rose $16 million (1%). Increases were driven by inflation and volume related costs as the result of 3% growth in gross ton miles in the first quarter and a 5% increase in the second quarter. A 3% reduction in employee force levels in both periods and improvements in worker productivity partially offset wage and employee benefits inflation and volume costs.

Equipment and Other Rents - Equipment and other rents primarily includes rental expense the Company pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; other specialty equipped vehicle leases; and office and other rentals. Expenses increased $2 million (1%) in the second quarter and $8 million (1%) year-to-date, compared to 2001. The increases were due primarily to higher expenses for locomotive leases and office and miscellaneous rentals in both periods and higher volume-related costs in the second quarter. Partially offsetting the increases was a decrease in car cycle times (the average number of accumulated days that loaded and empty cars from other railroads spend on the Railroad's system during a month) and lower rental prices for freight cars. The higher locomotive lease expense is due to the Railroad's increased leasing of new, more reliable and fuel efficient locomotives. These new locomotives replaced older, non-leased models in the fleet, which helped reduce expenses for depreciation, labor, materials and fuel during the year. The decrease in car cycle times is partially attributable to improved train speed and better car utilization. The increase in volume costs was attributable to an increase in carloads in certain commodity types such as intermodal, automotive, and chemicals that utilize a high percentage of rented freight cars.

Depreciation - The majority of depreciation relates to road property. Depreciation expense increased $4 million (1%) in the second quarter and $7 million (1%) year-to-date, over 2001, resulting from capital spending in recent years. Capital spending totaled $946 million in the first six months of 2002 compared to

$780 million in the first six months of 2001. Capital spending for the year totaled $1.7 billion in both 2001 and 2000 and $1.8 billion in 1999.

Fuel and Utilities - Fuel and utilities is comprised of locomotive fuel, utilities other than telephone, and gasoline and other fuels. Expenses decreased $52 million (16%) in the second quarter and $161 million (25%) in the year-to-date period of 2002 compared to a year ago. The decrease was driven by significantly lower fuel prices and a lower fuel consumption rate, as measured by gallons consumed per thousand gross ton miles. Fuel prices averaged 72 cents per gallon in the second quarter of 2002 compared to 92 cents per gallon in the second quarter of 2001, including taxes and transportation costs. Year-to-date, fuel prices averaged 67 cents per gallon compared to 92 cents per gallon in the year-to-date period a year ago. Lower fuel prices in 2002 resulted in a $65 million reduction in fuel expense in the second quarter and a $165 million reduction in the first six months, compared to 2001. The lower consumption rate decreased fuel expense by $1 million in the second quarter and $12 million year-to-date. A 5% increase in gross ton miles increased fuel expense by $16 million in the second quarter and a 4% increase in gross ton miles year-to-date increased fuel expense by $25 million compared to a year ago. The Railroad hedged or had fuel swaptions in place which equaled approximately 42% of its fuel consumption for the second quarter and 43% of its fuel consumption year to date, which decreased fuel costs by $9 million in the second quarter and $13 million in the first six months of 2002. As of June 30, 2002, expected fuel consumption for the remainder of 2002 is 40% hedged at 68 cents per gallon (including estimated taxes and transportation costs and regional pricing spreads) and is 5% hedged at 70 cents per gallon (including estimated taxes, transportation costs and regional pricing spreads) for 2003. Utilities, gasoline, and propane expenses decreased $3 million in the second quarter and decreased $9 million year-to-date primarily due to lower rates and fuel prices.

Materials and Supplies - Materials used for the maintenance of the Railroad's lines, structures, and equipment is the principal component of materials and supplies expense. Office, small tools, and other supplies and the costs of freight services purchased to ship company materials are also included. Expenses decreased $8 million (6%) in the second quarter and decreased $13 million (5%) year-to-date, primarily reflecting locomotive overhaul reductions. Locomotive overhauls decreased due to acquisition of new, more-reliable locomotives during the past year and the sale of older units, which required higher maintenance and outsourcing some locomotive maintenance which is included in purchased services and other.

Casualty Costs - The largest component of casualty costs is expenses associated with personal injury. Freight and property damage; and bad debt, insurance, and environmental matters are also included in casualty costs. Costs increased $21 million (28%) in the second quarter compared to 2001 and increased $20 million (12%) year-to-date. The increase in expenses in both periods is due to higher personal injury costs, higher expenses for environmental matters and an increase in bad debt expense. The quarterly year-over-year increase in casualty costs is expected to continue for the remainder of 2002 and first quarter of 2003 due to higher personal injury and insurance expenses.

Purchased Services and Other Costs - Purchased services and other costs includes the costs of services purchased from outside contractors, state and local taxes, net costs of operating facilities jointly used by UPRR and other railroads, transportation and lodging for train crew employees, trucking and contracting costs for intermodal containers, leased automobile maintenance expenses, telephone and cellular expense, employee travel expense, and computer and other general expenses partially offset by credits for overhead expenses charged to capital projects. Expenses increased $15 million (7%) in the second quarter and increased $59 million (14%) year-to-date, compared to last year. The increase in both periods is primarily due to increased spending for contract services, higher expenses for jointly operated facilities, higher volume-related intermodal transportation costs in the second quarter, and higher general expenses.

OPERATING INCOME - Operating income increased $107 million (22%) in the second quarter to $598 million. Operating income for the first six months of 2002 grew $166 million (18%) to $1.1 billion. The operating ratio for the second quarter was 78.7%, compared to 81.8% in 2001. The year-to-date operating ratio was 79.7% compared to 82.4% a year ago.

NON-OPERATING ITEMS - Interest expense decreased $9 million (6%) in the second quarter and $17 million (6%) year-to-date, primarily as a result of lower average debt levels and lower weighted-average interest rates in 2002. Income taxes increased $25 million (16%) in the second quarter and $48 million (17%) year to date, compared to 2001, which was primarily the result of higher pre-tax income in both periods in 2002.

    During the last six months of 2002 the Railroad expects to sell approximately 175 miles of a rail corridor to the Utah Transit Authority. When this transaction is complete, the Railroad anticipates that it will result in a pre-tax gain of approximately $140 million and will be recorded in other income.

FINANCING ACTIVITIES - During June 2002, the Company entered into a capital lease covering new locomotives. The related capital lease obligation totaled approximately $126 million and is included in the Consolidated Statements of Financial Position as debt.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS - There have been no material changes in Contractual Obligations and Commercial Commitments from the information provided in Item 7. Management's Narrative Analysis of the Results of Operations of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

OTHER MATTERS

COMMITMENTS AND CONTINGENCIES - There are various claims and lawsuits pending against the Company and certain of its subsidiaries. The Company is also subject to various federal, state and local environmental laws and regulations, pursuant to which it is currently participating in the investigation and remediation of various sites. A discussion of certain claims, lawsuits, contingent liabilities and guarantees is set forth in note 6 to the Consolidated Financial Statements, which is incorporated herein by reference.

ACCOUNTING PRONOUNCEMENTS - In August 2001, the Financial Accounting Standards Board (FASB) issued FAS 143, "Accounting for Asset Retirement Obligations" (FAS
143). FAS 143 requires the Company to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and is effective for the Company's fiscal year beginning January 1, 2003. Management is in the process of evaluating the impact this standard will have on the Company's Consolidated Financial Statements.

    In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (FAS 145). FAS 145 concludes that debt extinguishments used as part of a company's risk management strategy should not be classified as an extraordinary item. FAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Management believes that FAS 145 will not have a significant impact on the Company's Consolidated Financial Statements.

    In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146). FAS 146 requires that a liability for a cost associated with an exit or disposal activity is recognized at fair value when the liability is incurred and is effective for exit or disposal activities that are initiated after December 31, 2002. Management is evaluating the impact this standard may have on the Corporation's Consolidated Financial Statements.

CAUTIONARY INFORMATION

Certain statements in this report are, and statements in other material filed or to be filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) are, or will be, forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements include, without limitation, statements regarding: expectations as to operational improvements; expectations as to cost savings, revenue growth and earnings; the time by which certain objectives will be achieved; estimates of costs relating to environmental remediation and restoration; proposed new products and services; expectations that claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity; and statements concerning projections, predictions, expectations, estimates or forecasts as to the Company's and its subsidiaries' business, financial and operational results, and future economic performance, statements of management's goals and objectives and other similar expressions concerning matters that are not historical facts.

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

    Important factors that could affect the Company's and its subsidiaries' future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements include, but are not limited to:

         o whether the Company and its subsidiaries are fully successful in implementing their financial and operational initiatives;

         o industry competition, conditions, performance and consolidation;

         o legislative and regulatory developments, including possible enactment of initiatives to re-regulate the rail business;

         o        natural events such as severe weather, floods and earthquakes;

         o the effects of adverse general economic conditions, both within the United States and globally;

         o        changes in fuel prices;

         o        changes in labor costs;

         o domestic and global economic repercussions from terrorist activities and any governmental response thereto;

         o        labor stoppages; and

         o        the outcome of claims and litigation.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Disclosure concerning market risk-sensitive instruments is set forth in note 2 to the Consolidated Financial Statements included in Item 1 of Part I of this Report and is incorporated herein by reference.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS

As previously reported by the Company in its Annual Report on Form 10-K for 2001 and Form 10-Q for the quarter ended March 31, 2002, the State of Illinois filed a complaint against the Railroad with the Illinois Pollution Board on May 14, 2001 seeking penalties for an alleged violation of state air pollution laws arising out of a release of styrene from a tank car near Cora, Illinois, which occurred on August 29, 1997. The car contained styrene monomer, a hazardous substance, stabilized by the origin shipper with an inhibitor. The car was delayed in transit for a number of different reasons, including rerouting and reconsignment by the shipper. The Railroad was not notified that such delays could jeopardize the stability of the shipment. Eventually the effect of the inhibitor wore off and the styrene went into a reactive state resulting in pressure and venting near Cora, Illinois. A sparsely-populated area was evacuated for a few hours. The situation was controlled and remediated promptly. Styrene has since been put on the Railroad's list of time sensitive shipments subject to special monitoring. The Railroad has agreed in principle with the State of Illinois to settle the matter and will pay a penalty of $50,000.

    As previously reported by the Company in its report on Form 10-Q for the quarter ended March 31, 2002, The District Attorneys of Merced, Madera, Stanislaus, San Joaquin and Sacramento counties in the state of California have threatened to file criminal charges against the Railroad in connection with various releases of calcium oxide (lime), cement and fly ash between December 27, 2001 and March 16, 2002. They contend that criminal violations occurred by virtue of the alleged failure by the Railroad to timely report one or more of the releases, its alleged disposal of hazardous waste and the alleged release of material into the waters of the State of California. The Company disputes both the factual and legal bases for these claims and intends to vigorously defend any action that might be filed.

OTHER MATTERS

As previously reported by the Company in its Annual Report on Form 10-K for 2001 and Form 10-Q for the quarter ended March 31, 2002, Western Resources (Western) filed a complaint on January 24, 2000 in the U.S. District Court for the District of Kansas alleging that the Company and The Burlington Northern Santa Fe Railway Company (BNSF) materially breached their service obligations under the transportation contract to deliver coal in a timely manner to Western's Jeffrey Energy Center. The original complaint sought recovery of consequential damages and termination of the contract, excusing Western from further performance. In an amended complaint filed September 1, 2000, Western claimed the right to retroactive termination and added a claim for restitution. On October 23, 2001, Western moved for leave to file a second amendment to its complaint to add counts for innocent misrepresentation and negligent misrepresentation and to request rescission of the contract. During the period covered by this report, Western's motion for leave to amend the complaint was denied by the magistrate on grounds that the motion was not timely and the magistrate's denial of leave to amend has been affirmed by the judge. Two motions filed by the railroads to remove the restitution and termination claims were denied on June 19, 2002 and June 26, 2002. The trial date for this action has been rescheduled from August 6, 2002 to August 19, 2002 to allow for the disposition of several procedural motions. The railroads believe they have substantial defenses in the case and continue to defend it aggressively.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)  EXHIBITS

           Exhibits are listed in the exhibit index on page 21.

      (b)  REPORTS ON FORM 8-K

           On April 25, 2002, the Registrant filed a Current Report on Form 8-K announcing UPC's financial results for the first quarter of 2002.

           On July 18, 2002, the Registrant filed a Current Report on Form 8-K announcing UPC's financial results for the second quarter of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2002

                                   UNION PACIFIC RAILROAD COMPANY
                                   (Registrant)

                                   By /s/ James R. Young
                                      ---------------------------------------
                                      James R. Young,
                                      Chief Financial Officer
                                      (Principal Financial Officer)

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

                         UNION PACIFIC RAILROAD COMPANY
                                  EXHIBIT INDEX



EXHIBIT
  NO.             DESCRIPTION OF EXHIBITS FILED WITH THIS STATEMENT
-------           -------------------------------------------------
  12(a)           Computation of ratio of earnings to fixed charges for the
                  Three Months Ended June 30, 2002.

  12(b)           Computation of ratio of earnings to fixed charges for the Six
                  Months Ended June 30, 2002.

  99(a)           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -
                  Richard K. Davidson

  99(b)           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -
                  James R. Young