Form 10-Q
period 2002-09-30
UNION PACIFIC RAILROAD CO/DE
filed 2002-11-14
CIK 92259

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

YES  X       NO
   -----       ----

     As of October 31, 2002, the Registrant had outstanding 7,130 shares of Common Stock, $10 par value, and 620 shares of Class A Stock, $10 par value.

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                         UNION PACIFIC RAILROAD COMPANY
                                      INDEX
                          PART I. FINANCIAL INFORMATION

                                                                                                                  PAGE NUMBER
                                                                                                                  -----------
Item 1:  Consolidated Financial Statements:

         CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
             For the Three Months Ended September 30, 2002 and 2001.......................................               3

         CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
              For the Nine Months Ended September 30, 2002 and 2001.......................................               4

         CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
             At September 30, 2002 (Unaudited) and December 31, 2001......................................               5

         CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
             For the Nine Months Ended September 30, 2002 and 2001........................................               6

         CONSOLIDATED STATEMENT OF CHANGES IN COMMON SHAREHOLDERS' EQUITY
             (Unaudited)
             For the Nine Months Ended September 30,  2002................................................               7

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)...........................................            8-12

Item 2:  Management's Narrative Analysis of the Results of Operations.....................................           13-18

Item 3:  Quantitative and Qualitative Disclosures About Market Risk.......................................              19

Item 4: Controls and Procedures...........................................................................              19


                           PART II. OTHER INFORMATION

Item 1:  Legal Proceedings................................................................................           19-20

Item 6:  Exhibits and Reports on Form 8-K.................................................................              20

Signatures................................................................................................              21

Certifications............................................................................................           22-23


PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Income (Unaudited)
Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate
Companies

                              Millions of Dollars,
                              For the Three Months Ended September 30,                            2002           2001
                              ----------------------------------------                          --------       --------
OPERATING REVENUES            Rail.........................................................     $  2,838       $  2,727
                                                                                                --------       --------
OPERATING EXPENSES            Salaries, wages and employee benefits........................          899            868
                              Equipment and other rents....................................          315            306
                              Depreciation.................................................          286            279
                              Fuel and utilities...........................................          277            302
                              Materials and supplies.......................................          117            119
                              Casualty costs...............................................           88             85
                              Purchased services and other costs...........................          218            193
                                                                                                --------       --------
                              Total........................................................        2,200          2,152
                                                                                                --------       --------
INCOME                        Operating income.............................................          638            575
                              Other income ................................................          160             30
                              Interest expense.............................................         (136)          (148)
                                                                                                --------       --------
                              Income before income taxes...................................          662            457
                              Income taxes.................................................         (248)          (171)
                                                                                                --------       --------
                              Net income...................................................     $    414       $    286
                                                                                                --------       --------

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Income (Unaudited)
Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate
Companies

                                        Millions of Dollars,
                                        For the Nine Months Ended September 30,                           2002       2001
                                        ---------------------------------------                         --------   --------
OPERATING REVENUES                      Rail.........................................................   $  8,295   $  8,082
                                                                                                        --------   --------
OPERATING EXPENSES                      Salaries, wages and employee benefits........................      2,683      2,636
                                        Equipment and other rents....................................        936        919
                                        Depreciation.................................................        851        837
                                        Fuel and utilities...........................................        770        956
                                        Materials and supplies.......................................        358        373
                                        Casualty costs...............................................        269        246
                                        Purchased services and other costs...........................        684        600
                                                                                                        --------   --------
                                        Total........................................................      6,551      6,567
                                                                                                        --------   --------
INCOME                                  Operating income.............................................      1,744      1,515
                                        Other income ................................................        216        133
                                        Interest expense.............................................       (412)      (441)
                                                                                                        --------   --------
                                        Income before income taxes...................................      1,548      1,207
                                        Income taxes.................................................       (575)      (450)
                                                                                                        --------   --------
                                        Net income...................................................   $    973   $    757
                                                                                                        --------   --------

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate
Companies


                                                                                        (Unaudited)
                                                                                         Sept. 30,              Dec. 31,
                             Millions of Dollars                                            2002                 2001
                             -------------------                                       ------------         ------------
ASSETS

Current Assets               Cash and temporary investments.........................   $         62         $         87
                             Accounts receivable, net...............................            578                  440
                             Inventories............................................            250                  250
                             Current deferred income taxes..........................            331                  331
                             Other current assets...................................            202                  145
                                                                                       ------------         ------------
                             Total..................................................          1,423                1,253
                                                                                       ------------         ------------
Investments                  Investments in and advances to affiliated
                                companies...........................................            640                  708
                             Other investments......................................             53                   77
                                                                                       ------------         ------------
                             Total..................................................            693                  785
                                                                                       ------------         ------------
Properties                   Cost...................................................         36,477               35,440
                             Accumulated depreciation...............................         (7,619)              (7,177)
                                                                                       ------------         ------------
                             Net....................................................         28,858               28,263
                                                                                       ------------         ------------
Other                        Other assets...........................................            289                  262
                                                                                       ------------         ------------
                             Total assets...........................................   $     31,263         $     30,563
                                                                                       ------------         ------------

LIABILITIES AND COMMON SHAREHOLDERS' EQUITY

Current Liabilities          Accounts payable.......................................   $        511         $        498
                             Accrued wages and vacation.............................            381                  351
                             Accrued casualty costs.................................            405                  404
                             Income and other taxes.................................            311                  284
                             Debt due within one year...............................            292                  194
                             Interest...............................................             59                   75
                             Other current liabilities..............................            517                  550
                                                                                       ------------         ------------
                             Total..................................................          2,476                2,356
Other Liabilities and        Intercompany borrowing from UPC........................          4,602                5,003
Common                       Third-party debt due after one year....................          2,027                2,166
Shareholders' Equity         Deferred income taxes..................................          8,789                8,430
                             Accrued casualty costs.................................            634                  673
                             Retiree benefits obligation............................            671                  659
                             Other long-term liabilities............................            380                  429
                             Redeemable Preference Shares ..........................             20                   21
                             Commitments and contingencies..........................
                             Common shareholders' equity............................         11,664               10,826
                                                                                       ------------         ------------
                             Total liabilities and common shareholders' equity......   $     31,263         $     30,563
                                                                                       ------------         ------------

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate
Companies

                             Millions of Dollars,
                             For the Nine Months Ended September 30,                              2002                2001
                             ---------------------------------------                         -------------        -----------
OPERATING ACTIVITIES         Net income................................................      $        973         $      757
                             Non-cash charges to income:
                                Depreciation...........................................               851                837
                                Deferred income taxes..................................               350                339
                                Other, net.............................................              (260)              (372)
                             Changes in current assets and liabilities, net............              (173)              (141)
                                                                                             -------------        -----------
                             Cash provided by operating activities.....................             1,741              1,420
                                                                                             -------------        -----------
INVESTING ACTIVITIES         Capital investments.......................................            (1,424)            (1,331)
                             Proceeds from asset sales.................................               291                203
                             Other investing activities, net...........................               (49)              (124)
                                                                                             -------------        -----------
                             Cash used in investing activities.........................            (1,182)            (1,252)
                                                                                             -------------        -----------
FINANCING ACTIVITIES         Dividends paid to parent..................................              (150)              (150)
                             Debt repaid...............................................              (159)              (166)
                             Advances to affiliated companies..........................              (401)               (25)
                             Financings, net...........................................               126                124
                                                                                             -------------        -----------
                             Cash used in financing activities.........................              (584)              (217)
                                                                                             -------------        -----------
                             Net change in cash and temporary investments                             (25)               (49)
                             Cash and temporary investments at beginning of
                                period.................................................                87                 88
                                                                                             -------------        -----------
                             Cash and temporary investments at end of period .........       $         62         $       39
                                                                                             -------------        -----------
CHANGES IN CURRENT           Accounts receivable, net..................................      $       (138)        $     (127)
ASSETS AND LIABILITIES, NET  Inventories...............................................                --                 88
                             Other current assets......................................               (57)               (48)
                             Accounts, wages and vacation payable......................                43                (71)
                             Other current liabilities.................................               (21)                17
                                                                                             -------------        -----------
                             Total.....................................................      $       (173)        $     (141)
                                                                                             -------------        -----------
                             Supplemental Cash Flow Information:
                                Cash paid during the period for:
                                    Interest...........................................      $        436         $      463
                                    Income taxes, net..................................               200                 17
                                                                                             -------------        -----------

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN COMMON SHAREHOLDERS' EQUITY (UNAUDITED) Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate Companies
--------------------------------------------------------------------------------

                                                                                         Accumulated Other
                                                                                    Comprehensive Income (Loss)
                                                                          -----------------------------------------------
                                                                              Minimum       Foreign
Millions of Dollars,                    [a]      [b]    Paid-                 Pension      Currency
For the Nine Months Ended            Common  Class A      in-  Retained     Liability   Translation    Derivative
September 30, 2002                   Shares   Shares  Surplus  Earnings   Adjustments   Adjustments   Adjustments   Total    Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001.......    $  -     $  -   $4,782    $6,055           $(7)          $ 3           $(7)   $(11)  $10,826
-----------------------------------------------------------------------------------------------------------------------------------
Net income.........................       -        -        -       973             -             -             -       -       973
Other comprehensive income,
  net of tax[c]....................       -        -        -         -             -           (10)           25      15        15
                                                                                                                            -------
Comprehensive income...............                                                                                             988
Dividends..........................       -        -        -      (150)            -             -             -       -      (150)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2002......    $  -     $  -   $4,782    $6,878           $(7)          $(7)          $18    $  4   $11,664
-----------------------------------------------------------------------------------------------------------------------------------

[a] Common Stock, $10.00 par value; 9,200 shares authorized; 4,465 outstanding. [b] Class A Stock, $10.00 par value; 800 shares authorized; 388 outstanding. [c] Foreign currency translation adjustments net of tax benefit of $5; and fuel derivative adjustments net of tax expense of $15.

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

         UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY AND
                              AFFILIATE COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. RESPONSIBILITIES FOR FINANCIAL STATEMENTS - Union Pacific Railroad Company (the Registrant), a Class I railroad incorporated in Delaware and an indirect wholly owned subsidiary of Union Pacific Corporation (the Corporation or UPC), together with a number of wholly owned and majority-owned subsidiaries, certain affiliates and various minority-owned companies (collectively, UPRR, the Company or the Railroad), operates various railroad and railroad-related businesses. The Consolidated Financial Statements of the Company are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented. The Statement of Consolidated Financial Position at December 31, 2001 is derived from audited financial statements. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results for the year ending December 31, 2002. Certain prior year amounts have been reclassified to conform to the 2002 financial statement presentation.

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

MARKET AND CREDIT RISK - The Company addresses market risk related to derivative financial instruments by selecting instruments with value fluctuations that highly correlate with the underlying item being hedged. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring high credit standards for counterparties and periodic settlements. At September 30, 2002, the Company has not been required to provide collateral, nor has the Company received collateral relating to its hedging activity.

DETERMINATION OF FAIR VALUE - The fair values of the Company's derivative financial instrument positions at September 30, 2002 and December 31, 2001, detailed below, were determined based upon current fair values as quoted by recognized dealers or developed based upon the present value of expected future cash flows discounted at the applicable U.S. Treasury rate, London Interbank Offered Rates (LIBOR) or swap spread.

FUEL STRATEGY - Fuel costs are a significant portion of the Company's total operating expenses. As a result of the significance of fuel costs and the historical volatility of fuel prices, the Company uses swaps, futures and/or forward contracts to mitigate the impact of adverse fuel price changes. In addition, the Company at times may use swaptions to secure near-term swap prices.

      The following is a summary of the Company's derivative financial instruments at September 30, 2002 and December 31, 2001:

------------------------------------------------------------------------------------------------
Millions,                                                                   Sept. 30,   Dec. 31,
Except Average Commodity Prices                                                  2002       2001
------------------------------------------------------------------------------------------------
Fuel hedging/swaptions:
     Number of gallons hedged for 2001 [a]................................         --        407
     Average price of 2001 hedges (per gallon) [b]........................      $  --      $0.66
     Number of gallons hedged for the remainder of 2002 [c]...............        135        567
     Average price of 2002 hedges outstanding (per gallon) [b]............      $0.58      $0.56
     Number of gallons hedged for 2003 [d]................................         63         63
     Average price of 2003 hedges outstanding (per gallon) [b]............      $0.56      $0.56
------------------------------------------------------------------------------------------------

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

     The fair value asset and liability positions of the Company's outstanding derivative financial instruments at September 30, 2002 and December 31, 2001 were as follows:

----------------------------------------------------------------------------------
                                                           Sept. 30,     Dec. 31,
Millions of Dollars                                             2002         2001
----------------------------------------------------------------------------------
Fuel hedging:
     Gross fair value asset position.....................        $31         $ --
     Gross fair value (liability) position...............         (2)         (11)
Fuel swaptions:
     Gross fair value asset position.....................          3           --
     Gross fair value (liability) position...............         (4)         (24)
----------------------------------------------------------------------------------
Total fair value asset (liability) position, net.........        $28         $(35)
----------------------------------------------------------------------------------

     Fuel hedging positions will be reclassified from accumulated other comprehensive income to fuel expense over the life of the hedge as fuel is consumed. Rail fuel swaption positions will be reflected in the Consolidated Statements of Income as fuel expense over the life of the swap and as other income as the fair value of the outstanding option fluctuates.

     The Company's use of derivative financial instruments had the following impact on pre-tax income for the three months and nine months ended September 30, 2002 and 2001:

-------------------------------------------------------------------------------------------------------
                                                                    Three Months         Nine Months
                                                                   Ended Sept. 30,      Ended Sept. 30,
Millions of Dollars                                                2002       2001      2002       2001
-------------------------------------------------------------------------------------------------------
Decrease in fuel expense from fuel hedging........................  $15        $ 3       $15        $ 7
Decrease in fuel expense from fuel swaptions......................    4          2        17          2
-------------------------------------------------------------------------------------------------------
Decrease in operating expenses....................................   19          5        32          9
Increase (decrease) in other income, net from fuel swaptions......    1        (10)        4        (10)
-------------------------------------------------------------------------------------------------------
Increase (decrease) in pre-tax income.............................  $20        $(5)      $36        $(1)
-------------------------------------------------------------------------------------------------------

     Through September 30, 2002, the Company had recorded less than $1 million for fuel hedging ineffectiveness.

SALE OF RECEIVABLES - The Railroad has sold, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to third parties through a bankruptcy-remote subsidiary. Receivables are sold at carrying value, which approximates fair value. The amount of receivables sold fluctuates based upon the availability of the designated pool of receivables and is directly affected by changing business volumes and credit risks. At September 30, 2002 and December 31, 2001, accounts receivable are presented net of $600 million of receivables sold. In May 2002, the sale of receivables program was renewed for one year without any significant term changes.

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

5. OTHER INCOME - Other income included the following for the three months and nine months ended September 30, 2002 and 2001:

--------------------------------------------------------------------------------------
                                                    Three Months         Nine Months
                                                   Ended Sept. 30,     Ended Sept. 30,
Millions of Dollars                                2002       2001     2002       2001
--------------------------------------------------------------------------------------
Net gain on non-operating asset dispositions.....  $155        $31     $196       $112
Rental income....................................    12         11       38         47
Interest income..................................     1          1        5          4
Other, net.......................................    (8)       (13)     (23)       (30)
--------------------------------------------------------------------------------------
Total............................................  $160        $30     $216       $133
--------------------------------------------------------------------------------------

     Included in the third quarter gain on non-operating asset dispositions is a pre-tax gain of $141 million related to the sale of land, track, operating rights and facilities to the Utah Transit Authority (UTA) for $185 million, which included approximately 175 miles of track that stretches from Brigham City, Utah, through Salt Lake City, Utah, south to Payson, Utah. The transaction contributed $88 million to the Company's earnings on an after-tax basis. An additional $16 million of pre-tax gain has been deferred pending successful completion of arrangements for the relocation of various existing facilities.

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

     Western Resources (Western) filed a complaint on January 24, 2000 in the U.S. District Court for the District of Kansas alleging that UPRR and The Burlington Northern Santa Fe Railway Company (BNSF) materially breached their service obligations under the transportation contract to deliver coal in a timely manner to Western's Jeffrey Energy Center. The original complaint sought recovery of consequential damages and termination of the contract, excusing Western from further performance. In an amended complaint filed September 1, 2000, Western claimed the right to retroactive termination and added a claim for restitution. On October 23, 2001, Western moved for leave to file a second amendment to its complaint to add counts for innocent misrepresentation and negligent misrepresentation and to request rescission of the contract. The motion for leave to amend was denied by the magistrate on March 11, 2002, whose decision was affirmed by the judge on May 30, 2002. The matter went to trial before a jury on August 20, 2002. On September 12, 2002, the jury returned a verdict finding that the contract had not been breached by the railroads, and the judgment dismissing the case was entered by the court on September 16, 2002. Western filed a motion for new trial on September 30, 2002, which the railroads believe will be unsuccessful. UPRR and BNSF filed a response opposing the motion for a new trial on October 15, 2002, and will vigorously defend this and all other post-trial efforts by Western to overturn the jury verdict.

PERSONAL INJURY AND OCCUPATIONAL ILLNESS - The cost of injuries to employees and others related to Railroad activities is charged to expense based on actuarial estimates of the ultimate cost and number of incidents each year. In the first nine months of 2002, the Railroad's reported number of work-related injuries that resulted in lost job time increased 3% compared to the number of injuries reported during the first nine months of 2001. Accidents at grade crossings, however, decreased 17% during the first nine months of 2002 compared to the similar period in 2001. The three month and nine month expenses for the Railroad's personal injury-related events were $58 million and $174 million in 2002, compared to $46 million and $150 million in 2001, respectively. As of September 30, 2002, the Company had a liability of $670 million accrued for personal injury costs, of which $272 million was recorded as a current liability. The Railroad has additional amounts accrued for claims related to certain occupational illnessess. Compensation for Railroad work-related accidents is governed by the Federal Employers' Liability Act (FELA). Under FELA, damages are assessed based on a finding of fault through litigation or out-of-court settlements. The Railroad offers a comprehensive variety of services and rehabilitation programs for employees who are injured at work.

ENVIRONMENTAL - The Company generates and transports hazardous and nonhazardous waste in its current operations and has done so in its former operations, and it is subject to federal, state and local environmental laws and regulations. The Company has identified approximately 433 active sites at which it is or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 52 sites that are the subject of actions taken by the U.S. government, 28 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, the Company's ultimate environmental liability may include costs relating to other parties, in addition to costs relating to its own activities at each site.

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

     As of September 30, 2002, the Company had a liability of $175 million accrued for future environmental costs, of which $70 million was recorded in current liabilities as accrued casualty costs. The liability includes future costs for remediation and restoration of sites, as well as for ongoing monitoring costs, but excludes any anticipated recoveries from third parties. Cost estimates are based on information available for each site, financial viability of other potentially responsible parties, and existing technology, laws and regulations. The Company believes that it has adequately accrued for its ultimate share of costs at sites subject to joint and several liability. However, the ultimate liability for remediation is difficult to determine because of the number of potentially responsible parties involved, site-specific cost sharing arrangements with other potentially responsible parties, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites and/or the speculative nature of remediation costs. The Company expects to pay out the majority of the September 30, 2002 environmental liability over the next five years, funded by cash generated from operations. The impact of current obligations is not expected to have a material adverse effect on the results of operations, financial condition or liquidity of the Company.

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

     At September 30, 2002, the Company had unconditional purchase obligations of $392 million for the purchase of locomotives as part of the Company's multi-year capital asset acquisition plan. In addition, the Company was contingently liable for $284 million in guarantees and $27 million in letters of credit at September 30, 2002. These contingent guarantees were entered into in the normal course of business and include guaranteed obligations of affiliated operations. The Company is not aware of any existing event of default, which would require it to satisfy these guarantees.

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

     In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146). FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred and is effective for exit or disposal activities that are initiated after December 31, 2002. Management is in the process of evaluating the impact this standard may have on the Company's Consolidated Financial Statements.

ITEM 2.  MANAGEMENT'S NARRATIVE  ANALYSIS OF THE RESULTS OF OPERATIONS

           UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY
                             AND AFFILIATE COMPANIES
                              RESULTS OF OPERATIONS

        THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO
              THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001

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

Personal injury - The cost of injuries to employees and others related to Railroad activities is charged to expense based on actuarial estimates of the ultimate cost and number of incidents each year.

NET INCOME - Rail operations reported net income in the third quarter of 2002 of $414 million, compared to net income of $286 million in 2001, an increase of $128 million (45%). Year-to-date, net income increased $216 million (29%) to $973 million, compared to 2001 net income of $757 million. The increase in earnings in both periods resulted primarily from the sale transaction with the UTA and stronger operating results. Higher operating revenue and lower fuel prices combined with productivity gains and cost control efforts offset inflation and higher volume-related costs to also contribute to the increase in net income. Cost control is defined as focused actions to reduce discretionary spending and failure costs.

OPERATING REVENUES - Operating revenue is comprised of Commodity Revenue and other revenues. Other revenues primarily include subsidiary revenue from various companies that are wholly owned or majority owned by the Railroad, revenue from the Chicago commuter rail operations and accessorial revenue earned due to customer detainment of railroad owned or controlled equipment. Third quarter rail operating revenues increased $111 million (4%) to $2.8 billion compared to 2001. Year-to-date, rail revenues increased $213 million (3%) compared to 2001. Third quarter revenue carloads increased 4% and year-to-date carloads increased 3% compared to a year ago, with the highest growth in both periods in the automotive and intermodal commodity groups. Other revenues increased 13% to $113 million in the third quarter and increased 5% to $323 million for the year-to-date period compared to a year ago due to higher subsidiary revenue.

      The following tables summarize the year-over-year changes in rail commodity revenue, revenue carloads and average revenue per car by commodity type:

     Three Months Ended                                           Nine Months Ended
            Sept. 30,          %   Commodity Revenue                    Sept. 30,          %
       2002      2001     Change   Millions of Dollars            2002       2001    Change
       ----      ----     ------   -------------------            ----       ----    ------
      $ 373     $ 358       4      Agricultural                  $1,096     $1,073       2
        285       253      13      Automotive                       893        830       8
        399       392       2      Chemicals                      1,186      1,168       2
        591       611      (3)     Energy                         1,743      1,781      (2)
        535       514       4      Industrial Products            1,542      1,509       2
        542       499       9      Intermodal                     1,512      1,412       7
     ------    ------     ---                                    ------     ------     ---
     $2,725    $2,627       4      Total                         $7,972     $7,773       3
     ------    ------     ---                                    ------     ------     ---

   Three Months Ended                                            Nine Months Ended
            Sept. 30,       %      Revenue Carloads                      Sept. 30,       %
       2002      2001  Change      Thousands                       2002       2001  Change
       ----      ----  ------      ---------                       ----       ----  ------
        216       214       1      Agricultural                     647        645      --
        193       177       9      Automotive                       605        561       8
        231       225       3      Chemicals                        681        666       2
        540       549      (2)     Energy                         1,605      1,602      --
        378       368       3      Industrial Products            1,072      1,078      --
        801       741       8      Intermodal                     2,253      2,112       7
     ------    ------     ---                                    ------     ------    ----
      2,359     2,274       4      Total                          6,863      6,664       3
     ------    ------     ---                                    ------     ------    ----

   Three Months Ended                                            Nine Months Ended
            Sept. 30,       %      Average Revenue                       Sept. 30,       %
       2002      2001  Change      Per Car                         2002       2001  Change
     $1,728    $1,668       4      Agricultural                  $1,695     $1,663       2
      1,479     1,429       3      Automotive                     1,476      1,478      --
      1,729     1,744      (1)     Chemicals                      1,742      1,757      (1)
      1,095     1,113      (2)     Energy                         1,086      1,112      (2)
      1,415     1,399       1      Industrial Products            1,438      1,400       3
        677       674      --      Intermodal                       671        668      --
     ------    ------     ---                                    ------     ------    ----
     $1,156    $1,155      --      Total                         $1,162     $1,166      --
     ------    ------     ---                                    ------     ------    ----

Agricultural - Revenue increased 4% in the third quarter and 2% for the year-to-date period of 2002 over the comparable periods in 2001. Meals and oils increased due to increased demand for soybean meal shipments into Mexico and soybean oil exports. Demand for cottonseed shipments used for feed also increased. Ethanol shipments increased due to heightened demand for the fuel additive. Weak domestic demand for wheat partially offset these increases. Average revenue per car increased primarily due to the positive mix impact of longer average length of haul shipments.

Automotive - Revenue increased 13% for the third quarter and 8% for the year-to-date period of 2002 over the comparable periods in 2001, driven by an increase in carloads. The volume growth was due primarily to market share gains for finished vehicle shipments. Average revenue per car was flat for the year-to-date period over 2001, but increased 3% in the third quarter due to the mix impact of longer average length of haul vehicle shipments.

Chemicals - Revenue increased 2% for both the third quarter and year-to-date periods of 2002 over the comparable periods in 2001, due to increases in carloads. While a softening economy and decreased industrial production resulted in a revenue decline in the first quarter, increased levels of industrial production boosted second and third quarter carloads a combined 4% higher than 2001. Higher general demand increased shipments of soda ash, liquid & dry chemicals and liquified petroleum (LP) gas. Average revenue per car declined 1% due to rate pressures and shifts among the mix of plastics, phosphate rock, fertilizer and soda ash traffic.

Energy - Revenue decreased 3% for the third quarter and 2% for the year-to-date period of 2002 over the comparable periods in 2001 as a 2% carload decline in the third quarter and flat carloads year-to-date were accompanied by a 2% decline in average revenue per car in both periods. The decline in carloads was largely impacted by higher demand in 2001 and higher stockpile levels in 2002. Average revenue per car declined primarily due to the impact of contract price negotiations on expiring long-term contracts with certain major customers.

Industrial Products - Revenue increased 4% for the third quarter and 2% for the year-to-date periods of 2002 over the comparable periods in 2001 due to higher average revenue per car in both periods and a 3% increase in carloads for the third quarter. Year-to-date carloads were flat. Volume declines in the first half of 2002 were mainly the result of the soft economy which had a negative effect on many economically sensitive commodities, including steel and paper products. Shipments of metallic minerals were also negatively affected by the weak steel market. In the third quarter, however, some commodity lines, including steel and certain paper products, including newsprint, experienced revenue growth due to stronger economic demand. Also offsetting the declines were volume increases in construction-related commodities, led by stone, as strong building and road construction activity continued. Lumber volumes also increased due to strong housing construction and other general demand for lumber products. Average revenue per car increased as a result of price increases and a greater mix of longer average length of haul business, mainly lumber.

Intermodal - Revenue increased 9% for the third quarter and 7% for the year-to-date periods of 2002 over the comparable periods in 2001, which was driven by increased international shipments due to high import demand and increased market share. Partially offsetting these increases were declines in domestic shipments, as a result of soft economic demand and the voluntary action of reducing low-margin domestic truckload trailer business in favor of higher-margin containers. In addition, the labor dispute between the International Longshoreman and Warehouse Union (ILWU) and the Pacific Maritime Association, which began four days before the end of the third quarter had a significant impact on intermodal volumes during that period. Average revenue per car was flat for both periods compared to 2001 due to a higher mix of international shipments which have a lower average revenue per car compared to domestic shipments. The effect of this mix more than offset price increases.

Mexico Business - In 2001, UPRR generated $860 million of revenues from rail traffic with businesses located in Mexico. Included in the rail commodity revenue reported above, Mexican related revenue increased 2% to $217 million for the third quarter but decreased 1% to $646 million for the year-to-date period of 2002 over the comparable periods in 2001. In both periods, shipments increased for chemicals and industrial products business segments. Increased chemicals business consisted of plastics, fertilizer, and LP gas exports, in addition to higher imports/exports of liquid and dry chemicals. An increase in industrial products resulted from exports of pulp and paper products in addition to higher imports/exports of steel and scrap. Reduced automobile production offset these gains resulting in fewer shipments of parts and finished vehicles.

OPERATING EXPENSES - Third quarter operating expenses increased $48 million (2%) to $2.2 billion, compared to 2001. Year-to-date operating expenses decreased $16 million. In the third quarter, inflation, volume-related costs, increased contract services, lease and depreciation expense were partially offset by lower fuel prices and savings from lower employee force levels and productivity improvements. Expenses in the nine month period of 2002 were significantly reduced by lower fuel prices and productivity savings which more than offset increases in inflation, volume-related costs, contract services, casualty and depreciation expense.

Salaries, Wages and Employee Benefits - Salaries, wages and employee benefits increased $31 million (4%) in the third quarter of 2002, compared to 2001. Year-to-date, wage and benefit expenses rose $47 million (2%). Increases were driven by inflation and volume-related costs as the result of a 4% growth in gross ton miles in both the third quarter and year-to-date. A reduction in employee force levels in the third quarter of 2% and year-to-date of 3%, in conjunction with worker productivity improvements, partially offset wage and employee benefits inflation and volume-related costs.

Equipment and Other Rents - Equipment and other rents primarily includes rental expense UPRR pays for freight cars owned by other railroads or private companies; freight car, intermodal and locomotive leases; other specialty equipped vehicle leases; and office and other rentals. Expenses increased $9 million (3%) in the third quarter and $17 million (2%) year-to-date, compared to 2001. The increases were due primarily to higher expenses for locomotive leases and higher volume-related costs in both periods. Partially offsetting the increases were both a decrease in car cycle times (the average number of accumulated days that loaded and empty cars from other railroads spend on UPRR's system) and lower rental prices for freight cars. The higher locomotive lease expense is due to UPRR's increased leasing of new, more reliable and fuel efficient locomotives. These new locomotives replaced older, non-leased models in the fleet, which helped reduce expenses for depreciation, labor, materials and fuel during the year. The decrease in car cycle times is partially attributable to increased volume demand and better car utilization. The increase in volume costs is attributable to an increase in carloads in certain commodity types such as automotive, intermodal, chemicals and industrial products that utilize a high percentage of rented freight cars.

Depreciation - The majority of depreciation relates to road property. Depreciation expense increased $7 million (3%) in the third quarter and $14 million (2%) year-to-date over 2001 as a result of increased capital spending in recent years. Capital spending totaled $1.4 billion in the first nine months of 2002 compared to $1.3 billion in the first nine months of 2001. Full year capital spending totaled $1.7 billion in 2001 and 2000 and $1.8 billion in 1999.

Fuel and Utilities - Fuel and utilities is comprised of locomotive fuel, utilities other than telephone and gasoline and other fuels. Expenses decreased $25 million (8%) in the third quarter and $186 million (19%) in the year-to-date period of 2002 compared to a year ago. The decrease was driven by lower fuel prices and a lower fuel consumption rate, as measured by gallons consumed per thousand gross ton miles. Fuel prices averaged 75 cents per gallon in the third quarter of 2002 compared to 86 cents per gallon in the third quarter of 2001 (price includes taxes and transportation costs). Year-to-date, fuel prices averaged 70 cents per gallon compared to 90 cents per gallon in the same year-to-date period in 2001. Lower fuel prices in 2002 resulted in a $33 million reduction in fuel expense in the third quarter and a $198 million reduction in the first nine months, compared to 2001. The lower consumption rate decreased fuel expense by $1 million in the third quarter and $12 million year-to-date. A 4% increase in gross ton miles increased fuel expense by $11 million in the third quarter and a 4% increase in gross ton miles year-to-date increased fuel expense by $36 million compared to a year ago. The Railroad hedged or had fuel swaptions in place which equaled approximately 41% of its fuel consumption for the third quarter and 42% of its fuel consumption year-to-date, which decreased fuel costs by $19 million in the third quarter and $32 million in the first nine months of 2002. As of September 30, 2002, expected fuel consumption for the remainder of 2002 is 41% hedged at 58 cents per gallon (excluding estimated taxes and transportation costs and regional pricing spreads). Expected fuel consumption in 2003 is 5% hedged at 56 cents per gallon (excluding estimated taxes, transportation costs and regional pricing spreads). Utilities, gasoline, and propane expenses decreased $2 million in the third quarter and decreased $12 million year-to-date primarily due to lower rates and fuel prices.

Materials and Supplies - Material used for the maintenance of the Railroad's lines, structures and equipment is the principal component of materials and supplies expense. Office, small tools and other supplies and the costs of freight services purchased to ship company materials are also included. Expenses decreased $2 million (2%) in the third quarter and decreased $15 million (4%) year-to-date, primarily reflecting a reduction in the number of locomotives overhauled. Materials expense for locomotive overhauls decreased due to the acquisition of new, more-reliable locomotives during the past several years, the sale of older units, which required higher maintenance, and outsourcing some locomotive maintenance. Partially offsetting the reductions in locomotive overhauls was an increase in costs for freight car repairs.

Casualty Costs - The largest component of casualty costs is personal injury expense. Freight and property damage, insurance, environmental matters and occupational illness expense are also included in casualty costs. Costs increased $3 million (4%) in the third quarter compared to 2001 due to higher personal injury expenses partially offset by lower freight damage. Year-to-date costs increased $23 million (9%) due primarily to higher personal injury costs.

Purchased Services and Other Costs - Purchased services and other costs include the costs of services purchased from outside contractors, state and local taxes, net costs of operating facilities jointly used by UPRR and other railroads, transportation and lodging for train crew employees, trucking and contracting costs for intermodal containers, leased automobile maintenance expenses, telephone and cellular expense, employee travel expense and computer and other general expenses. Expenses increased $25 million (13%) in the third quarter and increased $84 million (14%) year-to-date, compared to last year. The increase in both periods is primarily due to increased spending for contract services, higher expenses for jointly operated facilities and higher general expenses.

OPERATING INCOME - Operating income increased $63 million (11%) in the third quarter to $638 million. Operating income for the first nine months of 2002 grew $229 million (15%) to $1.7 billion. The operating margin for the third quarter was 22.5%, compared to 21.1% in 2001. The year-to-date operating margin was 21.0% compared to 18.8% a year ago.

NON-OPERATING ITEMS - Interest expense decreased $12 million (8%) in the third quarter and $29 million (7%) year-to-date, primarily as a result of lower average debt levels and lower weighted-average interest rates in 2002. Third quarter other income increased $130 million and increased $83 million for the year-to-date period in 2002 compared to 2001 due primarily to the sale transaction with the UTA ($141 million pre-tax). Income taxes increased $77 million (45%) in the third quarter and $125 million (28%) year-to-date, compared to 2001, which was primarily the result of higher pre-tax income in both periods in 2002.

OTHER MATTERS

COMMITMENTS AND CONTINGENCIES - There are various claims and lawsuits pending against the Company and certain of its subsidiaries. The Company is also subject to various federal, state and local environmental laws and regulations, pursuant to which it is currently participating in the investigation and remediation of various sites. A discussion of certain claims, lawsuits, contingent liabilities and guarantees is set forth in note 6 to the Consolidated Financial Statements, which discussion is incorporated herein by reference.

PENSIONS - During the second quarter of 2002, the Company decreased its assumed rate of return on pension plan assets from 10% to 9%. This assumption change resulted in an increase to 2002 pension expense of $16 million. In addition, due to declines on plan assets, a minimum pension liability adjustment will be recorded during the fourth quarter of 2002. This adjustment will result in a reduction of common shareholders' equity. Based upon actual asset returns through October 31, 2002, the Company expects the reduction in equity to be approximately $120 million, after tax. The Railroad voluntarily contributed
$50 million to its pension plan in November of 2002.

DIVIDEND RECEIVABLE - The Company owns a 26% interest in Grupo Ferroviario Mexicano, S.A. de C.V. (GFM). GFM operates a major railway system in Mexico. During the third quarter of 2002, the Company recorded a dividend from GFM of approximately $118 million. As of September 30, 2002, the dividend is reflected as a receivable in the Company's Consolidated Statements of Financial Position. The dividend is accounted for as a reduction to investments in and advances to affiliated companies in the Consolidated Statements of Financial Position as of September 30, 2002 and creates no effect on the Company's Consolidated Statements of Income. Subsequent to September 30, 2002, the Company received approximately $20 million of the dividend receivable.

WEST COAST PORT DISRUPTION - During September of 2002, the labor dispute between the International Longshoreman and Warehouse Union (ILWU) and the Pacific Maritime Association escalated and resulted in work slow-downs and a lockout of the ILWU dockworkers for four days at the end of the third quarter that continued for nine days into the fourth quarter. The Company expects the negative impact on earnings to range between 5 cents and 10 cents per diluted share in the fourth quarter of 2002; however, the actual results may differ depending on how quickly the congestion at the ports can be resolved.

ACCOUNTING PRONOUNCEMENTS - In August 2001, the Financial Accounting Standards Board (FASB) issued FAS 143, "Accounting for Asset Retirement Obligations" (FAS
143). FAS 143 requires the Company to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and is effective for the Company's fiscal year beginning January 1, 2003. Management is in the process of evaluating the impact this standard will have on the Company 's Consolidated Financial Statements.

   In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (FAS 145). FAS 145 concludes that debt extinguishments used as part of a company's risk management strategy should not be classified as an extraordinary item. FAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Management believes that FAS 145 will not have a significant impact on the Company 's Consolidated Financial Statements.

   In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146). FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred and is effective for exit or disposal activities that are initiated after December 31, 2002. Management is in the process of evaluating the impact this standard may have on the Company's Consolidated Financial Statements.

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

   Important factors that could affect the Company's and its subsidiaries' future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements include, but are not limited to:

      - whether the Company and its subsidiaries are fully successful in implementing their financial and operational initiatives;

      -     industry competition, conditions, performance and consolidation;

      - legislative and regulatory developments, including possible enactment of initiatives to re-regulate the rail business;

      -     natural events such as severe weather, fire, floods and earthquakes;

      - the effects of adverse general economic conditions, both within the United States and globally;

      -     changes in fuel prices;

      -     changes in labor costs;

      - any adverse economic or operational repercussions from terrorist activities and any governmental response thereto;

      -     labor stoppages; and

      - the outcome of claims and litigation, including those related to environmental contamination, personal injuries, and occupational illnesses arising from hearing loss, repetitive motion and exposure to asbestos and diesel fumes.

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

ITEM 4.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the CEO and the CFO concluded that the Company's disclosure controls and procedures are effective in alerting them, in a timely manner, to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

   Additionally, the CEO and CFO determined that there were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their most recent evaluation.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS

The United States Environmental Protection Agency, Region 9, has filed two administrative complaints against UPRR, during the third quarter, the first of which alleges that the Railroad violated the Clean Water Act in 1997 by discharging dredged or fill materials into the Carpenteria Salt Marsh in Santa Barbara County, California, and seeks civil penalties from the Railroad in an amount up to $137,500. The second complaint alleges that the Railroad violated the Clean Water Act in 1999 by discharging dredged or fill materials into Laguna Creek, in Santa Barbara County, California without a Section 404 permit and likewise seeks civil penalties up to $137,500. UPRR disputes the allegations set forth in these complaints and intends to defend the matters in any subsequent administrative proceedings.

   The South Coast Air Quality Management District has filed an action against Union Pacific Railroad in the Los Angeles County Superior Court, in which it seeks civil penalties in an amount up to $225,000 from the Railroad. The complaint alleges that Union Pacific Railroad has violated certain provisions of the California Health and Safety Code and District rules, as a result of air emissions from idling diesel locomotives in Los Angeles, California. The complaint further alleges that the Railroad has violated the California Health and Safety Code and District rules as a result of fugitive dust emissions from railroad property located in Colton, California. Union Pacific Railroad disputes the allegations of the complaint and maintains that the claims relating to idling locomotives are preempted by federal law. The Railroad intends to defend against the claims made by the District in this action.

OTHER MATTERS

Western Resources (Western) filed a complaint on January 24, 2000 in the U.S. District Court for the District of Kansas alleging that UPRR and The Burlington Northern Santa Fe Railway Company (BNSF) materially breached their service obligations under the transportation contract to deliver coal in a timely manner to Western's Jeffrey Energy Center. The original complaint sought recovery of consequential damages and termination of the contract, excusing Western from further performance. In an amended complaint filed September 1, 2000, Western claimed the right to retroactive termination and added a claim for restitution. On October 23, 2001, Western moved for leave to file a second amendment to its complaint to add counts for innocent misrepresentation and negligent misrepresentation and to request rescission of the contract. The motion for leave to amend was denied by the magistrate on March 11, 2002, whose decision was affirmed by the judge on May 30, 2002. The matter went to trial before a jury on August 20, 2002. On September 12, 2002, the jury returned a verdict finding that the contract had not been breached by the railroads, and the judgment dismissing the case was entered by the court on September 16, 2002. Western filed a motion for new trial on September 30, 2002, which the railroads believe will be unsuccessful. UPRR and BNSF filed a response opposing the motion for a new trial on October 15, 2002, and will vigorously defend this and all other post-trial efforts by Western to overturn the jury verdict.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (A)  EXHIBITS

        Exhibits are listed in the exhibit index on page 23.

   (B)  REPORTS ON FORM 8-K

        On July 18, 2002, the Registrant filed a Current Report on Form 8-K announcing UPC's financial results for the second quarter of 2002.

        On October 24, 2002, the Registrant filed a Current Report on Form 8-K announcing UPC's financial results for the third quarter of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2002

                                      UNION PACIFIC RAILROAD COMPANY
                                      (Registrant)

                                      By /s/ James R. Young
                                         ----------------------------------
                                         James R. Young,
                                         Chief Financial Officer
                                         (Principal Financial Officer)

                                      By /s/ Richard J. Putz
                                         ------------------------------------
                                         Richard J. Putz
                                         Chief Accounting Officer and Controller
                                         (Chief Accounting Officer and Duly
                                         Authorized Officer)

                                  CERTIFICATION
                         OF PRINCIPAL EXECUTIVE OFFICER

I, Richard K. Davidson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Union Pacific Railroad Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date:  November 13, 2002

                                                /s/ Richard K. Davidson
                                                ------------------------------
                                                Richard K. Davidson
                                                Chairman and
                                                Chief Executive Officer
                                                Union Pacific Railroad Company

                                  CERTIFICATION
                         OF PRINCIPAL FINANCIAL OFFICER

I, James R. Young, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Union Pacific Railroad Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date:  November 13, 2002

                                                /s/ James R. Young
                                                ------------------------------
                                                James R. Young
                                                Chief Financial Officer
                                                Union Pacific Railroad Company

                         UNION PACIFIC RAILROAD COMPANY
                                  EXHIBIT INDEX

Exhibit No.  Description

Exhibits Filed with this Statement

   12(a)     Ratio of Earnings to Fixed Charges for the Three Months
             Ended September 30,
             2002 and 2001.

   12(b)     Ratio of Earnings to Fixed Charges for the Nine Months
             Ended September 30,
             2002 and 2001.

   99(a)     Certification Pursuant to 18 U.S.C. Section 1350, as
             Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Richard K. Davidson

   99(b)     Certification Pursuant to 18 U.S.C. Section 1350, as
             Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - James R. Young

Exhibits Incorporated by Reference

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