Form 10-K
period 2002-12-31
UNION PACIFIC RAILROAD CO/DE
filed 2003-02-21
CIK 92259

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)
  [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2002
                                     OR
  [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
          For the transition period from __________ to ____________

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                  YES    NO  X
                                     ---    ---

     None of the Registrant's voting stock is held by non-affiliates. The Registrant is a wholly owned subsidiary of Union Pacific Corporation.

     As of February 28, 2003, the Registrant had outstanding 7,130 shares of Common Stock, $10 par value, and 620 shares of Class A Stock, $10 par value.

DOCUMENTS INCORPORATED BY REFERENCE:                 None

                                TABLE OF CONTENTS
                         UNION PACIFIC RAILROAD COMPANY

                                                       PART I

Item 1.            Business................................................................................   4

                   Risk Factors............................................................................   6

Item 2.            Properties..............................................................................   7

Item 3.            Legal Proceedings.......................................................................   8

Item 4.            Submission of Matters to a Vote of Security Holders.....................................  10

                                                       PART II

Item 5.            Market for the Registrant's Common Stock and Related Shareholder Matters................  11

Item 6.            Selected Financial Data.................................................................  11

Item 7.            Management's Discussion and Analysis of Financial Condition and Results of
                        Operations.........................................................................  11

                   Management's Narrative Analysis of the Results of Operations............................  11

                   Cautionary Information..................................................................  20

Item 7A.           Quantitative and Qualitative Disclosures about Market Risk..............................  21

Item 8.            Financial Statements and Supplementary Data.............................................  22

Item 9.            Changes in and Disagreements with Accountants on Accounting and Financial
                        Disclosure.........................................................................  43

                                                      PART III

Item 10.           Directors and Executive Officers of the Registrant......................................  44

Item 11.           Executive Compensation..................................................................  44

Item 12.           Security Ownership of Certain Beneficial Owners and Management..........................  44

Item 13.           Certain Relationships and Related Transactions..........................................  44

Item 14.           Controls and Procedures.................................................................  44

                                                       PART IV

Item 15.           Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................  45

                   Signatures..............................................................................  46

                   Certifications..........................................................................  47

                                     PART I

ITEM 1. BUSINESS

Union Pacific Railroad Company (the Registrant), together with a number of wholly owned and majority-owned subsidiaries, certain affiliates and various minority-owned companies (collectively, the Company, UPRR or the Railroad), is a Class I Railroad, incorporated in Delaware, and is an indirect wholly owned subsidiary of Union Pacific Corporation (the Corporation or UPC). The Company's principal executive offices are located at 1416 Dodge Street, Room 1230, Omaha, NE 68179. The telephone number at that address is (402) 271-5000.

     A copy of this Annual Report on Form 10-K, as well as the Company's Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports are available, free of charge, on the Internet at the Corporation's website www.up.com/investors. The reference to the Corporation's website address does not constitute incorporation by reference of the information contained on the website and should not be considered part of this document.

     The Company operates various railroad and railroad-related businesses. The Railroad has over 33,000 route miles linking Pacific Coast and Gulf Coast ports to the Midwest and eastern United States gateways and providing several north/south corridors to key Mexican gateways. The Railroad serves the western two-thirds of the country and maintains coordinated schedules with other carriers for the handling of freight to and from the Atlantic Coast, the Pacific Coast, the Southeast, the Southwest, Canada and Mexico. Export and import traffic is moved through Gulf Coast and Pacific Coast ports and across the Mexican and Canadian borders. Railroad freight is comprised of six commodity lines: agricultural, automotive, chemicals, energy, industrial products and intermodal. The Railroad continues to focus on utilization of its capital asset base to meet current operating needs and to introduce innovative rail services across every commodity line.

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

EMPLOYEES

Approximately 87% of the Railroad's nearly 47,000 employees are represented by 14 major rail unions. National negotiations under the Railway Labor Act to revise the national labor agreements for all crafts began in late 1999. In May 2001, the Brotherhood of Maintenance of Way Employees (BMWE) ratified a five-year agreement, which included provisions for an annual wage increase (based on the consumer price index) and progressive health and welfare cost sharing. In August 2002, the carriers reached a five-year agreement with the United Transportation Union (UTU) for annual wage increases as follows: 4.0% July 2002, 2.5% July 2003 and 3.0% July 2004. The agreement also established a process for resolving the health and welfare cost sharing issue through arbitration and also provided for the operation of remote control locomotives by trainmen. The Brotherhood of Locomotive Engineers (BLE) challenged the remote control feature of the UTU Agreement and a recent arbitration decision held that operation of remote control by UTU members in terminals does not violate the BLE agreement. In November 2002, the International Brotherhood of Boilermakers and Blacksmiths (IBB) reached a five-year agreement following the UTU wage pattern. In January 2003, an arbitration award was rendered establishing wage increases and health and welfare employee cost sharing for the Transportation Communications International Union (TCU). Contract discussions with the remaining unions are either in negotiation or mediation. Also during 2002, the National Mediation Board ruled against the UTU on its petition for a single operating craft on the Kansas City Southern Railroad. The BLE is now working on a possible merger with the International Brotherhood of Teamsters (Teamsters).

GOVERNMENTAL REGULATION

The Railroad's operations are currently subject to a variety of federal, state and local regulations (see also the discussion of certain regulatory proceedings in Legal Proceedings, Item 3).

     The operations of the Railroad are subject to the regulatory jurisdiction of the Surface Transportation Board (STB) of the United States Department of Transportation (DOT) and other federal and state agencies. The operations of the Railroad are also subject to the regulations of the Federal Railroad Administration of the DOT. The STB has jurisdiction over rates charged on certain regulated rail traffic; freight car compensation; transfer, extension or abandonment of rail lines; and acquisition of control of rail common carriers.

     The DOT and the Occupational Safety and Health Administration, along with other federal agencies, have jurisdiction over certain aspects of safety, movement of hazardous materials, movement and disposal of hazardous waste and equipment standards. Various state and local agencies have jurisdiction over disposal of hazardous waste and seek to regulate movement of hazardous materials in areas not otherwise preempted by federal law.

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

     The operations of the Railroad are subject to the requirements of the CAA. The 1990 amendments to the CAA include a provision under Title V requiring that certain facilities obtain operating permits. EPA regulations require all states to develop federally-approvable permit programs. Affected facilities must submit air operating permit applications to the respective states within one year of the EPA's approval of the state programs. Certain of the Railroad's facilities may be required to obtain such permits. In addition, in December 1997, the EPA issued final regulations which require that certain purchased and remanufactured locomotives meet stringent emissions criteria. While the cost of meeting these requirements may be significant, expenditures are not expected to materially affect the Railroad's financial condition or results of operations.

     The operations of the Railroad are also subject to other laws protecting the environment, including permit requirements for wastewater discharges pursuant to the National Pollutant Discharge Elimination System and storm-water runoff regulations under the Federal Water Pollution Control Act.

     Information concerning environmental claims and contingencies and estimated remediation costs is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters - Environmental Costs, Item 7, and in note 10 to the Consolidated Financial Statements, Item 8.

RISK FACTORS

Competition - The Railroad is subject to price and service competition from other railroads, which operate parallel routes in many of UPRR's traffic corridors, in addition to operations providing other modes of transportation, including motor carriers, ships, barges and pipelines. Competition is based primarily upon the rate charged and the transit time required, as well as the quality and reliability of the service provided. While the Railroad must build or acquire and maintain its rail system, trucks and barges are able to use public rights-of-way maintained by public entities. Any future improvements or expenditures materially increasing the quality of these alternative modes of transportation in the locations in which the Railroad operates, or legislation granting materially greater latitude for motor carriers with respect to size or weight limitations, could have a material adverse effect on the results of operations, financial condition and liquidity.

Governmental Regulation - The Railroad is subject to governmental regulation by a significant number of federal, state and local regulatory authorities with respect to the Railroad operations and a variety of health, safety, labor, environmental and other matters. Failure to comply with applicable laws and regulations could have a material adverse effect on the financial statements. Regulatory authorities may change the legislative framework within which the Railroad operates without providing the Railroad any recourse for any adverse effects that the change may have on the business. Also, some of the regulations require the Railroad to obtain and maintain various licenses, permits and other authorizations, and the Railroad cannot assure that it will continue to be able to do so.

Environmental Laws and Regulations - The Railroad's operations are subject to extensive federal, state and local environmental laws and regulations concerning, among other things, emissions to the air, discharges to water and the handling, storage, transportation and disposal of waste and other materials and cleanup of hazardous material or petroleum releases. Environmental liability can extend to previously owned or operated properties, leased properties and properties owned by third parties, as well as to properties currently owned and used. Environmental liabilities may also arise from claims asserted by adjacent landowners or other third parties in toxic tort litigation. The Railroad may be subject to allegations or findings to the effect that it has violated, or is strictly liable under, these laws or regulations. The Railroad could incur significant costs as a result of any of the foregoing and may be required to incur significant expenses to investigate and remediate environmental contamination.

Fuel Costs - Fuel costs constitute a significant portion of transportation expenses. Diesel fuel prices are subject to dramatic fluctuations. Significant price increases may have a material adverse effect on the Railroad's operating results. Additionally, fuel prices and supplies are influenced significantly by international political and economic circumstances. If a fuel supply shortage were to arise from OPEC production curtailments, a disruption of oil imports or otherwise, higher fuel prices and any subsequent price increases would materially affect the Railroad's results of operations, financial condition and liquidity.

Labor Unions - The Railroad is a party to collective bargaining agreements and ongoing negotiations with various labor unions in the United States. Disputes with regard to the terms of these agreements or the Railroad's potential inability to negotiate acceptable contracts with these unions could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. If the unionized workers were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized or the terms and conditions in future labor agreements were renegotiated, the Railroad could experience a significant disruption of its operations and higher ongoing labor costs.

General Economic Conditions - Several of the commodities transported by the Railroad come from industries with cyclical business operations. As a result, prolonged negative changes in domestic and global economic conditions affecting the producers and consumers of the commodities carried by the Railroad may have an adverse effect on the results of operations, financial condition and liquidity.

Weather - Severe weather conditions and other natural phenomena, including earthquakes and floods, may cause significant business interruptions and result in increased costs and liabilities and decreased revenues, which could have an adverse effect on the results of operations, financial condition and liquidity.

Supplier Risk - The Railroad is dependent on two key suppliers of locomotives. Due to the capital intensive nature and sophistication of this equipment, there are strong barriers of entry to new suppliers. Therefore, if one of these suppliers would no longer produce locomotives, the Railroad could realize a significant increase in the cost and the potential for reduced availability of the locomotives that are necessary to its operations.

Claims and Lawsuits - The nature of the Railroad's business exposes it to the potential for various claims and litigation related to labor and employment, personal injury and occupational illness, property damage, environmental and other matters. Therefore, the Railroad may be subject to claims or litigation that could involve significant expenditures.

Future Acts of Terrorism or War or Risk of War - Terrorist attacks, such as those that occurred on September 11, 2001, any government response thereto and war or risk of war may adversely affect the Railroad's results of operations, financial condition, the ability to raise capital or the Railroad's future growth. The Railroad's rail lines and facilities could be direct targets or indirect casualties of an act or acts of terror, which could cause significant business interruption and result in increased costs and liabilities and decreased revenues, which could have an adverse effect on the operating results and financial condition. Any act of terror, retaliatory strike, sustained military campaign or war or risk of war may have an adverse impact on the operating results and financial condition by causing or resulting in unpredictable operating or financial conditions, including disruptions of rail lines, volatility or sustained increase of fuel prices, fuel shortages, general economic decline and instability or weakness of financial markets which could restrict the Railroad's ability to raise capital. In addition, insurance premiums charged for some or all of the coverages currently maintained by the Railroad could increase dramatically or certain coverages may not be available in the future.

ITEM 2. PROPERTIES

The Company's primary real estate, equipment and other property (properties) are owned or leased to support its operations. The Company believes that its properties are in good condition and adequate for current operations. The

Railroad operates facilities and equipment designated for both the maintenance and repair of the property, including locomotives, rail cars and other equipment, and for monitoring such maintenance and repair work. The facilities include rail yards, intermodal ramps and maintenance shops throughout the rail system. Additionally, the Company had approximately $1.8 billion in capital expenditures during 2002 for, among other things, building and maintaining track, structures and infrastructure and upgrading and augmenting equipment.

    Certain of the Company's properties are subject to federal, state and local provisions involving the protection of the environment. See discussion of environmental issues in Management's Narrative Analysis of the Results of Operations - Other Matters - Environmental Costs, Item 7, and in note 10 to the Consolidated Financial Statements, Item 8. See also notes 1, 5 and 6 to the Consolidated Financial Statements, Item 8, for additional information regarding the Company's properties.

TRACK - The Railroad utilizes over 33,000 main line and branch line route miles in 23 states in the western two-thirds of the United States. The Company owns 27,400 route miles with the remainder of route miles operated under trackage rights or leases. As of and for the years ending December 31, 2002, 2001 and 2000, route miles operated and track miles installed and replaced are as follows:


Miles                                                                              2002           2001           2000
                                                                                ----------     ----------     ----------
Main line .................................................................         27,504         27,553         26,914
Branch line ...............................................................          5,637          6,033          6,121
Yards, sidings and other main lines .......................................         21,760         21,669         21,564
                                                                                ----------     ----------     ----------
Total .....................................................................         54,901         55,255         54,599
                                                                                ----------     ----------     ----------
Track miles of rail installed and replaced:
     New ..................................................................            783            857            943
     Used .................................................................            330            388            242
Ties installed and replaced (000) .........................................          4,531          3,648          3,332
                                                                                ----------     ----------     ----------

EQUIPMENT - The Company's primary rail equipment as of and for the years ending December 31, 2002, 2001 and 2000, consisted of the following:


Equipment                                                                          2002           2001           2000
                                                                                ----------     ----------     ----------
Owned or leased at year-end:
Locomotives ...............................................................          7,094          6,886          7,007
Freight cars:
     Covered hoppers ......................................................         30,602         33,901         37,607
     Boxcars ..............................................................         15,040         15,561         18,342
     Open-top hoppers .....................................................         15,891         17,202         18,683
     Gondolas .............................................................         14,793         15,431         17,480
     Other ................................................................         14,551         14,681         16,557
Work Equipment ............................................................          6,950          6,950          6,616
                                                                                ----------     ----------     ----------
Purchased or leased during the year:
     Locomotives ..........................................................            530            500            451
     Freight cars .........................................................          3,823            793          1,082
                                                                                ----------     ----------     ----------
Average age of equipment (years):
     Locomotives ..........................................................           14.4           14.9           14.9
     Freight cars .........................................................           21.9           22.5           20.9
                                                                                ----------     ----------     ----------

ITEM 3. LEGAL PROCEEDINGS

As previously reported in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, a UPRR train carrying hazardous materials derailed on May 27, 2000 near Eunice, Louisiana, resulting in the evacuation of approximately 3,500 residents of the surrounding area and numerous claims for personal injury, property damage and business interruption. Following the incident, forty lawsuits were filed in various courts, and thirty-eight of those cases were consolidated in the United States District Court for the District of Western Louisiana. The remaining two cases were filed in the State District Court in Baton Rouge, Louisiana, and are being coordinated with the federal cases. After the federal District Court certified a class of over 20,000 potential claimants, the Railroad appealed to the Unites States Court of Appeals for the Fifth Circuit. The plaintiffs agreed to stay the appeal to facilitate settlement negotiations, which are ongoing. While it is not possible to predict the ultimate outcome of these proceedings, the Railroad believes it has substantial defenses. Although losses exceed the self-insured retention amounts, the Railroad believes its insurance coverage is adequate to cover material damage claims or settlement amounts.

     As previously reported in the Company's Annual Report on Form 10-K for 2001, on January 30, 2002, the Louisiana Department of Environmental Quality
(LDEQ) issued to the Railroad a notice of a proposed penalty assessment in the amount of $195,700 in connection with the release of water potentially impacted by the derailment of a train near Eunice, Louisiana, as discussed above. The Railroad previously met with the LDEQ regarding this matter to present documentation indicating that no penalty should be assessed. The Railroad has filed suit against the LDEQ in Louisiana State District Court challenging the penalty.

     As previously reported in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, the District Attorneys of Merced, Madera and Stanislaus counties in the State of California threatened to file criminal charges against the Railroad in connection with the release of calcium oxide
(lime), which leaked from an unidentified railcar between Chowchilla and Sacramento, California, on December 27, 2001, and another incident in which lime leaked from a railcar between Chowchilla and Stockton, California, on February 21, 2002. On December 20, 2002, the District Attorney of Stanislaus county filed criminal charges against the Railroad, and on December 23, 2002, the District Attorneys of Merced and Madera counties filed criminal charges against the Railroad relating to these incidents. They contend that criminal violations occurred by virtue of the alleged failure by the Railroad to timely report the release of a hazardous material, its alleged disposal of hazardous waste and the alleged release of material into the waters of the State of California. The District Attorneys of San Joaquin and Sacramento Counties are still evaluating these incidents, as well as other alleged releases. The Railroad disputes both the factual and legal bases for these claims and intends to vigorously defend any action that might be filed.

     As previously reported in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, the United States Environmental Protection Agency, Region 9, has filed two administrative complaints against UPRR, the first of which alleges that the Railroad violated the Clean Water Act in 1997 by discharging dredged or fill materials into the Carpenteria Salt Marsh in Santa Barbara County, California, and seeks civil penalties from the Railroad in an amount up to $137,500. The second complaint alleges that the Railroad violated the Clean Water Act in 1999 by discharging dredged or fill materials into Laguna Creek, in Santa Barbara County, California, without a Section 404 permit and likewise seeks civil penalties up to $137,500. UPRR disputes the allegations set forth in these complaints and intends to defend the matters in any subsequent administrative proceedings.

     As previously reported in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, the South Coast Air Quality Management District has filed an action against the Railroad in the Los Angeles County Superior Court, in which it seeks civil penalties in an amount up to $225,000 from the Railroad. The complaint alleges that the Railroad has violated certain provisions of the California Health and Safety Code and District rules, as a result of air emissions from idling diesel locomotives in Los Angeles, California. The complaint further alleges that the Railroad has violated the California Health and Safety Code and District rules as a result of fugitive dust emissions from railroad property located in Colton, California. The Railroad disputes the allegations of the complaint and maintains that the claims relating to idling locomotives are preempted by federal law. The Railroad has reached an agreement to settle these claims for a payment of $25,500 in penalties.

     As previously reported in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, on April 26, 2002, UPRR received written notice of a proposed $250,000 penalty from the Illinois Environmental Protection Agency relating to a collision between trains from Conrail and the Railroad. The collision occurred near Momence, Illinois, on March 23, 1999 when an eastbound Conrail train failed to stop at a signal and struck a UPRR train that was properly occupying a crossing. The collision resulted in a release of diesel fuel from the fuel tanks of a Union Pacific locomotive, which was promptly reported and remediated. The Railroad received notice in January 2003 that the amount of the proposed penalty, including oversight costs has been reduced to $127,000. The Railroad will vigorously oppose this proposed penalty.

     The Company has received notices from the EPA and state environmental agencies alleging that they are or may be liable under certain federal or state environmental laws for remediation costs at various sites throughout the United States, including sites which are on the Superfund National Priorities List or state superfund lists. Although specific claims have been made by the EPA and state regulators with respect to some of these sites, the ultimate impact of these proceedings and suits by third parties cannot be predicted at this time because of the number of potentially responsible parties involved, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites, and/or the speculative nature of remediation costs. Nevertheless, at many of the superfund sites, the Company believes it will have little or no exposure because no liability should be imposed under applicable law, one or more other financially able parties generated all or most of the contamination, or a settlement of the Company 's exposure has been reached although regulatory proceedings at the sites involved have not been formally terminated.

     Information concerning environmental claims and contingencies and estimated remediation costs is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters - Environmental Costs, Item 7, and in note 10 to the Consolidated Financial Statements, Item 8.

OTHER MATTERS

As previously reported, Western Resources, Inc. (Western) filed a complaint on January 24, 2000 in the U.S. District Court for the District of Kansas alleging that UPRR and The Burlington Northern and Santa Fe Railway Company (BNSF) materially breached their service obligations under the transportation contract to deliver coal in a timely manner to Western's Jeffrey Energy Center. The original complaint sought recovery of consequential damages and termination of the contract, excusing Western from further performance. In an amended complaint filed September 1, 2000, Western claimed the right to retroactive termination and added a claim for restitution. The matter went to trial before a jury on August 20, 2002. On September 12, 2002, the jury returned a verdict finding that the contract had not been breached by the railroads, and the judgment dismissing the case was entered by the court on September 16, 2002. Western filed a motion for new trial on September 30, 2002, which the railroads believe will be unsuccessful. UPRR and BNSF filed a response opposing the motion for a new trial on October 15, 2002, and Western filed its reply on October 28, 2002. UPRR and BNSF will vigorously defend this and all other post-trial efforts by Western to overturn the jury verdict.

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

    Dividends on the Company Common Stock, which are paid on a quarterly basis, totaled $189 million and $146 million in 2002 and 2001, respectively. Dividends paid on the Company Class A Stock were $16 million and $54 million in 2002 and 2001, respectively. Information concerning restrictions on the Registrant's ability to pay dividends on the Company Common Stock and the Company Class A Stock is set forth in note 8 to the Consolidated Financial Statements, Item 8. All such information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

Omitted in accordance with General Instruction I of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Omitted in accordance with General Instruction I of Form 10-K. In lieu thereof, a narrative analysis is presented.

MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

The Company's discussion and analysis of its financial condition and results of operations are based upon its Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The following are the Company's critical accounting policies that affect significant areas of the Company's operations and involve judgment and estimates. If these estimates differ materially from actual results, the impact on the Consolidated Financial Statements may be material.

DEPRECIATION - Provisions for depreciation are computed principally on the straight-line method based on estimated service lives of depreciable property. The cost (net of salvage) of depreciable rail property retired or replaced in the ordinary course of business is charged to accumulated depreciation. Various methods are used to estimate useful lives for each group of depreciable property. Due to the capital intensive nature of the business and the large base of depreciable assets, variances to those estimates could have a material effect on the Company's Consolidated Financial Statements.

ENVIRONMENTAL - The Company generates and transports hazardous and non-hazardous waste in its current and former operations, and is subject to federal, state and local environmental laws and regulations. The Company has identified approximately 433 sites at which it is or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 52 sites that are the subject of actions taken by the U.S. government, 27 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, the Company's ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to its own activities at each site.

     When an environmental issue has been identified with respect to the property owned, leased or otherwise used in the conduct of the Company 's business, the Company and its consultants perform environmental assessments on such property. The Company expenses the cost of the assessments as incurred. The Company accrues the cost of remediation where its obligation is probable and such costs can be reasonably estimated.

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

INCOME TAXES - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109). The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. These expected future tax consequences are measured based on provisions of tax law as currently enacted; the effects of future changes in tax laws are not anticipated. Future tax law changes, such as a change in the corporate tax rate, could have a material impact on the Company's financial position or its results of operations.

PENSION AND POSTRETIREMENT BENEFITS - The Company incurs certain employment-related expenses associated with pensions and postretirement health benefits. In order to measure the expense associated with these benefits, management must make various estimates and assumptions, including discount rates used to value liabilities, assumed rates of return on plan assets, compensation increases, employee turnover rates, anticipated mortality rates and expected future healthcare costs. The estimates used by management are based on the Company 's historical experience as well as current facts and circumstances. The Company uses third-party actuaries to assist management in properly measuring the expense and liability associated with these benefits. Actual future results that vary from the previously mentioned assumptions could have a material impact on the Consolidated Financial Statements.

     Recent declines in the equity markets have caused the market value of the plan assets to decrease. As a result, a minimum pension liability adjustment of $141 million, net of tax, was recorded in the fourth quarter of 2002 as a reduction to shareholders' equity (see note 7 to the Consolidated Financial Statements, Item 8). Also, during 2002, the Company decreased its assumed long-term rate of return on pension plan assets from 10% to 9%. This assumption change resulted in a $16 million increase to 2002 pension expense. While the interest rate and asset return environment have significantly impacted the funded status of the Company's plans, the Company does not have any minimum pension funding requirements, as set forth in employee benefit and tax laws.

PERSONAL INJURY AND OCCUPATIONAL ILLNESS - The cost of injuries to employees and others related to Railroad activities or in accidents involving the trucking segment is charged to expense based on actuarial estimates of the ultimate cost and number of incidents each year. Compensation for Railroad work-related accidents is governed by the Federal Employers' Liability Act (FELA). Under FELA, damages are assessed based on a finding of fault through litigation or out-of-court settlements. The Railroad offers a comprehensive variety of services and rehabilitation programs for employees who are injured at work. Changes in estimates can vary due to evolving trends in litigation related to personal injury and occupational illness cases based on large jury awards and public pressures associated with certain occupational related injuries.

2002 COMPARED TO 2001 RESULTS OF OPERATIONS

RAIL SEGMENT

NET INCOME - Rail operations reported net income of $1.37 billion in 2002 compared to $1.06 billion in 2001, up 30%. The increase in earnings resulted from stronger operating results, the asset sale transactions with the UTA and VTA, lower interest costs and a tax adjustment for prior years' income tax examinations. Higher operating revenue and lower fuel expense combined with productivity gains and cost control efforts offset inflation and higher volume-related costs.

OPERATING REVENUES - Operating revenue is comprised of commodity revenue and other revenues. Other revenues primarily include subsidiary revenue from various non-railroad companies that are wholly owned or majority owned by the Railroad, revenue from the Chicago commuter rail operations and accessorial revenue earned due to customer detainment of railroad owned or controlled equipment. Rail operating revenues increased $303 million (3%) over 2001 to a record $11.1 billion. Revenue carloads increased 2% primarily driven by growth in the automotive, intermodal and chemicals commodity groups. Other revenue increased $31 million (8%) due to increased passenger, subsidiary and accessorial revenues.

     The following tables summarize the year-over-year changes in rail commodity revenue, revenue carloads and average revenue per car by commodity type:

Commodity Revenue in Millions of Dollars                                      2002         2001        Change
                                                                           ----------   ----------   ----------
Agricultural ...........................................................   $    1,506   $    1,454            4%
Automotive .............................................................        1,209        1,118            8
Chemicals ..............................................................        1,575        1,545            2
Energy .................................................................        2,343        2,399           (2)
Industrial Products ....................................................        2,035        1,970            3
Intermodal .............................................................        1,995        1,905            5
                                                                           ----------   ----------   ----------
Total ..................................................................   $   10,663   $   10,391            3%
                                                                           ----------   ----------   ----------

                                                                           ----------   ----------   ----------
Revenue Carloads in Thousands                                                 2002         2001        Change
                                                                           ----------   ----------   ----------
Agricultural ...........................................................          881          876            1%
Automotive .............................................................          818          763            7
Chemicals ..............................................................          904          879            3
Energy .................................................................        2,164        2,161           --
Industrial Products ....................................................        1,413        1,405            1
Intermodal .............................................................        2,951        2,832            4
                                                                           ----------   ----------   ----------
Total ..................................................................        9,131        8,916            2%
                                                                           ----------   ----------   ----------

                                                                           ----------   ----------   ----------
Average Revenue Per Car                                                       2002      2001           Change
                                                                           ----------   ----------   ----------
Agricultural ...........................................................   $    1,709   $    1,660            3%
Automotive .............................................................        1,477        1,465            1
Chemicals ..............................................................        1,742        1,756           (1)
Energy .................................................................        1,083        1,111           (3)
Industrial Products ....................................................        1,440        1,402            3
Intermodal .............................................................          676          673           --
                                                                           ----------   ----------   ----------
Total ..................................................................   $    1,168   $    1,165            -%
                                                                           ----------   ----------   ----------

Agricultural - Revenue increased 4%, due to a 1% increase in carloads coupled with a 3% increase in average revenue per car. Meals and oils carloads increased due to strong export demand and more shipments to Mexico. Corn shipments to Mexico also increased. Revenue gains were also achieved through increased shipments of cottonseed, ethanol used as a fuel additive and frozen french fries. Average revenue per car increased due to a higher average length of haul, resulting from fewer short-haul empty storage moves and corn processor shipments combined with increased long-haul meals and oils and animal feed shipments.

Automotive - Revenue increased 8%, as a result of a 7% increase in carloads and a 1% increase in average revenue per car. Volume growth resulted from market share gains for finished vehicles, where carloads were up 11% despite a decline in U.S. light vehicle sales. Materials shipments declined 1%, due primarily to reduced production in Mexico. Market share gains partially offset the decline. Average revenue per car increased due to a shift in mix of carloads shipped, resulting from increased higher average revenue per car vehicles shipments and a decline in lower average revenue per car materials shipments. In addition, average length of haul for vehicle shipments increased.

Chemicals - Revenue increased 2%, as a result of a 3% increase in carloads and a 1% decrease in average revenue per car. Volume increased for liquid and dry chemicals due to relatively higher economic demand from industrial manufacturers. Plastics shipments rose as a result of increased demand for consumer durables. Revenue also increased due to higher domestic demand for fertilizer and demand for domestic and export soda ash shipments. Average revenue per car declined due to changes in customer contract terms.

Energy - Energy commodity revenue decreased 2% as average revenue per car declined 3%. Records were set for total carloads and coal trains loaded per day in the Southern Powder River Basin in Wyoming. Results were achieved through favorable weather conditions and improved cycle times. Offsetting the volume increase were reduced West Coast export shipments originating from the Colorado and Utah mining regions. Average revenue per car declined due to the impact of contract price negotiations on expiring long-term contracts with certain major customers.

Industrial Products - Revenue increased 3%, due to a slight increase in carloads coupled with a 3% increase in average revenue per car. Increased lumber shipments were the primary growth driver, due to strong housing construction and greater production in the Pacific Northwest region. Stone shipments increased due to strong building and road construction activity in the South. Revenue also increased for paper and newsprint commodities due to higher general demand. Reduced shipments of steel and metallic shipments in the first three quarters partially offset these increases. However, steel shipments rebounded in the fourth quarter as new U.S. tariffs made domestic producers more price-competitive with foreign producers. Average revenue per car increased due to price increases and a greater mix of longer average length of haul.

Intermodal - Revenue increased 5%, primarily due to a 4% increase in carloads. Volumes increased due to higher international shipments, resulting from strong import demand and market share gains in some segments. These gains were partially offset by the labor dispute between the International Longshoreman and Warehouse Union (ILWU) and the Pacific Maritime Association, which had a significant impact on intermodal volumes during the fourth quarter, primarily in October. Revenue declined for domestic shipments, due to soft market demand and the voluntary action of shedding low-margin trailer business in favor of higher-margin containers. The slight increase in average revenue per car was the result of price increases, offset by the mix impact of more lower revenue per car international shipments.

Mexico Business - In 2002 and 2001, respectively, UPRR generated $873 million and $860 million of revenues from rail traffic with businesses located in Mexico, which is included in the rail commodity revenue reported above. Shipments increased for agricultural products, chemicals and industrial products commodity groups. Increased revenue for agricultural products resulted from higher corn and meal exports as well as increased beer imports. Increased chemicals business consisted of plastics exports, in addition to higher imports and exports of liquid and dry chemicals. The increase in industrial products resulted from higher imports and exports of steel and scrap and exports of pulp and paper products. Reduced automobile production partially offset these gains resulting in fewer shipments of parts and finished vehicles.

OPERATING EXPENSES - Operating expenses increased $51 million (1%) to $8.8 billion in 2002. The increase in expense is primarily due to inflation, increased volume-related costs, contract services, casualty and depreciation expense, partially offset by savings from lower employee force levels, cost control efforts and significantly lower fuel prices.

Salaries, Wages and Employee Benefits - Salaries, wages and employee benefits increased $76 million (2%) in 2002 to $3.6 billion. Increases were driven by inflation and volume-related costs related to a 4% increase in gross ton miles. A 3% reduction in employee force levels in conjunction with worker productivity improvements partially offset the inflation and higher volume-related costs.

Equipment and Other Rents - Equipment and other rents primarily includes rental expense the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal and locomotive leases; other specialty equipped vehicle leases; and office and other rentals. Expenses increased $24 million (2%) compared to 2001 due primarily to higher locomotive leases and volume-related costs, partially offset by savings from lower car cycle times (the average number of accumulated days per load or cycle that loaded and empty cars from other railroads spend on UPRR's system) and rental prices for private cars. The higher locomotive lease expense is due to the Railroad's increased leasing of new, more reliable and fuel efficient locomotives. These new locomotives replaced older, non-leased models in the fleet, which helped reduce expenses for depreciation, labor, materials and fuel during the year. The increase in volume costs is primarily due to increased shipments of finished autos that almost exclusively utilize rented freight cars. The reduction in car cycle times is attributable to increased volume demand and better car utilization.

Depreciation - The majority of depreciation relates to track structure, including rail, ties and other track material. Depreciation expense increased $19 million (2%) over 2001 as a result of higher capital spending in recent years. Capital spending totaled $1.8 billion in 2002 and $1.7 billion in 2001.

Fuel and Utilities - Fuel and utilities is comprised of locomotive fuel, utilities other than telephone and gasoline and other fuels. Expenses declined $184 million (15%) in 2002. The decrease was driven by lower fuel prices and a record low fuel consumption rate, as measured by gallons consumed per thousand gross ton miles. Fuel prices averaged 73 cents per gallon in 2002 compared to 88 cents per gallon in 2001 (including taxes, transportation costs and regional pricing spreads). The Railroad hedged approximately 42% of its fuel consumption for the year, which decreased fuel costs by $55 million. As of December 31, 2002, expected fuel consumption for 2003 is 7% hedged at 58 cents per gallon excluding taxes, transportation costs and regional pricing spreads (see note 3 to the Consolidated Financial Statements, Item 8).

Materials and Supplies - Materials used for the maintenance of the Railroad's track, facilities and equipment is the principal component of materials and supplies expense. Office, small tools and other supplies and the costs of freight services purchased to ship company materials are also included. Expenses decreased $9 million (2%), primarily reflecting a reduction in the number of locomotives overhauled. Materials expense for locomotive overhauls decreased due to the use of new, more-reliable locomotives during the past several years, the sale of older units, which required higher maintenance, and increased outsourcing of locomotive maintenance. Partially offsetting the reductions in locomotive overhauls was an increase in cost for freight car repairs.

Casualty Costs - The largest component of casualty costs is personal injury expense. Freight and property damage, insurance, environmental matters and occupational illness expense are also included in casualty costs. Costs increased $32 million (10%) compared to 2001, as higher personal injury and insurance costs were partially offset by lower costs for freight damage.

Purchased Services and Other Costs - Purchased services and other costs include the costs of services purchased from outside contractors, state and local taxes, net costs of operating facilities jointly used by UPRR and other railroads, transportation and lodging for train crew employees, trucking and contracting costs for intermodal containers, leased automobile maintenance expenses, telephone and cellular expense, employee travel expense and computer and other general expenses. Expenses increased $93 million (11%) compared to 2001 primarily due to increased spending for contract services, jointly operated facilities and state and local taxes.

OPERATING INCOME - Operating income increased $252 million (12%) to a record $2.3 billion in 2002. The operating margin for 2002 was 21.0%, compared to 19.3% in 2001.

NON-OPERATING ITEMS - Interest expense decreased $43 million (7%) as a result of lower average debt levels and lower weighted-average interest rates in 2002. Other income increased $147 million (84%) due to the sale transactions with the UTA and VTA. Income taxes increased $126 million (21%) in 2002 compared to 2001 resulting from higher pre-tax income levels in 2002 partially offset by a tax adjustment for prior years' income tax examinations.

OTHER MATTERS

PERSONAL INJURY AND OCCUPATIONAL ILLNESS - The cost of injuries to employees and others related to Railroad activities is charged to expense based on actuarial estimates of the ultimate cost and number of incidents each year. During 2002, the Railroad's reported number of work-related injuries that resulted in lost job time decreased 5% compared to the number of injuries reported during 2001, and accidents at grade crossings decreased 16% compared to 2001. Annual expenses for the Railroad's personal injury-related events were $221 million in 2002, $204 million in 2001 and $207 million in 2000. As of December 31, 2002 and 2001, the Railroad had a liability of $668 million and $697 million, respectively, accrued for future personal injury costs, of which $272 million was recorded in current liabilities as accrued casualty costs for both years. The Railroad has additional amounts accrued for claims related to certain occupational illnesses. Compensation for Railroad work-related accidents is governed by the Federal Employers' Liability Act (FELA). Under FELA, damages are assessed based on a finding of fault through litigation or out-of-court settlements. The Railroad offers a comprehensive variety of services and rehabilitation programs for employees who are injured at work.

ENVIRONMENTAL COSTS - The Company generates and transports hazardous and non-hazardous waste in its current and former operations, and is subject to federal, state and local environmental laws and regulations. The Company has identified approximately 433 sites at which it is or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 52 sites that are the subject of actions taken by the U.S. government, 27 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, the Company's ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to its own activities at each site.

     When an environmental issue has been identified with respect to the property owned, leased or otherwise used in the conduct of the Company's business, the Company and its consultants perform environmental assessments on such property. The Company expenses the cost of the assessments as incurred. The Company accrues the cost of remediation where its obligation is probable and such costs can be reasonably estimated.

     As of December 31, 2002 and 2001, the Company had a liability of $188 million and $171 million, respectively, accrued for future environmental costs, of which $71 million and $70 million were recorded in current liabilities as accrued casualty costs. The liability includes future costs for remediation and restoration of sites, as well as for ongoing monitoring costs, but excludes any anticipated recoveries from third parties. Cost estimates are based on information available for each site, financial viability of other potentially responsible parties, and existing technology, laws and regulations. The Company believes that it has adequately accrued for its ultimate share of costs at sites subject to joint and several liability. However, the ultimate liability for remediation is difficult to determine because of the number of potentially responsible parties involved, site-specific cost sharing arrangements with other potentially responsible parties, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites, and/or the speculative nature of remediation costs. The Company expects to pay out the majority of the December 31, 2002, environmental liability over the next five years, funded by cash generated from operations.

     Remediation of identified sites previously used in operations, used by tenants or contaminated by former owners required cash spending of $68 million in 2002, $63 million in 2001 and $62 million in 2000. The Company is also engaged in reducing emissions, spills and migration of hazardous materials, and spent cash of $6 million, $5 million and $8 million in 2002, 2001 and 2000, respectively, for control and prevention. In 2003, the Company anticipates spending $65 million for remediation and $9 million for control and prevention. The impact of current obligations is not expected to have a material adverse effect on the liquidity of the Company.

LABOR MATTERS - Approximately 87% of the Railroad's nearly 47,000 employees are represented by 14 major rail unions. National negotiations under the Railway Labor Act to revise the national labor agreements for all crafts began in late 1999. In May 2001, the Brotherhood of Maintenance of Way Employees (BMWE) ratified a five-year agreement, which included provisions for an annual wage increase (based on the consumer price index) and progressive health and welfare cost sharing. In August 2002, the carriers reached a five-year agreement with the United Transportation Union (UTU) for annual wage increases as follows: 4.0% July 2002, 2.5% July 2003 and 3.0% July 2004. The agreement also established a process for resolving the health and welfare cost sharing issue through arbitration and also provided for the operation of remote control locomotives by trainmen. The Brotherhood of Locomotive Engineers (BLE) challenged the remote control feature of the UTU Agreement and a recent arbitration decision held that operation of remote control by UTU members in terminals does not violate the BLE agreement. In November 2002, the International Brotherhood of Boilermakers and Blacksmiths (IBB) reached a five-year agreement following the UTU wage pattern. In January 2003, an arbitration award was rendered establishing wage increases and health and welfare employee cost sharing for the Transportation Communications International Union (TCU). Contract discussions with the remaining unions are either in negotiation or mediation. Also during 2002, the National Mediation Board ruled against the UTU on its petition for a single operating craft on the Kansas City Southern Railroad. The BLE is now working on a possible merger with the International Brotherhood of Teamsters (Teamsters).

INFLATION - The cumulative effect of long periods of inflation has significantly increased asset replacement costs for capital-intensive companies such as the Railroad. As a result, depreciation charges on an inflation-adjusted basis, assuming that all operating assets are replaced at current price levels, would be substantially greater than historically reported amounts.

DERIVATIVE FINANCIAL INSTRUMENTS - The Company and its subsidiaries use derivative financial instruments in limited instances for other than trading purposes to manage risk related to changes in fuel prices. The Company uses swaps, futures and/or forward contracts to mitigate the downside risk of adverse price movements and hedge the exposure to variable cash flows. The use of these instruments also limits future gains from favorable movements. The purpose of these programs is to protect the Company's operating margins and overall profitability from adverse fuel price changes.

     The Company may also use swaptions to secure near-term swap prices. Swaptions are swaps that are extendable past their base period at the option of the counterparty. Swaptions do not qualify for hedge accounting treatment and are marked-to-market through the Consolidated Statements of Income.

Market and Credit Risk - The Company addresses market risk related to derivative financial instruments by selecting instruments with value fluctuations that highly correlate with the underlying item being hedged. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring high credit standards for counterparties and periodic settlements. At December 31, 2002, the Company has not been required to provide collateral, nor has the Company received collateral relating to its hedging activities.

     In addition, the Company enters into secured financings in which the debtor has pledged collateral. The collateral is based upon the nature of the financing and the credit risk of the debtor. The Company generally is not permitted to sell or repledge the collateral unless the debtor defaults.

Determination of Fair Value - The fair values of the Company's derivative financial instrument positions at December 31, 2002 and 2001, were determined based upon current fair values as quoted by recognized dealers or developed based upon the present value of expected future cash flows discounted at the applicable swap spread.

Sensitivity Analyses - The sensitivity analyses that follow illustrate the economic effect that hypothetical changes in interest rates or fuel prices could have on the Company's financial instruments. These hypothetical changes do not consider other factors that could impact actual results.

Interest Rates - At December 31, 2002 and 2001, the Company had variable-rate debt representing less than 1% of its total debt. If variable interest rates averaged 10% higher in 2002 than the Company's December 31, 2002 variable rate, the Company's interest expense would increase by less than $1 million after tax. If variable interest rates had averaged 10% higher in 2001 than the Company's December 31, 2001 variable rate, the Company's interest expense would have increased by less than $1 million after tax. These amounts were determined by considering the impact of the hypothetical interest rates on the balances of the Company's variable-rate debt at December 31, 2002 and 2001, respectively. In addition, the Company obtains flexibility in managing interest costs and the interest rate mix within its debt portfolio by issuing callable fixed-rate debt securities.

   Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in interest rates as of December 31, 2002, and amounts to approximately $74 million at December 31, 2002. Market risk resulting from a hypothetical 10% decrease in interest rates as of December 31, 2001, amounted to approximately $84 million at December 31, 2001. The fair values of the Company's fixed-rate debt were estimated by considering the impact of the hypothetical interest rates on quoted market prices and current borrowing rates.

Fuel - Fuel costs are a significant portion of the Company's total operating expenses. As a result of the significance of fuel costs and the historical volatility of fuel prices, the Company periodically uses swaps, futures and/or forward contracts to mitigate the impact of adverse fuel price changes. The Company, at times, may use swaptions to secure more favorable swap prices.

     As of December 31, 2002, expected rail fuel consumption for 2003 is 7% hedged at 58 cents per gallon excluding taxes, transportation costs and regional pricing spreads. As of December 31, 2002, the Railroad has no outstanding hedges for 2004. Based on annualized fuel consumption during 2002, and excluding the impact of the hedging program, each one-cent increase in the price of fuel would have resulted in approximately $8.2 million of additional fuel expense, after tax.

     As of December 31, 2001, the Company had hedged approximately 44% of its forecasted 2002 fuel consumption and 5% of its forecasted 2003 fuel consumption at 56 cents per gallon, excluding taxes, transportation costs and regional pricing spreads.

ACCOUNTING PRONOUNCEMENTS - In August 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 is effective for the Company beginning January 1, 2003. FAS 143 requires that the Company record a liability for the fair value of an asset retirement obligation when the Company has a legal obligation to remove the asset. The standard will affect the way the Company accounts for track structure removal costs, but will have no impact on liquidity. The Company is currently evaluating the impact of this statement on the Company's Consolidated Financial Statements. Any impact resulting from the adoption of this statement will be recorded as a cumulative effect of a change in accounting principle in the first quarter of 2003.

     In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activites" (FAS 146). FAS 146 requires that a liability for a cost associated with an exit or disposal activity is recognized at fair value when the liability is incurred and is effective for exit or disposal activities that are initiated after December 31, 2002. Management believes that FAS 146 will not have a material impact on the Company's Consolidated Financial Statements.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others" (FIN 45). FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for the year ending December 31, 2002, which expand the disclosures required by a guarantor about its obligations under a guarantee. FIN 45 also requires the Company to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in the issuance of the guarantee. Management does not believe that FIN 45 will have a material impact on the Company's Consolidated Financial Statements.

     In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (FAS 148). FAS 148 provides alternative methods of transition for voluntary changes to the fair value based method of accounting for stock-based employee compensation, and amends the disclosure requirements including a requirement for interim disclosures. The Company currently discloses the effects of stock-based employee compensation and does not intend to voluntarily change to the alternative accounting principle.

   In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. As described in note 10 to the Consolidated Financial Statements, Item 8, the Railroad has a synthetic operating lease arrangement to finance a new headquarters building, which falls within the guidance of FIN 46. In accordance with FIN 46, the Railroad will either consolidate, restructure or refinance the synthetic lease prior to July 1, 2003. The Company does not expect FIN 46 to have any impact on the treatment of the Sale of Receivables program as described in note 3 to the Consolidated Financial Statements, Item 8.

COMMITMENTS AND CONTINGENCIES - There are various claims and lawsuits pending against the Company and certain of its subsidiaries. The Company is also subject to various federal, state and local environmental laws and regulations, pursuant to which it is currently participating in the investigation and remediation of various sites. A discussion of certain claims, lawsuits, contingent liabilities and guarantees is set forth in note 10 to the Consolidated Financial Statements,
Item 8.

PENSIONS - During the second quarter of 2002, the Company decreased its assumed rate of return on pension plan assets from 10% to 9%. This assumption change resulted in an increase to 2002 pension expense of $16 million. In addition, due to declines on plan assets, a minimum pension liability adjustment was recorded during the fourth quarter of 2002. This adjustment resulted in a reduction of common shareholders' equity. The reduction in equity totaled $141 million, after tax.

     The Railroad voluntarily contributed $100 million to its pension plan during the fourth quarter of 2002. The Company currently does not have any minimum funding requirements, as set forth in employee benefit and tax laws; however, the Company plans to voluntarily contribute approximately $50 million during 2003. Required contributions subsequent to 2003 are dependent on asset returns, current discount rates and a number of other factors; however, the Company expects to continue discretionary funding to help manage any potential required funding in the future. Future contributions are expected to be funded primarily by cash generated from operating activities.

DIVIDEND RECEIVABLE - The Railroad owns a 26% interest in Grupo Ferroviario Mexicano, S.A. de C.V. (GFM). GFM operates a major railway system in Mexico. During the third quarter of 2002, the Railroad recorded a dividend from GFM of approximately $118 million. As of December 31, 2002, the dividend is reflected as a receivable in the Company's Consolidated Statements of Financial Position. The dividend is accounted for as a reduction to investments in and advances to affiliated companies in the Consolidated Statements of Financial Position as of December 31, 2002 and creates no effect on the Company's Consolidated Statements of Income. During the fourth quarter 2002, the Railroad received approximately $20 million of the dividend receivable, and anticipates it will receive the remainder of the dividend during 2003.

WEST COAST PORT DISRUPTION - During September of 2002, the labor dispute between the International Longshoreman and Warehouse Union (ILWU) and the Pacific Maritime Association escalated and resulted in work slow-downs and a lockout of the ILWU dockworkers for four days at the end of the third quarter and continued for nine days into the fourth quarter of 2002. The estimated net impact on fourth quarter earnings is approximately $45 million, pre-tax, resulting mainly from international intermodal shipments diverted to trucks and suspended shipments due to vessel scheduling disruptions.

RAILROAD RETIREMENT REFORM - On December 21, 2001, The Railroad Retirement and Survivors' Improvement Act of 2001 (the Act) was signed into law. The Act was a result of historic cooperation between rail management and labor, and provides improved railroad retirement benefits for employees and reduced payroll taxes for employers. The estimated savings to the Railroad during 2002 from passage of the Act was $36 million, pre-tax, in reduced employer payroll taxes. Incremental savings are expected in 2003 as the employer tax rate is further reduced by 1.4 percentage points from 15.6% to 14.2%.

WORK FORCE REDUCTION - During 2003, the Company is planning to reduce approximately 1,000 administrative positions, through a combination of attrition and involuntary severance. The estimated 2003 severance cost is $45 million, pre-tax, the majority of which should occur in the first quarter of 2003.

A LOOK FORWARD

2003 BUSINESS OUTLOOK

The Railroad expects to build on the positive momentum generated in the past several years and continue to grow revenue, operating income and free cash flow. Free cash flow is defined as cash provided by operating activities less cash used in investing activities and dividends paid. Year-over-year revenue growth is projected in all commodity groups with the largest percentage increases projected in the intermodal, agricultural and industrial groups. Revenue derived from chemical and energy shipments is expected to increase steadily over 2003. Automotive revenue is also expected to increase slightly from last year's record setting pace, thereby continuing as a strong revenue provider. The Railroad will continue to focus on improving service performance while developing new, innovative rail service offerings to meet the changing needs of its customers. While operating expenses will likely increase for such items as insurance, pension, operating taxes and minimum guaranteed payments to union employees, cost controls and continuing improvements in productivity will remain a focus to drive the operating ratio lower. Fuel price will remain susceptible to near term volatile price swings. To help reduce the impact of fuel price volatility on earnings, the Railroad will continue to look for opportunities to use hedge contracts.

2003 CAPITAL INVESTMENTS

The Company's 2003 capital expenditures and debt service requirements are expected to be funded through cash generated from operations, additional debt financings and the sale or lease of various operating and non-operating properties. The Company expects that these sources will continue to provide sufficient funds to meet cash requirements in the foreseeable future. In 2003, the Company expects to spend approximately $1.8 to $2.0 billion on capital expenditures. These capital expenditures will be used to maintain track and structures, continue capacity expansions on the Railroad's main lines, upgrade and augment equipment to better meet customer needs, build infrastructure and develop and implement new technologies.

CAUTIONARY INFORMATION

Certain statements in this report are, and statements in other material filed or to be filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Corporation or the Railroad) are, or will be, forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements include, without limitation, statements regarding: expectations as to operational improvements; expectations as to cost savings, revenue growth and earnings; the time by which certain objectives will be achieved; estimates of costs relating to environmental remediation and restoration; proposed new products and services; expectations that claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity; and statements concerning projections, predictions, expectations, estimates or forecasts as to the Company's and its subsidiaries' business, financial and operational results, and future economic performance, statements of management's goals and objectives and other similar expressions concerning matters that are not historical facts.

     Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times that, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management's good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements.

     Important factors that could affect the Company and its subsidiaries' future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements include, but are not limited to:

       o whether the Company and its subsidiaries are fully successful in implementing their financial and operational initiatives;

       o  industry competition, conditions, performance and consolidation;

       o legislative and regulatory developments, including possible enactment of initiatives to re-regulate the rail industry;

       o  natural events such as severe weather, fire, floods and earthquakes;

       o the effects of adverse general economic conditions, both within the United States and globally;

       o any adverse economic or operational repercussions from terrorist activities and any governmental response thereto;

       o  war or risk of war;

       o  changes in fuel prices;

       o  changes in labor costs;

       o  labor stoppages; and

       o the outcome of claims and litigation, including those related to environmental contamination, personal injuries, and occupational illnesses arising from hearing loss, repetitive motion and exposure to asbestos and diesel fumes.

     Forward-looking statements speak only as of the date the statement was made. The Corporation and the Company assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information. If the Corporation or the Company do update one or more forward-looking statements, no inference should be drawn that the Corporation or the Company will make additional updates with respect thereto or with respect to other forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning market risk sensitive instruments is set forth under Management's Narrative Analysis of the Results of Operations - Other Matters,
Item 7.

                    ****************************************

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                            PAGE
                                                                      ----
Independent Auditors' Report ....................................      23

Consolidated Statements of Income
    For the Years Ended December 31, 2002, 2001 and 2000 ........      24

Consolidated Statements of Financial Position
    At December 31, 2002 and 2001 ...............................      25

Consolidated Statements of Cash Flows
    For the Years Ended December 31, 2002, 2001 and 2000 ........      26

Consolidated Statements of Changes in Common Shareholders' Equity
    For the Years Ended December 31, 2002, 2001 and 2000 ........      27

Notes to the Consolidated Financial Statements ..................      28

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Union Pacific Railroad Company
Omaha, Nebraska

We have audited the accompanying consolidated statements of financial position of Union Pacific Railroad Company (an indirect wholly owned subsidiary of Union Pacific Corporation) and Consolidated Subsidiary and Affiliate Companies (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in common shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the consolidated financial statement schedule listed in the Table of Contents at Part IV, Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate Companies at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska
January 22, 2003

CONSOLIDATED STATEMENTS OF INCOME
Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate
Companies



                          Millions of Dollars, for the Years
                          Ended December 31,                              2002            2001            2000
                                                                      ------------    ------------    ------------
OPERATING REVENUES        Rail ....................................   $     11,103    $     10,800    $     10,731
                                                                      ------------    ------------    ------------
OPERATING EXPENSES        Salaries, wages and employee benefits ...          3,590           3,514           3,597
                          Equipment and other rents ...............          1,235           1,211           1,179
                          Depreciation ............................          1,139           1,120           1,089
                          Fuel and utilities ......................          1,065           1,249           1,279
                          Materials and supplies ..................            464             473             544
                          Casualty costs ..........................            360             328             319
                          Purchased services and other costs ......            917             824             821
                                                                      ------------    ------------    ------------
                          Total ...................................          8,770           8,719           8,828
                                                                      ------------    ------------    ------------
INCOME                    Operating income ........................          2,333           2,081           1,903
                          Other income ............................            321             174             126
                          Interest expense ........................           (541)           (584)           (592)
                                                                      ------------    ------------    ------------
                          Income before income taxes ..............          2,113           1,671           1,437
                          Income taxes ............................           (739)           (613)           (511)
                                                                      ------------    ------------    ------------
                          Net Income ..............................   $      1,374    $      1,058    $        926
                                                                      ------------    ------------    ------------




The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate
Companies

                            Millions of Dollars, as of December 31,                      2002            2001
                                                                                     ------------    ------------
ASSETS
Current Assets              Cash and temporary investments .......................   $        110    $         87
                            Accounts receivable, net .............................            529             440
                            Inventories ..........................................            277             250
                            Current deferred income taxes ........................            281             331
                            Other current assets .................................            189             145
                                                                                     ------------    ------------
                            Total ................................................          1,386           1,253
                                                                                     ------------    ------------
Investments                 Investments in and advances to affiliated companies ..            649             725
                            Other investments ....................................             49              60
                                                                                     ------------    ------------
                            Total ................................................            698             785
                                                                                     ------------    ------------
Properties                  Cost:
                                 Road and other ..................................         29,370          27,933
                                 Equipment .......................................          7,451           7,507
                                                                                     ------------    ------------
                            Total ................................................         36,821          35,440
                            Accumulated depreciation .............................         (7,841)         (7,177)
                                                                                     ------------    ------------
                            Net ..................................................         28,980          28,263
                                                                                     ------------    ------------
Other                       Other assets .........................................            250             262
                                                                                     ------------    ------------
                            Total assets .........................................   $     31,314    $     30,563
                                                                                     ------------    ------------
LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
Current Liabilities         Accounts payable .....................................   $        416    $        498
                            Accrued wages and vacation ...........................            362             351
                            Accrued casualty costs ...............................            403             404
                            Income and other taxes ...............................            226             284
                            Debt due within one year .............................            275             194
                            Interest payable .....................................             71              75
                            Other current liabilities ............................            537             550
                                                                                     ------------    ------------
                            Total ................................................          2,290           2,356

Other Liabilities and       Intercompany borrowings from UPC .....................          4,464           5,003
Common Shareholders'        Third-party debt due after one year ..................          1,984           2,166
Equity                      Deferred income taxes ................................          8,823           8,430
                            Accrued casualty costs ...............................            658             673
                            Retiree benefits obligation ..........................            888             659
                            Other long-term liabilities ..........................            333             429
                            Redeemable preference shares .........................             18              21
                            Commitments and contingencies
                            Common shareholders' equity ..........................         11,856          10,826
                                                                                     ------------    ------------
                            Total liabilities and common shareholders' equity ....   $     31,314    $     30,563
                                                                                     ------------    ------------

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate
Companies

                           Millions of Dollars, for the Years Ended December 31,           2002            2001            2000
                                                                                       ------------    ------------    ------------
OPERATING ACTIVITIES       Net income .............................................   $       1,374    $      1,058    $        926
                            Adjustments to reconcile net income to net cash
                                provided by operating activities:
                                Depreciation .......................................          1,139           1,120           1,089
                                Deferred income taxes ..............................            529             428             456
                                Cash paid to fund pension plan .....................           (100)             --              --
                                Other, net .........................................           (316)           (432)           (427)
                                Changes in current assets and liabilities, net .....           (307)           (150)             35
                                                                                       ------------    ------------    ------------
                            Cash provided by operating activities ..................          2,319           2,024           2,079
                                                                                       ------------    ------------    ------------
INVESTING ACTIVITIES        Capital investments ....................................         (1,817)         (1,687)         (1,735)
                            Proceeds from asset sales ..............................            409             317             208
                            Other investing activities, net ........................            (52)           (133)            (50)
                                                                                       ------------    ------------    ------------
                            Cash used in investing activities ......................         (1,460)         (1,503)         (1,577)
                                                                                       ------------    ------------    ------------
FINANCING ACTIVITIES        Dividends paid to parent ...............................           (205)           (200)           (200)
                            Debt repaid ............................................           (219)           (368)           (224)
                            Advances to affiliates .................................           (539)            (78)           (275)
                            Financings .............................................            127             124             202
                                                                                       ------------    ------------    ------------
                            Cash used in financing activities ......................           (836)           (522)           (497)
                                                                                       ------------    ------------    ------------
                            Net change in cash and temporary investments ...........             23              (1)              5
                            Cash and temporary investments at beginning of
                                Year ...............................................             87              88              83
                                                                                       ------------    ------------    ------------
                            Cash and temporary investments at end of year ..........   $        110    $         87    $         88
                                                                                       ------------    ------------    ------------
CHANGES IN CURRENT          Accounts receivable, net ...............................   $        (89)   $        (47)   $         25
ASSETS AND                  Inventories ...........................................             (27)             97             (18)
LIABILITIES                 Other current assets ..................................             (44)            (24)            (43)
                            Accounts, wages and vacation payable ...................            (71)            (97)             73
                            Other current liabilities ..............................            (76)            (79)             (2)
                                                                                       ------------    ------------    ------------
                            Total ..................................................   $       (307)   $       (150)   $         35
                                                                                       ------------    ------------    ------------
                            Supplemental cash flow information:
                                Cash paid during the year for:
                                    Interest .......................................   $        556    $        601    $        617
                                    Income taxes, net ..............................            278             111              95
                                                                                       ------------    ------------    ------------

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS' EQUITY
Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate
Companies

                                                                                             Accumulated Other
                                                                                       Comprehensive Income (Loss)
                                                                          ----------------------------------------------------
                                                                           Minimum       Foreign
                                       [a]       [b]                       Pension      Currency
                                     Common  Class A  Paid-in-  Retained  Liability    Translation  Derivative
Millions of Dollars                   Stock    Stock   Surplus  Earnings  Adjustments  Adjustments  Adjustments    Total     Total
                                    -------  -------   -------   -------  -----------  -----------  -----------   -------   -------
Balance at January 1, 2000 .......  $     -  $     -   $ 4,782   $ 4,471  $    (2)     $    (4)     $     -       $    (6)  $ 9,247
                                    -------  -------   -------   -------  -----------  -----------  -----------   -------   -------
Net income .......................       --       --        --       926       --           --           --            --       926
Other comprehensive income [c] ...       --       --        --        --       --            6           --             6         6
                                                                                                                            -------
Comprehensive income .............                                                                                              932
Dividends declared ...............       --       --        --      (200)      --           --           --            --      (200)
                                    -------  -------   -------   -------  -----------  -----------  -----------   -------   -------
Balance at December 31, 2000 .....       --       --     4,782     5,197       (2)           2           --            --     9,979
                                    -------  -------   -------   -------  -----------  -----------  -----------   -------   -------
Net income .......................       --       --        --     1,058       --           --           --            --     1,058
Other comprehensive
income (loss) [c].................       --       --        --        --       (5)           1           (7)          (11)      (11)
                                                                                                                            -------
Comprehensive income .............                                                                                            1,047
Dividends declared ...............       --       --        --      (200)      --           --           --            --      (200)
                                    -------  -------   -------   -------  -----------  -----------  -----------   -------   -------
Balance at December 31, 2001 .....       --       --     4,782     6,055       (7)           3           (7)          (11)   10,826
                                    -------  -------   -------   -------  -----------  -----------  -----------   -------   -------
Net income .......................       --       --        --     1,374       --           --           --            --     1,374
Other comprehensive
 income (loss) [c] ...............       --       --        --        --     (141)         (12)          14          (139)     (139)
                                                                                                                            -------
Comprehensive income .............                                                                                            1,235
Dividends declared ...............       --       --        --      (205)      --           --           --            --      (205)
                                    -------  -------   -------   -------  -----------  -----------  -----------   -------   -------
Balance at December 31, 2002 .....  $     -  $     -   $ 4,782   $ 7,224  $  (148)     $    (9)     $     7       $  (150)  $11,856
                                    -------  -------   -------   -------  -----------  -----------  -----------   -------   -------

[a] Common stock $10.00 par value: 9,200 shares authorized; 4,465 outstanding.

[b] Class A stock, $10.00 par value: 800 shares authorized, 388 outstanding.

[c] Other comprehensive income (loss), net of tax of $(86), $(6) and $3 in 2002, 2001 and 2000, respectively.


The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate
Companies

SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The Consolidated Financial Statements include the accounts of Union Pacific Railroad Company, a Delaware corporation (the Registrant), and all of its subsidiaries and certain affiliates (collectively, the Company, UPRR or the Railroad). The Registrant is an indirect wholly owned subsidiary of Union Pacific Corporation, a Utah corporation (the Corporation or
UPC). Investments in affiliated companies (20% to 50% owned) are accounted for using the equity method of accounting. All significant intercompany transactions are eliminated.

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

TRANSLATION OF FOREIGN CURRENCY - The Company translates its portion of the assets and liabilities related to foreign investments into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average rates of exchange prevailing during the year. The resulting translation adjustments are reflected within shareholders' equity as accumulated other comprehensive income or loss. Transaction gains and losses related to intercompany accounts are not significant.

FINANCIAL INSTRUMENTS - The carrying value of the Company's non-derivative financial instruments approximates fair value. The fair value of financial instruments is generally determined by reference to market values as quoted by recognized dealers or developed based upon the present value of expected future cash flows discounted at the applicable swap spread.

   The Company periodically uses derivative financial instruments, for other than trading purposes, to manage risk related to changes in fuel prices.

STOCK-BASED COMPENSATION - The Railroad participates in UPC's stock incentive programs. At December 31, 2002, the Corporation has several stock-based employee compensation plans, which are described more fully in note 9. The Corporation accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation expense, related to stock option grants, is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock-based employee compensation expense related to restricted stock and other incentive plans is reflected in net income. The following table illustrates the effect on net income if the Railroad had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                                                               Year Ended December 31,
Millions of Dollars                                                          2002       2001       2000
                                                                            -------    -------    -------
Net income, as reported .................................................   $ 1,374    $ 1,058    $   926
Stock-based employee compensation expense included in reported net
     income, net of tax .................................................         8          5         --
Total stock-based employee compensation expense determined under fair
     value based method for all awards, net of tax ......................       (22)       (24)       (29)
                                                                            -------    -------    -------
Pro forma net income ....................................................   $ 1,360    $ 1,039    $   897
                                                                            -------    -------    -------

USE OF ESTIMATES - The Consolidated Financial Statements of the Company include estimates and assumptions regarding certain assets, liabilities, revenues and expenses and the disclosure of certain contingent assets and liabilities. Actual future results may differ from such estimates.

INCOME TAXES - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109). The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. These expected future tax consequences are measured based on provisions of tax law as currently enacted; the effects of future changes in tax laws are not anticipated. Future tax law changes, such as a change in the corporate tax rate, could have a material impact on the Company's financial position or its results of operations.

PENSION AND POSTRETIREMENT BENEFITS - The Company incurs certain employment-related expenses associated with pensions and postretirement health benefits. In order to measure the expense associated with these benefits, management must make various estimates including discount rates used to value certain liabilities, assumed rates of return on plan assets used to fund these expenses, compensation increases, employee turnover rates, anticipated mortality rates and expected future healthcare costs. The estimates used by management are based on the Company 's historical experience as well as current facts and circumstances. The Company uses third-party actuaries to assist management in properly measuring the expense associated with these benefits. Actual results that vary from the previously mentioned assumptions could have a material impact on the Company's results of operations, financial position or liquidity.

PERSONAL INJURY - The cost of injuries to employees and others on Union Pacific Railroad Company (UPRR) property is charged to expense based on actuarial estimates of the ultimate cost and number of incidents each year.

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

CHANGE IN PRESENTATION - Certain prior year amounts have been reclassified to conform to the 2002 Consolidated Financial Statement presentation. These reclassifications had no effect on previously reported operating income or net income.

1. OPERATIONS

The Railroad is a Class I railroad that operates in the United States. As of October 1, 1996, the Railroad included Southern Pacific Rail Corporation (Southern Pacific or SP). In addition, during 1997, the Railroad and a consortium of partners were granted a 50-year concession to operate the Pacific-North and Chihuahua Pacific lines in Mexico. The Railroad made an additional investment in the consortium in 1999. During 2001, the Company completed its integration of Southern Pacific's rail operations.

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

     The Railroad is dependent on two key suppliers of locomotives. Due to the capital intensive nature and sophistication of this equipment, there are strong barriers of entry to new suppliers. Therefore, if one of these suppliers would no longer produce locomotives, the Railroad could realize a significant increase in the cost and the potential for reduced availability of the locomotives that are necessary to its operations.

EMPLOYEES - Approximately 87% of the Railroad's nearly 47,000 employees are represented by 14 major rail unions. National negotiations under the Railway Labor Act to revise the national labor agreements for all crafts began in late 1999. In May 2001, the Brotherhood of Maintenance of Way Employees (BMWE) ratified a five-year agreement, which included provisions for an annual wage increase (based on the consumer price index) and progressive health and welfare cost sharing. In August 2002, the carriers reached a five-year agreement with the United Transportation Union (UTU) for annual wage increases as follows: 4.0% July 2002, 2.5% July 2003, and 3.0% July 2004. The agreement also established a process for resolving the health and welfare cost sharing issue through arbitration and also provided for the operation of remote control locomotives by trainmen. The Brotherhood of Locomotive Engineers (BLE) challenged the remote control feature of the UTU Agreement and a recent arbitration decision held that operation of remote control by UTU members in terminals does not violate the BLE agreement. In November 2002, the International Brotherhood of Boilermakers and Blacksmiths (IBB) reached a five-year agreement following the UTU wage pattern. In January 2003, an arbitration award was rendered establishing wage increases and health and welfare employee cost sharing for the Transportation Communications International Union (TCU). Contract discussions with the remaining unions are either in negotiation or mediation. Also during 2002, the National Mediation Board ruled against the UTU on its petition for a single operating craft on the Kansas City Southern Railroad. The BLE is now working on a possible merger with the International Brotherhood of Teamsters (Teamsters).

2. TRANSACTIONS WITH AFFILIATES

Amounts due to and from affiliates, including advances to and borrowings from the Corporation, bear interest at an annually determined rate, which considers the Corporation's cost of debt. Net intercompany interest expense charged to the Railroad on such amounts was $371 million, $398 million, and $405 million in 2002, 2001 and 2000, respectively.

3. FINANCIAL INSTRUMENTS

ADOPTION OF STANDARD - Effective January 1, 2001, the Company adopted Financial Accounting Standards Board Statement (FASB) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133) and FASB No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (FAS 138). FAS 133 and FAS 138 require that the changes in fair value of all derivative financial instruments the Company uses for fuel or interest rate hedging purposes be recorded in the Company's Consolidated Statements of Financial Position. In addition, to the extent fuel hedges are ineffective due to pricing differentials resulting from the geographic dispersion of the Company's operations, income statement recognition of the ineffective portion of the hedge position is required. Also, derivative instruments that do not qualify for hedge accounting treatment per FAS 133 and FAS 138 require income statement recognition. The adoption of FAS 133 and FAS 138 resulted in the recognition of a $2 million asset on January 1, 2001.

STRATEGY AND RISK - The Company and its subsidiaries use derivative financial instruments, in limited instances for other than trading purposes, to manage risk related to changes in fuel prices. The Company uses swaps, futures and/or forward contracts to mitigate the downside risk of adverse price movements and hedge the exposure to variable cash flows. The use of these instruments also limits future gains from favorable movements. The purpose of these programs is to protect the Company's operating margins and overall profitability from adverse fuel price changes.

     The Company may also use fuel swaptions to secure near-term swap prices. Swaptions are swaps that are extendable past their base period at the option of the counterparty. Swaptions do not qualify for hedge accounting treatment and are marked-to-market through the Consolidated Statements of Income.

MARKET AND CREDIT RISK - The Company addresses market risk related to derivative financial instruments by selecting instruments with value fluctuations that highly correlate with the underlying item being hedged. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring high credit standards for counterparties and periodic settlements. At December 31, 2002, the Company has not been required to provide collateral, nor has the Company received collateral relating to its hedging activities.

     In addition, the Company enters into secured financings in which the debtor has pledged collateral. The collateral is based upon the nature of the financing and the credit risk of the debtor. The Company generally is not permitted to sell or repledge the collateral unless the debtor defaults.

DETERMINATION OF FAIR VALUE - The fair values of the Company's derivative financial instrument positions at December 31, 2002 and 2001, were determined based upon current fair values as quoted by recognized dealers or developed based upon the present value of expected future cash flows discounted at the applicable swap spread.

FUEL STRATEGY - As a result of the significance of the Company's fuel costs and the historical volatility of fuel prices, the Company periodically uses swaps, futures and/or forward contracts to mitigate adverse fuel price changes. In addition, the Company at times may use fuel swaptions to secure more favorable swap prices. The following is a summary of the Company's derivative financial instruments at December 31, 2002 and 2001:


Millions, Except Percentages and Average Commodity Prices         2002      2001
                                                                 -------   -------
Fuel hedging/swaptions:
   Number of gallons hedged for 2002[a] ......................       552       567
   Average price of 2002 hedges (per gallon) [b] .............   $  0.56   $  0.56
   Number of gallons hedged for 2003[c] ......................        88        63
   Average price of 2003 hedges outstanding (per gallon)[b]...   $  0.58   $  0.56
                                                                 -------   -------

[a]  Fuel hedges which were in effect during 2002.

[b]  Excluded taxes, transportation costs and regional pricing spreads.

[c] Fuel hedges which are in effect during 2003. These hedges expire December 31, 2003.

     The fair value asset and liability positions of the Company's outstanding derivative financial instruments at December 31, 2002 and 2001 were as follows:

Millions of Dollars                                              2002   2001
                                                                 ----   ----
Fuel hedging:
   Gross fair value asset position ...........................   $ 12   $ --
   Gross fair value (liability) position .....................     --    (11)
Fuel swaptions:
   Gross fair value asset position ...........................     --     --
   Gross fair value (liability) position .....................     --    (24)
                                                                 ----   ----
Total net fair value asset (liability) position, net             $ 12   $(35)
                                                                 ----   ----

     Fuel hedging positions will be reclassified from accumulated other comprehensive income (loss) to fuel expense over the life of the hedge as fuel is consumed. During 2003, the Company expects fuel expense to decrease $12 million from this reclassification.

     The Company's use of derivative financial instruments had the following impact on pre-tax income for the years ended December 31, 2002, 2001 and 2000:

Millions of Dollars                                                    2002        2001          2000
                                                                   ----------   ----------    ----------
Decrease (increase) in fuel expense from fuel hedging ..........   $       36   $      (14)   $       52
Decrease (increase) in fuel expense from fuel swaptions ........           19           (6)           --
                                                                   ----------   ----------    ----------
Decrease (increase) in operating expenses ......................           55          (20)           52
Increase (decrease) in other income, net from fuel swaptions ...            5          (18)           --
                                                                   ----------   ----------    ----------
Increase (decrease) in pre-tax income ..........................   $       60   $      (38)   $       52
                                                                   ----------   ----------    ----------

FAIR VALUE OF DEBT INSTRUMENTS - The fair value of the Company's long- and short-term debt has been estimated using quoted market prices or current borrowing rates. At December 31, 2002 and 2001, the fair value of total debt exceeded the carrying value by approximately $323 million and $93 million, respectively. At December 31, 2002 and December 31, 2001, approximately $251 million and $273 million, respectively, of fixed-rate debt securities contain call provisions that allow the Company to retire the debt instruments prior to final maturity subject, in certain cases, to the payment of premiums.

SALE OF RECEIVABLES - The Railroad has sold, on a 364-day revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to third parties through a bankruptcy-remote subsidiary. Receivables are sold at carrying value, which approximates fair value. The third parties have designated the Railroad to service the sold receivables. The amount of receivables sold fluctuates based upon the availability of the designated pool of receivables and is directly affected by changing business volumes and credit risks. Payments collected from sold receivables can be reinvested in new receivables on behalf of the buyers. Should the Company's credit rating fall below investment grade, the amount of receivables sold would be reduced, and in certain cases, the buyers have the right to discontinue this reinvestment, thus requiring the Railroad to fund the receivables. At December 31, 2002 and 2001, accounts receivable are presented net of $600 million of receivables sold.

4. INCOME TAXES

The Company is included in the consolidated income tax return of the Corporation. The consolidated income tax liability of the Corporation is allocated among the parent and its subsidiaries on the basis of the separate contributions to the consolidated income tax liability, with the benefit of tax losses and credits utilized in consolidation allocated to the companies generating such losses and credits.

     Components of income tax expense were as follows for the years ended December 31, 2002, 2001 and 2000:

Millions of Dollars     2002         2001          2000
                     ----------   ----------   ----------
Current:
    Federal ......   $      193   $      175   $       50
    State ........           17           10            5
                     ----------   ----------   ----------
Total current ....          210          185           55
                     ----------   ----------   ----------
Deferred:
    Federal ......          466          378          431
    State ........           63           50           25
                     ----------   ----------   ----------
Total deferred ...          529          428          456
                     ----------   ----------   ----------
Total ............   $      739   $      613   $      511
                     ----------   ----------   ----------

     Deferred income tax liabilities (assets) were comprised of the following at December 31, 2002 and 2001:

Millions of Dollars                                  2002          2001
                                                  ----------    ----------
Current liabilities ...........................   $     (281)   $     (272)
Net operating loss ............................           --           (59)
                                                  ----------    ----------
Net current deferred income tax asset .........         (281)         (331)
                                                  ----------    ----------
Excess tax over book depreciation .............        8,168         7,801
State taxes, net ..............................          653           618
Retirement benefits ...........................         (293)         (223)
Alternative minimum tax credits ...............          (93)         (130)
Net operating loss ............................           --           (21)
Other .........................................          388           385
                                                  ----------    ----------
Net long-term deferred income tax liability ...        8,823         8,430
                                                  ----------    ----------
Net deferred income tax liability .............   $    8,542    $    8,099
                                                  ----------    ----------

     For the years ending December 31, 2002, 2001 and 2000, a reconciliation between statutory and effective tax rates of continuing operations is as follows:

Percentages                                    2002     2001     2000
                                               ----     ----     ----
Statutory tax rate .....................       35.0%    35.0%    35.0%
State taxes-net ........................        2.5      2.4      1.3
Dividend exclusion .....................       (0.6)    (0.7)    (1.0)
Prior years' income tax examinations ...       (1.6)    (0.1)      --
Other ..................................       (0.3)     0.1      0.3
                                               ----     ----     ----
Effective tax rate .....................       35.0%    36.7%    35.6%
                                               ----     ----     ----

     During 2002, the Company made considerable progress on a number of significant income tax examination issues for prior tax years. Most of the Company's tax issues relating to 1986 through 1994, as well as some issues for 1995 through 1998, have now been substantially resolved, resulting in a decrease in income tax expense of $33 million in 2002.

     All federal income tax years prior to 1986 are closed, and most issues for 1986 through 1994 have been resolved. Years 1995 through 1998 are currently under examination by the IRS.

    The Company believes it has adequately reserved for federal and state income taxes.

5. DEBT

Total debt as of December 31, 2002 and 2001, is summarized below:

Millions of Dollars                                            2002          2001
                                                            ----------    ----------
Intercompany borrowings from UPC, 7.5% ..................   $    4,464    $    5,003
Capitalized leases, 5.4% to 12.8% due through 2024 ......        1,457         1,439
Equipment obligations, 6.3% to 10.3% due through 2019 ...          534           619
Notes and debentures, 2% to 5.4% due through 2054 .......          160           190
Mortgage bonds, 4.3% to 4.8% due through 2030 ...........          153           153
Tax-exempt financings, 3.3% due through 2015 ............           12            12
Unamortized discount ....................................          (57)          (53)
                                                            ----------    ----------
Total debt ..............................................        6,723         7,363
Less current portion ....................................         (275)         (194)
                                                            ----------    ----------
Total long-term debt ....................................   $    6,448    $    7,169
                                                            ----------    ----------

DEBT MATURITIES - Aggregate debt maturities, excluding intercompany borrowings, as of December 31, 2002, are as follows:

Millions of Dollars
2003 .............   $     275
2004 .............         167
2005 .............         237
2006 .............         149
2007 .............         139
Thereafter .......       1,292
                     ---------
Total debt .......   $   2,259
                     ---------

MORTGAGED PROPERTIES - At December 31, 2002 and 2001, approximately $9.5 billion and $9.4 billion, respectively, of Railroad properties secure outstanding equipment obligations and mortgage bonds.

INCOME-BASED SECURITIES - The Company has certain debt instruments which contain provisions that limit the payment of interest, require sinking fund installments and impose certain restrictions in the event all interest is not paid based upon available income levels. Other debt instruments contain provisions that may impose restrictions on the Company's ability to declare dividends on certain classes of capital stock (note 8).

SIGNIFICANT NEW FINANCINGS - During June 2002, UPRR entered into a capital lease covering new locomotives. The related capital lease obligation totaled approximately $126 million and is included in the Consolidated Statements of Financial Position as debt.

6. LEASES

The Company leases certain locomotives, freight cars, trailers and other property. Future minimum lease payments for operating and capital leases with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2002 were as follows:

Millions of Dollars                      Operating Leases   Capital Leases
                                         ----------------   --------------
2003 ..................................  $            420   $          210
2004 ..................................               379              214
2005 ..................................               347              193
2006 ..................................               307              190
2007 ..................................               249              170
Later Years ...........................             1,505            1,469
                                         ----------------   --------------
Total minimum lease payments ..........  $          3,207            2,446
Amount representing interest ..........                               (989)
                                         ----------------   --------------
Present value of minimum lease payments                     $        1,457
                                         ----------------   --------------

     Rent expense for operating leases with terms exceeding one month was $581 million in 2002, $571 million in 2001 and $550 million in 2000. Contingent rentals and sub-rentals are not significant.

7. RETIREMENT PLANS

THRIFT PLAN - The Company provides a defined contribution plan (thrift plan) to eligible non-union employees. The Company's contributions into the thrift plan are based on 50% of the participant's contribution, limited to 3% of the participant's base salary. Company thrift plan contributions were $10 million for the year ended December 31, 2002 and $11 million for the years ended December 31, 2001, and 2000.

RAILROAD RETIREMENT SYSTEM - All Railroad employees are covered by the Railroad Retirement System (the System). On December 21, 2001, The Railroad Retirement and Survivors' Improvement Act of 2001 (the Act) was signed into law. The

Act was a result of historic cooperation between rail management and labor, and provides improved railroad retirement benefits for employees and reduced payroll taxes for employers. Contributions made to the System are expensed as incurred and amounted to approximately $595 million in 2002, $607 million in 2001 and $611 million in 2000.

OTHER POSTRETIREMENT BENEFITS - All non-union and certain of the Company's union employees participate in defined contribution medical and life insurance programs for retirees. The Company also provides medical and life insurance benefits on a cost sharing basis for qualifying employees. These costs are funded as incurred.

PENSION PLANS - The Company provides defined benefit retirement income to eligible non-union employees through qualified and non-qualified (supplemental) pension plans. Qualified and non-qualified pension benefits are based on years of service and the highest compensation during the latest years of employment. The qualified plans are funded based on the Projected Unit Credit actuarial funding method and are funded at not less than the minimum funding standards set forth in the Employee Retirement Income Security Act of 1974, as amended and not more than the maximum amount deductible for tax purposes. The Company has settled a portion of the non-qualified unfunded supplemental plan's accumulated benefit obligation by purchasing annuities.

     Changes in the Company's projected benefit obligation are as follows, for the years ended December 31, 2002 and 2001:

                                                                               Other Postretirement
                                                          Pension                     Benefits
                                                  ------------------------    ------------------------
Millions of Dollars                                  2002          2001          2002          2001
                                                  ----------    ----------    ----------    ----------
Net benefit obligation at beginning of year ...   $    1,654    $    1,534    $      497    $      391
Service cost ..................................           21            22             6             6
Interest cost .................................          117           113            37            30
Plan amendments ...............................           (1)          (19)          (48)            2
Actuarial loss ................................           34            55           105           101
Special termination benefits ..................           --            59            --             1
Gross benefits paid ...........................         (122)         (110)          (46)          (34)
                                                  ----------    ----------    ----------    ----------
Net benefit obligation at end of year .........   $    1,703    $    1,654    $      551    $      497
                                                  ----------    ----------    ----------    ----------



   As part of the work force reduction plan, discussed in note 13, the Company reclassified $59 million and $1 million in 2001 for pension and other postretirement benefits, respectively, from other current liabilities to retiree benefits obligation.

   Changes in the Company's benefit plan assets are as follows for the years ended December 31, 2002 and 2001:

                                                                                   Other Postretirement
                                                              Pension                     Benefits
                                                      ------------------------    ------------------------

Millions of Dollars                                      2002          2001          2002          2001
                                                      ----------    ----------    ----------    ----------
Fair value of plan assets at beginning of year ....   $    1,404    $    1,644    $       --    $       --
Actual return on plan assets ......................         (159)         (139)           --            --
Employer contributions ............................          108             9            46            34
Gross benefits paid ...............................         (122)         (110)          (46)          (34)
                                                      ----------    ----------    ----------    ----------
Fair value of plan assets at end of year ..........   $    1,231    $    1,404    $       --    $       --
                                                      ----------    ----------    ----------    ----------

     As of December 31, 2002, the Company had pension plans with accumulated benefits that exceeded the fair value of plan assets. The accumulated benefit obligation for these plans was $1.6 billion while the fair value of the assets was $1.2 billion at the end of 2002.

    The components of the funded status of the benefit plans for the years ended December 31, 2002 and 2001 were as follows:

                                                                              Other Postretirement
                                                        Pension                     Benefits
Millions of Dollars                                2002          2001          2002          2001
                                                ------------------------    ------------------------
Funded status at end of year ................   $     (472)   $     (250)   $     (551)   $     (497)
Unrecognized net actuarial (gain) loss ......          290           (62)          171            71
Unrecognized prior service cost (credit) ....           55            65           (56)          (11)
Unrecognized net transition obligation ......           (4)           (5)           --            --
                                                ----------    ----------    ----------    ----------
Net liability recognized at end of year .....   $     (131)   $     (252)   $     (436)   $     (437)
                                                ----------    ----------    ----------    ----------

     At December 31, 2002 and 2001, $43 million and $29 million, respectively, of the total pension and other postretirement liability were classified as a current liability.

     The Company decreased its assumed long-term rate of return on pension plan assets, during 2002, from 10% to 9%. This assumption change resulted in an increase to 2002 pension expense of $16 million.

     During 2002, actual asset returns for the Company's pension plans were adversely impacted by continued deterioration in the equity markets. Actual return on pension plan assets was approximately negative 10% in 2002. During the same time, corporate bond yields, which are used in determining the discount rate for future pension obligations, continued to decline. As a result of negative asset returns and lower discount rates, the Company was required to recognize an additional minimum pension liability. The liability was recorded as a $141 million after-tax reduction to common shareholders' equity as part of accumulated other comprehensive income (loss). The equity reduction would be restored to the balance sheet in future periods when the fair value of plan assets exceeds the accumulated benefit obligations. Recognition of this reduction to equity does not affect net income or cash flow in 2002 and has no impact on compliance with debt covenants.

     While the interest rate and asset return environment has significantly impacted the funded status of the Company's plans, the Company does not currently have minimum funding requirements, as set forth in employee benefit and tax laws. Even though no minimum funding is required, the Company voluntarily contributed $100 million to its pension plan during 2002.

   Amounts recognized for the benefit plan liabilities in the Consolidated Statements of Financial Position for December 31, 2002 and 2001 consisted of:

                                                                       Other Postretirement
                                                     Pension                 Benefits
                                               --------------------    --------------------
Millions of Dollars                              2002        2001         2002       2001
                                               --------    --------    --------    --------
Prepaid benefit cost .......................   $      7    $      5    $     --    $     --
Accrued benefit cost .......................       (137)       (257)       (436)       (437)
Additional minimum liability ...............       (294)        (33)         --          --
Intangible assets ..........................         55          22          --          --
Accumulated other comprehensive income .....        238          11          --          --
                                               --------    --------    --------    --------
Net liability recognized at end of year ....   $   (131)   $   (252)   $   (436)   $   (437)
                                               --------    --------    --------    --------

   The components of the Company's net periodic pension and other postretirement costs (income) for the years ended December 31, 2002, 2001 and 2000 were as follows:

                                                                                       Other Postretirement
                                                           Pension                            Benefits
                                               --------------------------------    --------------------------------
Millions of Dollars                              2002        2001        2000        2002        2001        2000
                                               --------    --------    --------    --------    --------    --------
Service cost ...............................   $     21    $     22    $     20    $      6    $      6    $      5
Interest cost ..............................        117         113         109          37          30          28
Expected return on assets ..................       (144)       (157)       (145)         --          --          --
Amortization of:
     Transition obligation .................         (2)         (1)         (2)         --          --          --
     Prior service cost (credit) ...........          9          12          13          (3)         (2)         (3)
     Actuarial gain ........................        (15)        (23)        (26)          5          --          (2)
                                               --------    --------    --------    --------    --------    --------
Total net periodic benefit cost (income) ...   $    (14)   $    (34)   $    (31)   $     45    $     34    $     28
                                               --------    --------    --------    --------    --------    --------

     At December 31, 2002 and 2001, approximately 34% and 32%, respectively, of the funded plans' assets each year were held in fixed-income and short-term securities, with the remainder in equity securities.

     The weighted-average actuarial assumptions for the years ended December 31, 2002, 2001 and 2000 were as follows:

                                                                                  Other Postretirement
                                                      Pension                            Benefits
                                            ----------------------------        ----------------------------
Percentages                                 2002        2001        2000        2002        2001        2000
                                            ----        ----        ----        ----        ----        ----
Discount rate ....................          6.75%       7.25%       7.50%       6.75%       7.25%       7.50%
Expected return on plan assets ...           9.0        10.0        10.0         N/A         N/A         N/A
Rate of compensation increase ....          3.75        4.25        4.50        3.75        4.25        4.50
Health care cost trend:
     Current .....................          N/A         N/A         N/A        10.00        7.70        7.70
     Level in 2006 ...............          N/A         N/A         N/A         5.00        5.50        5.50
                                            ----        ----        ----        ----        ----        ----

     Assumed health care cost trend rates have a significant effect on the amount reported for health care plans. A one-percentage point change in the assumed health care cost trend rates would have the following effects on other postretirement benefits:

                                                            One % pt.  One % pt.
Millions of Dollars                                         Increase   Decrease
                                                            --------   --------
Effect on total service and interest cost components ....   $      5   $     (4)
Effect on postretirement benefit obligation .............         50        (45)
                                                            --------   --------

8. CAPITAL STOCK AND DIVIDEND RESTRICTIONS

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

     The Company is subject to certain restrictions related to the payment of dividends. The amount of retained earnings available for dividends under the most restrictive test was $6.4 billion and $4.8 billion at December 31, 2002 and 2001, respectively.

9. STOCK OPTIONS AND OTHER STOCK PLANS

The Railroad participates in the Corporation's stock incentive plans. There are no options outstanding for Railroad participants under the 1988 Stock Option and Restricted Stock Plan of Union Pacific Corporation (1988 Plan) and 6,744,020 options outstanding under the 1993 Stock Option and Retention Stock Plan of Union Pacific Corporation (1993 Plan) for Railroad participants. There are 1,064,053 retention shares and stock units (the right to receive shares of common stock) outstanding under the 1993 Plan for Railroad participants. The Corporation no longer grants options or awards of restricted stock under the 1988 Plan or the 1993 Plan.

     The UP Shares Stock Option Plan of Union Pacific Corporation (UP Shares
Plan) was approved by UPC's Board of Directors on April 30, 1998. The UP Shares Plan reserved 12,000,000 shares of UPC common stock for issuance. The UP Shares Plan was a broad-based option program that granted eligible active employees on April 30, 1998 an option to purchase 200 shares of UPC common stock at $55.00 per share. All options granted were non-qualified options that became exercisable on May 1, 2001 and remain exercisable until April 30, 2008. If an optionee's employment terminates for any reason, the option remains exercisable for a period of one year after the date of termination, but no option is exercisable after April 30, 2008. Pursuant to the terms of the UP Shares Plan, no options may be granted after April 30, 1998. As of December 31, 2002, there were 7,976,920 options outstanding for Railroad participants under the UP Shares Plan.

     The Corporation adopted the Executive Stock Purchase Incentive Plan (ESPIP) effective October 1, 1999, in order to encourage and facilitate ownership of UPC common stock by officers and other key executives of the Corporation and its subsidiaries. Under the ESPIP, participants purchased a total of 1,008,000 shares of UPC common stock with the proceeds of 6.02% interest-bearing, full recourse loans from the Corporation. Loans totaled $47 million and have a final maturity date of January 31, 2006. Deferred cash payments were to be awarded to the participants to repay interest and the loan principal if certain performance and retention criteria were met within a 40-month period ending January 31, 2003. Dividends paid on the purchased shares were originally assigned to the Corporation to offset the accrued interest on the loan balance until March 2001 when the first performance criterion was satisfied and, accordingly thereafter, the dividends on the purchased shares were paid directly to the participants. Satisfaction of the first performance criterion also entitled participants to receive a cash payment equal to the net accrued interest on the outstanding principal balance of the loan. Satisfaction of the second performance criterion, in December 2002, entitled participants to receive a cash payment equal to one-third of the outstanding principal balance of their loan, and satisfaction of the retention criterion of continued employment with the Corporation until January 31, 2003, entitled participants to receive an additional cash payment equal to one-third of the outstanding principal balance of their loan. Such payments shall be applied against the participants' outstanding loan balance pursuant to the terms of the ESPIP. The remaining balance of the loan is payable in three equal installments on January 31, 2004, January 31, 2005 and January 31, 2006.

     In November 2000, the Corporation approved the 2001 Long Term Plan (LTP). Participants were awarded retention shares or stock units and cash awards subject to the attainment of certain performance targets and continued employment through January 31, 2004. The LTP performance criteria include three year (for fiscal years 2001, 2002 and 2003) cumulative earnings per share and stock price targets.

     The Union Pacific Corporation 2001 Stock Incentive Plan (2001 Plan) was approved by the shareholders in April 2001. The 2001 Plan reserved 12,000,000 shares of UPC common stock for issuance to eligible employees of the Corporation in the form of non-qualified options, incentive stock options, retention shares, stock units and incentive bonus awards. Awards and options under the 2001 Plan may be granted to employees of the Corporation and its subsidiaries. Non-employee directors are not eligible. As of December 31, 2002, there were 474,245 retention shares and stock units outstanding for Railroad participants under the 2001 Plan, and there were 1,348,200 options outstanding for Railroad participants under the 2001 Plan.

     Pursuant to the above plans, 9,544,569, 12,461,025 and 6,089,561 shares of UPC common stock were available for grant by the Corporation at December 31, 2002, 2001 and 2000, respectively.

OPTIONS - Stock options are granted with an exercise price equal to the fair market value of the Corporation's common stock as of the date of the grant. Options are granted with a 10-year term and are generally exercisable one to two years after the date of the grant. A summary of the stock options issued under the 1988 Plan, the 1993 Plan, the UP Shares Plan and the 2001 Plan and changes during the years ending December 31 are as follows:

                                                                     Year Ended December 31,
                                                 2002                         2001                          2000
                                        -----------------------      -----------------------       ----------------------
                                                      Weighted                     Weighted                      Weighted
                                                      -Average                     -Average                     -Average
                                                      Exercise                     Exercise                     Exercise
                                          Shares        Price          Shares        Price           Shares       Price
                                        ----------    ---------      ----------    ---------       ---------    ---------
Outstanding, beginning of year          17,819,221    $   52.02      19,827,847    $   51.50      19,842,108    $   51.51
Granted                                  1,348,900        61.14       1,219,550        49.92         175,850        41.53
Exercised                               (2,832,897)       48.42      (1,287,876)       38.88        (105,914)       28.97
Forfeited                                 (266,084)       54.93      (1,940,300)       54.89         (84,197)       47.71
                                        ----------    ---------      ----------    ---------       ---------    ---------
Outstanding, end of year                16,069,140    $   53.40      17,819,221    $   52.02      19,827,847    $   51.50
                                        ----------    ---------      ----------    ---------       ---------    ---------
Options exercisable at year end         14,720,690    $   52.70      16,607,771    $   52.17       8,432,414    $   47.21
                                        ----------    ---------      ----------    ---------       ---------    ---------
Weighted-average fair value of
  options granted during the year                     $   17.84                    $   13.13                    $   11.71
                                        ----------    ---------      ----------    ---------       ---------    ---------

     The following table summarizes information about the Railroad's outstanding stock options as of December 31, 2002:

                                                    Options Outstanding                        Options Exercisable
         -----------------          --------------------------------------------------     ---------------------------
                                                     Weighted-Average         Weighted                        Weighted
         Range of Exercise           Number                 Remaining         -Average         Number         -Average
              Prices               Outstanding       Contractual Life    Execise Price     Exercisable  Exercise Price
          ---------------           ----------       ----------------    -------------     ----------   --------------
          $20.60 - $41.41              580,892                 3.64           $34.78          580,892          $34.78
          $42.87 - $49.88            3,729,173                 6.11            47.84        3,726,173           47.84
          $52.53 - $61.90           11,759,075                 5.46            56.09       10,413,625           55.44
          ---------------           ----------       ----------------    -------------     ----------   --------------
          $20.60 - $61.90           16,069,140                 5.54           $53.40       14,720,690          $52.70
          ---------------           ----------       ----------------    -------------     ----------   --------------


     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions for options granted in 2002, 2001 and 2000, respectively: risk-free interest rates of 4.4%, 4.3% and 5.1%; dividend yield of 1.3%, 1.4% and 1.6%; expected lives of 5 years, 4 years and 4 years; and volatility of 28.8%, 29.5% and 31.4%.

RESTRICTED STOCK AND OTHER INCENTIVE PLANS - The Corporation's plans provide for awarding retention shares of common stock or stock units to eligible employees. These awards are subject to forfeiture if employment terminates during the prescribed retention period, generally three or four years, or, in some cases, if a certain prescribed stock price or other financial criteria is not met. Restricted stock awards are issued to non-employee directors and are subject to forfeiture if certain service requirements are not met. During the year ended December 31, 2002, 436,270 retention shares, stock units and restricted shares were issued to Railroad participants at a weighted-average fair value of $58.25. During 2001, 223,502 retention shares, stock units and restricted shares were issued to Railroad participants at a weighted-average fair value of $49.95. During 2000, 171,309 retention shares, stock units and restricted shares were issued to Railroad participants at a weighted-average fair value of $41.22. The cost of retention and restricted awards is amortized to expense over the retention period.

     Under the LTP, 4,400 performance retention stock units and 766,900 performance retention shares and stock units were issued to Railroad participants at a weighted-average fair value of $60.68 and $50.11 during 2002 and 2001, respectively. The cost of the LTP is expensed over the performance period which ends January 31, 2004.

     The cost associated with the ESPIP retention criterion is amortized to expense over the 40-month period. The cost associated with the ESPIP first performance criterion is expensed over the life of the loan, and the cost associated with the second performance criterion was expensed in December 2002.

     During the years ended December 31, 2002 and 2001, the Railroad expensed $13 million and $8 million, respectively, related to the other incentive plans described above. During the years ended December 31, 2002, 2001 and 2000, UPC expensed $15 million, $4 million and $11 million, respectively, attributable to Railroad participants in the other incentive plans described above.

10. COMMITMENTS AND CONTINGENCIES

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

PERSONAL INJURY AND OCCUPATIONAL ILLNESS - The cost of injuries to employees and others related to Railroad activities is charged to expense based on actuarial estimates of the ultimate cost and number of incidents each year. During 2002, the Railroad's reported number of work-related injuries that resulted in lost job time decreased 5% compared to the number of injuries reported during 2001, and accidents at grade crossings decreased 16% compared to 2001. Annual expenses for the Railroad's personal injury-related events were $221 million in 2002, $204 million in 2001 and $207 million in 2000. As of December 31, 2002 and 2001, the Railroad had a liability of $668 million and $697 million, respectively, accrued for future personal injury costs, of which $272 million was recorded in current liabilities as accrued casualty costs for both years. The Railroad has additional amounts accrued for claims related to certain occupational illnesses. Compensation for Railroad work-related accidents is governed by the Federal Employers' Liability Act (FELA). Under FELA, damages are assessed based on a finding of fault through litigation or out-of-court settlements. The Railroad offers a comprehensive variety of services and rehabilitation programs for employees who are injured at work.

ENVIRONMENTAL - The Company generates and transports hazardous and non-hazardous waste in its current and former operations, and is subject to federal, state and local environmental laws and regulations. The Company has identified approximately 433 sites at which it is or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 52 sites that are the subject of actions taken by the U.S. government, 27 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, the Company's ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to its own activities at each site.

     When an environmental issue has been identified with respect to the property owned, leased or otherwise used in the conduct of the Company's business, the Company and its consultants perform environmental assessments on such property. The Company expenses the cost of the assessments as incurred. The Company accrues the cost of remediation where its obligation is probable and such costs can be reasonably estimated.

     As of December 31, 2002 and 2001, the Company had a liability of $188 million and $171 million, respectively, accrued for future environmental costs, of which $71 million and $70 million were recorded in current liabilities as accrued casualty costs. The liability includes future costs for remediation and restoration of sites, as well as for ongoing monitoring costs, but excludes any anticipated recoveries from third parties. Cost estimates are based on information available for each site, financial viability of other potentially responsible parties, and existing technology, laws and regulations. The Company believes that it has adequately accrued for its ultimate share of costs at sites subject to joint and several liability. However, the ultimate liability for remediation is difficult to determine because of the number of potentially responsible parties involved, site-specific cost sharing arrangements with other potentially responsible parties, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites, and/or the speculative nature of remediation costs. The Company expects to pay out the majority of the December 31, 2002, environmental liability over the next five years, funded by cash generated from operations. The impact of current obligations is not expected to have a material adverse effect on the results of operations or financial condition of the Company.

PURCHASE OBLIGATIONS AND GUARANTEES - The Company periodically enters into financial and other commitments in connection with their businesses. The Company does not expect that these commitments or guarantees will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

     At December 31, 2002, the Company had unconditional purchase obligations of $404 million for the purchase of locomotives as part of the Company's multi-year capital asset acquisition plan. In addition, the Company was contingently liable for $305 million in guarantees and $28 million in letters of credit at December 31, 2002. These contingent guarantees were entered into in the normal course of business and include guaranteed obligations of affiliated operations. None of the guarantees individually are significant, and no liability related to these guarantees exists as of December 31, 2002. The final guarantee expires in 2022. The Company is not aware of any existing event of default, which would require it to satisfy these guarantees.

OTHER - In December 2001, the Railroad entered into a synthetic operating lease arrangement to finance a new headquarters building which will be constructed in Omaha, Nebraska. The expected completion date of the building is mid-2004. It will total approximately 1.1 million square feet with approximately 3,800 office workspaces. The cost to construct the new headquarters, including capitalized interest, is approximately $260 million. The Corporation has guaranteed all of the Railroad's obligation under this lease.

     UPRR is the construction agent for the lessor during the construction period. The Railroad has guaranteed, in the event of a loss caused by or resulting from its actions or failures to act as construction agent, 89.9% of the building related construction costs incurred up to that point during the construction period. Total building related costs incurred and drawn from the lease funding commitments as of December 31, 2002, were approximately $50 million. Accordingly, the Railroad's guarantee at December 31, 2002, was approximately $45 million. As construction continues and additional costs are incurred, this guarantee will increase accordingly.

     After construction is complete, UPRR will lease the building under an initial term of five years with provisions for renewal for an extended period subject to agreement between the Railroad and lessor. At any time during the lease, the Railroad may, at its option, purchase the building at approximately the amount expended by the lessor to construct the building. If the Railroad elects not to purchase the building or renew the lease, the building is returned to the lessor for remarketing, and the Railroad has guaranteed a residual value equal to 85% of the total construction related costs. The guarantee will be approximately $220 million.

11. OTHER INCOME

Other income included the following:

Millions of Dollars                                  2002        2001        2000
                                                   --------    --------    --------
Net gain on non-operating asset dispositions ...   $    287    $    133    $     88
Rental income ..................................         60          89          75
Interest income ................................          7           8           7
Fuel swaption ..................................          4         (18)         --
Other, net .....................................        (37)        (38)        (44)
                                                   --------    --------    --------
Total ..........................................   $    321    $    174    $    126
                                                   --------    --------    --------

     Included in the 2002 gain on non-operating asset dispositions is a pre-tax gain of $141 million related to the sale of land, track, operating rights and facilities to the Utah Transit Authority (UTA) for $185 million, which included approximately 175 miles of track that stretches from Brigham City, Utah, through Salt Lake City, Utah, south to Payson, Utah. The transaction contributed $88 million to the Railroad's earnings on an after-tax basis. An additional $16 million of the pre-tax gain has been deferred pending successful completion of arrangements for the relocation of various existing facilities.

     Also included in the 2002 gain on non-operating asset dispositions is a pre-tax gain of $73 million related to the sale of land and track to the Santa Clara Valley Transportation Authority (VTA) for $80 million, which included approximately 15 miles of track that stretches from William Street in San Jose, California, north to Paseo Padre Parkway in Fremont, California. The transaction contributed $45 million to the Railroad's earnings on an after-tax basis.

12. ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 is effective for the Company beginning January 1, 2003. FAS 143 requires that the Company record a liability for the fair value of an asset retirement obligation when the Company has a legal obligation to remove the asset. The standard will affect the way the Company accounts for track structure removal costs, but will have no impact on liquidity. The Company is currently evaluating the impact of this statement on the Company's Consolidated Financial Statements. Any impact resulting from the adoption of this statement will be recorded as a cumulative effect of a change in accounting principle in the first quarter of 2003.

     In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activites" (FAS 146). FAS 146 requires that a liability for a cost associated with an exit or disposal activity is recognized at fair value when the liability is incurred and is effective for exit or disposal activities that are initiated after December 31, 2002. Management believes that FAS 146 will not have a material impact on the Company's Consolidated Financial Statements.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others" (FIN 45). FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for the year ending December 31, 2002, which expand the disclosures required by a guarantor about its obligations under a guarantee. FIN 45 also requires the Company to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in the issuance of the guarantee. Management does not believe that FIN 45 will have a material impact on the Company's Consolidated Financial Statements.

     In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (FAS 148). FAS 148 provides alternative methods of transition for voluntary changes to the fair value based method of accounting for stock-based employee compensation, and amends the disclosure requirements including a requirement for interim disclosures. The Company currently discloses the effects of stock-based employee compensation and does not intend to voluntarily change to the alternative accounting principle.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. As described in note 10 to the Consolidated Financial Statements, the Railroad has a synthetic operating lease arrangement to finance a new headquarters building, which falls within the guidance of FIN
46. In accordance with FIN 46, the Railroad will either consolidate, restructure or refinance the synthetic lease prior to July 1, 2003. The Company does not expect FIN 46 to have any impact on the treatment of the Sale of Receivables program as described in note 3 to the Consolidated Financial Statements.

13. 2000 WORK FORCE REDUCTION PLAN

The Corporation's Board of Directors approved a work force reduction plan (the
Plan) in the fourth quarter of 2000. The Plan called for the elimination of approximately 2,000 Railroad positions during 2001. The Railroad accrued $115 million pre-tax or $72 million after-tax in the fourth quarter of 2000 for costs related to the Plan. The expense was charged to salaries, wages and employee benefits in the Company's 2000 Consolidated Statements of Income. Plan liability activity in 2001 included $49 million paid in cash or reclassified to contractual liabilities for severance benefits to 571 employees; $60 million of subsidized early retirement benefits covering 480 employees; with the remaining $6 million charged back against salaries, wages and employee benefits in the Company's Consolidated Statements of Income. In December 2001, the Plan was completed with positions eliminated through a combination of subsidized early retirements, involuntary layoffs and attrition.

14. SELECTED QUARTERLY DATA

Selected unaudited quarterly data are as follows:

Millions of Dollars

2002                       Mar. 31      June 30      Sep. 30      Dec. 31
                         ----------   ----------   ----------   ----------
Operating revenues ...   $    2,649   $    2,808   $    2,838   $    2,808
Operating income .....          508          598          638          589
Net income ...........          243          316          414          401
                         ----------   ----------   ----------   ----------


2001                       Mar. 31      June 30      Sep. 30     Dec. 31
                         ----------   ----------   ----------   ----------
Operating revenues ...   $    2,655   $    2,700   $    2,727   $    2,718
Operating income .....          449          491          575          566
Net income ...........          209          262          286          301



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

ITEM 14. CONTROLS AND PROCEDURES

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)       Financial Statements, Financial Statement Schedules and Exhibits:

    (1)   Financial Statements

          The financial statements filed as part of this filing are listed on the index to Consolidated Financial Statements, Item 8, on page 22.

    (2)   Financial Statement Schedules

          Schedule II - Valuation and Qualifying Accounts

          Schedules not listed above have been omitted because they are not applicable or not required or the information required to be set forth therein is included in the Consolidated Financial Statements, Item 8, or notes thereto.

    (3)   Exhibits

          Exhibits are listed in the exhibit index on page 50.

(b)       Reports on Form 8-K

          On October 24, 2002, the Registrant filed a Current Report on Form 8-K announcing UPC's financial results for the third quarter of 2002.

          On January 22, 2003, the Registrant filed a Current Report on Form 8-K announcing UPC's financial results for the fourth quarter of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21st day of February, 2003.

                                       UNION PACIFIC RAILROAD COMPANY

                                  By   /s/ Richard K. Davidson
                                       ----------------------------------------
                                       Richard K. Davidson, Chairman,
                                       Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, on this 21st day of February, 2003, by the following persons on behalf of the registrant and in the capacities indicated.

           PRINCIPAL EXECUTIVE OFFICER
           AND DIRECTOR:

                                       /s/ Richard K. Davidson
                                       ----------------------------------------
                                       Richard K. Davidson, Chairman,
                                       Chief Executive Officer and Director

           PRINCIPAL FINANCIAL OFFICER:

                                       /s/ James R. Young
                                       ----------------------------------------
                                       James R. Young,
                                       Chief Financial Officer

           PRINCIPAL ACCOUNTING OFFICER:

                                       /s/ Richard J. Putz
                                       ---------------------------------------
                                       Richard J. Putz,
                                       Chief Accounting Officer and Controller



DIRECTORS:

Philip F. Anschutz*                           Elbridge T. Gerry, Jr.*
Thomas J. Donohue*                            Judith Richards Hope*
Archie W. Dunham*                             Richard J. Mahoney*
Spencer F. Eccles*                            Steven R. Rogel*
Ivor J. Evans*                                Ernesto Zedillo Ponce de Leon*




* By /s/ Thomas E. Whitaker
     --------------------------------------
     Thomas E. Whitaker, Attorney-in-fact

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Richard K. Davidson, certify that:

1. I have reviewed this annual report on Form 10-K of Union Pacific Railroad Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 21, 2003

                                      /s/ Richard K. Davidson
                                      ------------------------------------
                                      Richard K. Davidson, Chairman,
                                      Chief Executive Officer and Director

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, James R. Young, certify that:

1. I have reviewed this annual report on Form 10-K of Union Pacific Railroad Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 21, 2003

                                                  /s/ James R. Young
                                                  ------------------
                                                  James R. Young,
                                                  Chief Financial Officer

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate
Companies

Millions of Dollars, for the Years Ended December 31,                        2002          2001          2000
                                                                          ----------    ----------    ----------
Allowance for doubtful accounts:
     Balance, beginning of period .....................................   $      110    $       98    $       94
     Charged to expense ...............................................           16            17            11
     Write-offs, net of recoveries ....................................          (19)           (5)           (7)
                                                                          ----------    ----------    ----------
Balance, end of period ................................................   $      107    $      110    $       98
                                                                          ----------    ----------    ----------
Accrued casualty costs:
     Balance, beginning of period .....................................   $    1,077    $    1,156    $    1,255
     Charged to expense ...............................................          360           328           319
     Cash payments and other reductions ...............................         (376)         (407)         (418)
                                                                          ----------    ----------    ----------
Balance, end of period ................................................   $    1,061    $    1,077    $    1,156
                                                                          ----------    ----------    ----------
Accrued casualty costs are presented in the Consolidated Statements of Financial Position as follows:
         Current ......................................................   $      403    $      404    $      378
         Long-term ....................................................          658           673           778
                                                                          ----------    ----------    ----------
Balance, end of period ................................................   $    1,061    $    1,077    $    1,156
                                                                          ----------    ----------    ----------

UNION PACIFIC RAILROAD COMPANY
EXHIBIT INDEX

EXHIBIT
NUMBER                      DESCRIPTION
-------                     -----------

Filed with this Statement

12          Ratio of Earnings to Fixed Charges.

24          Powers of Attorney Executed by the Directors of UPRR.

99 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Richard
            K. Davidson and James R. Young

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