Form 10-Q
period 2003-03-31
UNION PACIFIC RAILROAD CO/DE
filed 2003-05-15
CIK 92259

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

68179
(Zip Code)

(402) 271-5000
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    [X]    NO [   ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES [   ]    NO [X]

     As of April 30, 2003, the Registrant had outstanding 7,130 shares of Common Stock, $10 par value, and 620 shares of Class A Stock, $10 par value.

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

UNION PACIFIC RAILROAD COMPANY

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Statements of Income (Unaudited)
Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate Companies

Millions of Dollars,
For the Three Months Ended March 31,	2003	2002

Operating Revenues
Rail	$2,725	$2,649

Operating Expenses
Salaries, wages and employee benefits	940	891
Equipment and other rents	309	313
Depreciation	274	282
Fuel and utilities	352	224
Materials and supplies	102	118
Casualty costs	100	85
Purchased services and other costs	277	228

Total	2,354	2,141

Operating income	371	508
Other income	14	19
Interest expense	(126)	(139)

Income before income taxes	259	388
Income taxes	(92)	(145)

Income before cumulative effect of accounting change	167	243
Cumulative effect of accounting change, net of tax	274	—

Net income	$441	$243

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Financial Position
Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate Companies

	(Unaudited)
	Mar. 31,	Dec. 31,
Millions of Dollars	2003	2002

Assets
Current Assets
Cash and temporary investments	$233	$110
Accounts receivable, net	454	529
Inventories	288	277
Current deferred income taxes	282	281
Other current assets	219	189

Total	1,476	1,386

Investments
Investments in and advances to affiliated companies	645	649
Other investments	44	49

Total	689	698

Properties
Cost	37,154	36,821
Accumulated depreciation	(7,572)	(7,841

Net	29,582	28,980

Other
Other assets	308	250

Total assets	$32,055	$31,314

Liabilities and Common Shareholders’ Equity
Current Liabilities
Accounts payable	$458	$416
Accrued wages and vacation	363	362
Accrued casualty costs	408	403
Income and other taxes	304	226
Debt due within one year	267	275
Interest	58	71
Other current liabilities	473	537

Total	2,331	2,290
Other Liabilities and Common Shareholders’ Equity
Intercompany borrowing from UPC	4,603	4,464
Third-party debt due after one year	1,943	1,984
Deferred income taxes	9,026	8,823
Accrued casualty costs	616	658
Retiree benefits obligation	809	888
Other long-term liabilities	480	333
Redeemable Preference Shares	18	18
Commitments and contingencies
Common shareholders’ equity	12,229	11,856

Total liabilities and common shareholders’ equity	$32,055	$31,314

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Cash Flows (Unaudited)
Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate Companies

Millions of Dollars,
For the Three Months Ended March 31,	2003	2002

Operating Activities
Net income	$441	$243
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	(274)	—
Depreciation	274	282
Deferred income taxes	42	52
Cash paid to fund pension plan	(50)	—
Other, net	(131)	(25)
Changes in current assets and liabilities, net	83	(210)

Cash provided by operating activities	385	342

Investing Activities
Capital investments	(412)	(352)
Proceeds from asset sales	20	20
Other investing activities, net	98	(15)

Cash used in investing activities	(294)	(347)

Financing Activities
Dividends paid to parent	(58)	(50)
Debt repaid	(49)	(69)
Advances from affiliated companies	139	122

Cash provided by financing activities	32	3

Net change in cash and temporary investments	123	(2)
Cash and temporary investments at beginning of period	110	87

Cash and temporary investments at end of period	$233	$85

Changes in Current Assets and Liabilities, Net
Accounts receivable, net	$75	$(57)
Inventories	(11)	6
Other current assets	(30)	(34)
Accounts, wages and vacation payable	43	(44)
Other current liabilities	6	(81)

Total	$83	$(210)

Supplemental Cash Flow Information:
Cash (paid) received during the period for:
Interest	$(140)	$(157)
Income taxes, net	32	(50)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statement of Changes in Common Shareholders’ Equity (Unaudited)
Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate Companies

					Accumulated Other
					Comprehensive Income (Loss)

					Minimum	Foreign
Millions of Dollars,	[a]	[b]	Paid-		Pension	Currency
For the Three Months Ended	Common	Class A	in-	Retained	Liability	Translation	Derivative
March 31, 2003	Shares	Shares	Surplus	Earnings	Adjustments	Adjustments	Adjustments	Total	Total

Balance at December 31, 2002	$—	$—	$4,782	$7,224	$(148)	$(9)	$7	$(150)	$11,856

Net income	—	—	—	441	—	—	—	—	441
Other comprehensive loss, net of tax[c]	—	—	—	—	—	(9)	(1)	(10)	(10)

Comprehensive income									431
Dividends declared	—	—	—	(58)	—	—	—	—	(58)

Balance at March 31, 2003	$—	$—	$4,782	$7,607	$(148)	$(18)	$6	$(160)	$12,229

[a]	Common Stock, $10.00 par value; 9,200 shares authorized; 4,465 outstanding.

[b]	Class A Stock, $10.00 par value; 800 shares authorized; 388 outstanding.

[c]	Other comprehensive loss, net of tax of $6.

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY AND AFFILIATE
COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Responsibilities for Financial Statements - Union Pacific Railroad Company (the Registrant), a Class I railroad incorporated in Delaware and an indirect wholly owned subsidiary of Union Pacific Corporation (the Corporation or UPC), together with a number of wholly owned and majority owned subsidiaries, certain affiliates and various minority-owned companies (collectively, UPRR, the Company or the Railroad), operates various railroad and railroad-related businesses. The Consolidated Financial Statements of the Company are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented. The Consolidated Statements of Financial Position at December 31, 2002 is derived from audited financial statements. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results for the entire year ending December 31, 2003. Certain prior year amounts have been reclassified to conform to the 2003 financial statement presentation.

Stock-Based Compensation – The Company participates in the Corporation’s stock incentive plans. At March 31, 2003, the Corporation had several stock-based employee compensation plans. The Corporation accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation expense, related to stock option grants, is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock-based employee compensation expense related to restricted stock and other incentive plans is reflected in net income. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation", to stock-based employee compensation.

	Three Months Ended March 31,
Millions of Dollars	2003	2002

Net income, as reported	$441	$243
Stock-based employee compensation expense included in reported net income, net of tax	5	2
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(9)	(5)

Pro forma net income	$437	$240

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions for options granted during the three months ended March 31, 2003 and 2002, respectively: risk-free interest rates of 2.9% and 4.4%; dividend yield of 1.5% and 1.3%; expected lives of 5 years and 5 years; and volatility of 28.4% and 28.8%.

2. Intercompany Relationship with UPC - At March 31, 2003 and December 31, 2002, the Railroad had $855 million and $904 million working capital deficit balances, respectively, relating to UPC’s management of its cash position. As part of UPC’s cash management activities, the Railroad advances excess cash (cash available after satisfying all of the Railroad’s obligations and paying dividends to UPC) to UPC. Dividends declared and paid to UPC by the Railroad typically approximate the dividends that UPC declares to its shareholders; however, there is no formal requirement to do so. The dividend declaration between the Railroad and UPC is determined solely by the Railroad’s Board of Directors. To the extent the Railroad requires additional cash for use in its operations, UPC makes such funds available for borrowing by the Railroad. Transactions between UPC and UPRR are treated as net intercompany borrowings in the Consolidated Statements of Financial Position.

     The majority of the Railroad’s intercompany borrowings from UPC relate to the acquisitions of the Chicago and North Western Transportation Company and Southern Pacific Rail Corporation which were funded by UPC on behalf of the Railroad. These acquisition costs were assumed by the Railroad in the form of intercompany borrowings from UPC. The intercompany borrowings accrue interest at an annual rate of 7.5%, which may be adjusted from time to time, and are payable on demand. There are no restrictions on the amount the Railroad is able to borrow from UPC. Intercompany borrowings are unsecured and rank equally with all of the Railroad’s other unsecured indebtedness.

     UPC provides the Company with various services, including strategic planning, legal, treasury, accounting, auditing, insurance, human resources and corporate affairs. In 2003, pursuant to a services agreement, UPC will continue to provide services to the Company, and the Company will pay UPC its share of the costs as determined by an independent review. Billings for these services were $15 million for the period ended March 31, 2003.

3. Financial Instruments

Strategy and Risk - The Company and its subsidiaries use derivative financial instruments in limited instances for other than trading purposes to manage risk related to changes in fuel prices. The Company uses swaps, futures and/or forward contracts to mitigate the downside risk of adverse price movements and hedge the exposure to variable cash flows. The use of these instruments also limits future gains from favorable movements. The purpose of these programs is to protect the Company’s operating margins and overall profitability from adverse fuel price changes.

     The Company may also use swaptions to secure near-term swap prices. Swaptions are swaps that are extendable past their base period at the option of the counterparty. Swaptions do not qualify for hedge accounting treatment.

Market and Credit Risk - The Company addresses market risk related to derivative financial instruments by selecting instruments with value fluctuations that highly correlate with the underlying item being hedged. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring high credit standards for counterparties and periodic settlements. At March 31, 2003, the Company has not been required to provide collateral, nor has the Company received collateral relating to its hedging activity.

Determination of Fair Value - The fair values of the Company’s derivative financial instrument positions at March 31, 2003 and December 31, 2002, detailed below, were determined based upon current fair values as quoted by recognized dealers or developed based upon the present value of expected future cash flows discounted at the applicable swap spread.

Fuel Strategy - Fuel costs are a significant portion of the Company’s total operating expenses. As a result of the significance of fuel costs and the historical volatility of fuel prices, the Company uses swaps, futures and/or forward contracts to mitigate the impact of adverse fuel price changes. In addition, the Company, at times, may use costless collars to manage risk related to changes in fuel prices.

     The following is a summary of the Company’s derivative financial instruments at March 31, 2003 and December 31, 2002:

Millions,	Mar. 31,	Dec. 31,
Except Average Commodity Prices	2003	2002

Fuel hedging/swaptions:
Number of gallons hedged for 2002 [a]	—	552
Average price of 2002 hedges (per gallon) [b]	$—	$0.56
Number of gallons hedged for the remainder of 2003 [c]	66	88
Average price of 2003 hedges outstanding (per gallon) [b]	$0.58	$0.58
Rail fuel costless collars:
Number of gallons hedged for 2003 [d]	57
Average cap price [b]	$0.89	—
Average floor price [b]	$0.60	—

[a]	Fuel hedges expired December 31, 2002. Fuel hedges included the swap portion of a swaption with a base term expiring December 31, 2002.

[b]	Excluding taxes, transportation costs and regional pricing spreads.

[c]	Fuel hedges which are in effect during 2003. These hedges expire December 31, 2003.

[d]	Costless collars expire June 30, 2003.

     The fair value asset positions of the Company’s outstanding derivative financial instruments at March 31, 2003 and December 31, 2002 were as follows:

	Mar. 31,	Dec. 31,
Millions of Dollars	2003	2002

Fuel hedging:
Gross fair value asset position	$10	$12
Gross fair value (liability) position	—	—

Total fair value asset position	$10	$12

     Fuel hedging positions will be reclassified from accumulated other comprehensive income to fuel expense over the life of the hedge as fuel is consumed.

     The Company’s use of derivative financial instruments had the following impact on pre-tax income for the three months ended March 31, 2003 and 2002:

	Three Months
	Ended March 31,
Millions of Dollars	2003	2002

Decrease (increase) in fuel expense from fuel hedging	$8	$(6)
Decrease in fuel expense from fuel swaptions	—	10

Decrease in operating expenses	8	4
Increase in other income, net from fuel swaptions	—	3

Increase in pre-tax income	$8	$7

     Through March 31, 2003, the Company had recorded less than $1 million for fuel hedging ineffectiveness.

Sale of Receivables - The Railroad has sold, on a 364-day revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to third parties through a bankruptcy-remote subsidiary. Receivables are sold at carrying value, which approximates fair value. The third parties have designated the Railroad to service the sold receivables. The amount of receivables sold fluctuates based upon the availability of the designated pool of receivables and is directly affected by changing business volumes and credit risks. Payments collected from sold receivables can be reinvested in new receivables on behalf of the buyers. Should the Corporation’s credit rating fall below investment grade, the amount of receivables sold would be reduced, and in certain cases, the buyers have the right to discontinue this reinvestment, thus requiring the Railroad to fund the receivables. At March 31, 2003 and December 31, 2002, accounts receivable are presented net of $590 million and $600 million of receivables sold, respectively. In May 2003, the sale of receivables program was extended for 90 days without any significant term changes with the intent to renew the program for one year.

4. Capital Stock – The number of shares shown in the Common Stock section of the Consolidated Statement of Changes in Common Shareholders’ Equity excludes 2,665 shares of Common Stock and 232 shares of Class A Stock owned by Southern Pacific, an affiliate of the Registrant, whose results are included in the Company’s Consolidated Financial Statements.

5. Other Income - Other income included the following for the three months ended March 31, 2003 and 2002:

	Three Months
	Ended March 31,
Millions of Dollars	2003	2002

Net gain on non-operating asset dispositions	$10	$8
Rental income	12	11
Interest income	1	1
Other, net	(9)	(1)

Total	$14	$19

6. Commitments and Contingencies

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

Personal Injury and Occupational Illness - The cost of injuries to employees and others related to Railroad activities is charged to expense based on actuarial estimates of the ultimate cost and number of incidents each year. The three month expenses for the Company’s personal injury-related events were $58 million and $56 million in 2003 and 2002, respectively. As of March 31, 2003, the Company had a liability of $634 million accrued for personal injury costs, of which $272 million was recorded as a current liability. The Railroad has additional amounts accrued for claims related to certain occupational illnesses. Compensation for Railroad work-related accidents is governed by the Federal Employers’ Liability Act (FELA). Under FELA, damages are assessed based on a finding of fault through litigation or out-of-court settlements. The Railroad offers a comprehensive variety of services and rehabilitation programs for employees who are injured at work.

Environmental - The Company generates and transports hazardous and nonhazardous waste in its current operations and has done so in its former operations, and it is subject to federal, state and local environmental laws and regulations. The Company has identified approximately 415 active sites at which it is or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 52 sites that are the subject of actions taken by the U.S. government, 27 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, the Company’s ultimate environmental liability may include costs relating to other parties, in addition to costs relating to its own activities at each site.

     When an environmental issue has been identified with respect to the property owned, leased or otherwise used in the conduct of the Company’s business, the Company and its external consultants perform environmental assessments on such property. The Company expenses the cost of the assessments as incurred. The Company accrues the cost of remediation where its obligation is probable and such costs can be reasonably estimated.

     As of March 31, 2003, the Company had a liability of $192 million accrued for future environmental costs, of which $71 million was recorded in current liabilities as accrued casualty costs. The liability includes future costs for remediation and restoration of sites, as well as for ongoing monitoring costs, but excludes any anticipated recoveries from third parties. Cost estimates are based on information available for each site, financial viability of other potentially responsible parties, and existing technology, laws and regulations. The Company believes that it has adequately accrued for its ultimate share of costs at sites subject to joint and several liability. However, the ultimate liability for remediation is difficult to determine because of the number of potentially responsible parties involved, site-specific cost sharing arrangements with other potentially responsible parties, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites and/or the speculative nature of remediation costs. The Company expects to pay out the majority of the March 31, 2003 environmental liability over the next five years, funded by cash generated from operations. The impact of current obligations is not expected to have a material adverse effect on the results of operations, financial condition or liquidity of the Company.

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

     At March 31, 2003, the Company had unconditional purchase obligations of $236 million for the acquisition of locomotives as part of the Company’s multi-year capital asset acquisition plan. In addition, the Company was contingently liable for $318 million in guarantees and $28 million in letters of credit at March 31, 2003. These contingent guarantees were entered into in the normal course of business and include guaranteed obligations of affiliated operations. The Company is not aware of any existing event of default, which would require it to satisfy these guarantees.

7.     Accounting Pronouncements - In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. As described in note 10 to the Consolidated Financial Statements, Item 8, in the Annual Report on Form 10-K, the Railroad has a synthetic operating lease arrangement to finance a new headquarters building, which falls within the guidance of FIN 46. In accordance with FIN 46, the Railroad will either consolidate, restructure or refinance the synthetic lease prior to July 1, 2003. The Company does not expect FIN 46 to have any impact on the treatment of the Sale of Receivables program.

     On April 30, 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (FAS 149). FAS 149 amends FAS 133 for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. FAS 149 also amends certain other existing pronouncements. It will require contracts with comparable characteristics to be accounted for similarly. In particular, FAS 149 clarifies when a contract with an initial net investment meets the characteristic of a derivative and clarifies when a derivative that contains a financing component will require special reporting in the statement of cash flows. FAS 149 is effective for the Company for contracts entered into or modified after June 30, 2003. The Company is evaluating the impact of adopting the requirements of FAS 149.

8.     Cumulative Effect of Accounting Change - Surface Transportation Board (STB) accounting rules require that railroads accrue the cost of removing track structure over the expected useful life of these assets. Railroads historically used this prescribed accounting for reports filed with both the STB and SEC. In August 2001, the FASB issued Statement No. 143, “Accounting for Asset Retirement Obligations” (FAS 143). This statement was effective for the Company beginning January 1, 2003, and prohibits the accrual of removal costs unless there is a legal obligation to remove the track structure at the end of its life. The Company concluded that it did not have a legal obligation to remove the track structure, and therefore, under generally accepted accounting principles, the Company could not accrue the cost of removal in advance. Reports filed with the SEC will reflect the cost of removing these assets in the period in which they are removed. For STB reporting requirements only, the Company will continue to follow the historical method of accruing in advance, as prescribed by the STB. FAS 143 also requires the Company to record a liability for legally obligated asset retirement costs associated with tangible long-lived assets. At March 31, 2003, the Company’s liability for legally obligated asset retirement costs was $17 million. In the first quarter of 2003, the Company recorded income from a cumulative effect of accounting change, related to the adoption of FAS 143, of $274 million, net of tax of $167 million. The accounting change has no effect on the Company’s liquidity. Had the change been retroactively applied, the change would have had an immaterial impact on net income and the following effect on operating expenses within the Company’s Consolidated Statements of Income for the three months ended March 31, 2003 and 2002:

Operating Expenses			SFAS 143	2002
(In millions)	2003	2002 Actual	Adjustments	Pro Forma

Salaries, wages and employee benefits	$940	$891	$28	$919
Equipment and other rents	309	313	—	313
Depreciation	274	282	(23)	259
Fuel and utilities	352	224	—	224
Materials and supplies	102	118	(5)	113
Casualty costs	100	85	—	85
Purchased services and other costs	277	228	3	231

Total	$2,354	$2,141	$3	$2,144

Item 2. Management’s Narrative Analysis of the Results of Operations

UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY
AND AFFILIATE COMPANIES
RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 Compared to
Three Months Ended March 31, 2002

Union Pacific Railroad Company (the Registrant), a Class I railroad incorporated in Delaware and an indirect wholly owned subsidiary of Union Pacific Corporation (the Corporation or UPC), together with a number of wholly owned and majority owned subsidiaries, certain affiliates and various minority-owned companies (collectively, UPRR, the Company or Railroad), operates various railroad and railroad-related businesses.

     A copy of this Quarterly Report on Form 10-Q, as well as the Company’s 2002 Annual Report on Form 10-K, current reports on Form 8-K and any amendments to those reports are available free of charge on the Internet at Union Pacific Corporation’s website at www.up.com/investorshttp://www.up.com/investors. Additionally, the Corporation’s corporate governance materials, including Board Committee charters, governance guidelines and policies and codes of conduct and ethics for directors, officers and employees may also be found on the Internet at the Corporation’s website at www.up.com/investors.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon its Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Consolidated Financial Statements may be material. The Company’s critical accounting policies are available in the Company’s Annual Report on Form 10-K, Item 7.

Net Income – Rail operations reported net income in the first quarter of 2003 of $441 million. Income before the cumulative effect of accounting change for rail operations in the first quarter of 2003 was $167 million, compared to net income of $243 million in 2002, a decrease of $76 million (31%). The decrease in earnings in the period resulted primarily from higher fuel prices, wage and benefit inflation and volume-related costs.

Operating Revenues – Operating revenue is comprised of commodity revenue and other revenues. Other revenues primarily include subsidiary revenue from various companies that are wholly owned or majority owned by the Railroad, revenue from the Chicago commuter rail operations and accessorial revenue earned due to customer detainment of Railroad owned or controlled equipment. First quarter rail commodity revenues increased $59 million (2%) to $2.6 billion compared to 2002. First quarter revenue carloads increased 1% compared to a year ago, with the highest growth in the automotive and industrial products commodity groups. Average revenue per car increased 2% to $1,188. Other revenues increased 17% to $118 million in the first quarter compared to a year ago.

     The following tables summarize the year-over-year changes in rail commodity revenue, revenue carloads and average revenue per car by commodity type:

	Three Months Ended
Commodity Revenue	Mar. 31,		%
Millions of Dollars	2003	2002	Change

Agricultural	$373	$369	1
Automotive	302	283	7
Chemicals	394	385	2
Energy	561	582	(4)
Industrial Products	510	474	8
Intermodal	467	455	2

Total	$2,607	$2,548	2

	Three Months Ended
Revenue Carloads	Mar. 31,		%
Thousands	2003	2002	Change

Agricultural	214	217	(1)
Automotive	207	193	7
Chemicals	219	218	1
Energy	521	545	(4)
Industrial Products	340	324	5
Intermodal	693	681	2

Total	2,194	2,178	1

	Three Months Ended
Average Revenue	Mar. 31,		%
Per Car	2003	2002	Change

Agricultural	$1,741	$1,701	2
Automotive	1,462	1,462	—
Chemicals	1,796	1,771	1
Energy	1,077	1,068	1
Industrial Products	1,498	1,461	3
Intermodal	674	668	1

Total	$1,188	$1,170	2

Agricultural - Revenue increased 1% in the first quarter of 2003. Sugar beet volume increased as unfavorable weather conditions in the fourth quarter 2002 caused shipments to be delayed until January. Ethanol shipments increased due to heightened demand for the fuel additive. Weak domestic and export demand for wheat, in addition to reduced corn exports to Mexico, offset these increases. Average revenue per car increased due to the positive mix impact of longer average length of haul shipments, as well as price increases that were partially related to fuel surcharges.

Automotive - Revenue increased 7% for the first quarter of 2003 driven by an increase in carloads. The volume growth was due to market share gains for materials shipments, in addition to higher production levels for domestic manufacturers. Average revenue per car was flat as price increases were offset by the mix impact of disproportionate growth in materials shipments, which move at a lower average revenue per car than finished vehicles.

Chemicals - Revenue increased 2% for the first quarter of 2003. Volume growth of 1% was driven by higher general demand for domestic fertilizer, soda ash and liquid and dry chemical shipments. A decline in plastics shipments, due to market uncertainty caused by the war and higher input costs which caused producers to lower inventories, partially offset the increases. Average revenue per car increased 1% due to a mix shift towards longer average length of haul business, in addition to price increases that were partially related to fuel surcharges.

Energy - Revenue decreased 4% for the first quarter of 2003 due to a 4% decline in carloads. The volume decline was led by the absence of export traffic from the Colorado and Utah mining regions, which Japan is now sourcing from other Far Eastern producers. In addition, a severe snowstorm in March caused an estimated loss of 71 trains out of the Southern Powder River Basin and Colorado and Utah mining regions. Average revenue per car increased 1%, primarily due to price increases that were partially related to fuel surcharges.

Industrial Products - Revenue increased 8% for the first quarter of 2003 driven by a 5% increase in carloads combined with a 3% increase in average revenue per carload. The volume increase was led by shipments of military equipment and ammunition in support of the war effort. Steel and scrap shipments increased as the weakening dollar created higher domestic and export demand for U.S. produced steel, augmented by market share gains. Demand for paperboard, partially due to lower inventories, also contributed to volume gains. Average revenue per car increased as a result of price increases and a greater mix of longer average length of haul business, notably government shipments.

Intermodal - Revenue increased 2% for the first quarter of 2003 as a result of a 2% increase in carloads. The additional volume was due to domestic market penetration gained through the Railroad’s domestic strategy to penetrate the over-the-road markets. Strong market growth for international business was offset by penetration losses. Average revenue per car increased 1% due to price increases, primarily relating to fuel surcharges and contract index-based escalators.

Mexico Business - Included in the rail commodity revenue reported above, Mexican related revenue decreased 2% to $206 million for the first quarter of 2003 over the comparable period in 2002. Reduced corn exports were the primary reason for the decline. The Mexican government delayed the issue of corn export permits for 2003 until late in the quarter. Partially offsetting the decline was increased steel business to and from Mexico.

Operating Expenses - First quarter operating expenses increased $213 million (10%) to $2.4 billion compared to 2002. In the first quarter, higher fuel prices, inflation and volume-related costs were partially offset by savings from lower employee force levels, productivity improvements and cost control.

Salaries, Wages and Employee Benefits - Salaries, wages and employee benefits increased $49 million (5%) in the first quarter of 2003 compared to 2002. Increases were driven by inflation, the impact of FAS 143, protection costs and severance costs. Salaries, wages and benefits increased $28 million due to the adoption of FAS 143 and were up $21 million (2%) as inflation, higher protection cost expense and the 2003 severance program offset a 2% reduction in employee force levels. Protection cost represents the differential payment when the wage earned for active employment is lower than an employee’s “protected” rate of pay (an historic average). An individual’s protected rate is imposed by the STB for employees adversely affected by a merger and is established by collective bargaining agreement in other cases.

Equipment and Other Rents - Equipment and other rents primarily includes rental expense UPRR pays for freight cars owned by other railroads or private companies; freight car, intermodal and locomotive leases; other specialty equipped vehicle leases; and office and other rentals. Expenses decreased $4 million (1%) in the first quarter compared to 2002. The decrease was due primarily to lower car cycle times (the average number of accumulated days that loaded and empty cars from other railroads spend on UPRR’s system) coupled with lower expenses for car and other costs in the period. The decrease in car cycle times is partially attributable to increased volume demand and better car utilization. Partially offsetting the decrease was an increase in locomotive leases. The increase in volume costs is related to an increase in carloads in certain commodity types such as automotive, industrial products, intermodal and chemicals that utilize a high percentage of rented freight cars. The higher locomotive lease expense is due to UPRR’s increased leasing of new, more reliable and fuel efficient locomotives. These new locomotives replaced older, non-leased models in the fleet, which helped reduce expenses for depreciation, labor, materials and fuel during the period.

Depreciation - The majority of depreciation relates to track structure, including rail, ties and other track material. Depreciation expense decreased $8 million (3%) in the first quarter of 2003 compared to 2002. The adoption of FAS 143 decreased depreciation by $24 million, while capital spending in recent years increased depreciation by $16 million. Full year capital spending totaled $1.8 billion in 2002 and $1.7 billion in 2001.

Fuel and Utilities - Fuel and utilities is comprised of locomotive fuel, utilities other than telephone, gasoline and other fuels. Expenses increased $128 million (57%) in the first quarter of 2003 compared to a year ago. The increase was driven by higher fuel prices minimally offset by a lower fuel consumption rate, as measured by gallons consumed per thousand gross ton miles. Fuel prices averaged $1.00 per gallon in the first quarter of 2003 compared to 61 cents per gallon in the first quarter of 2002 (price includes taxes and transportation costs). Higher fuel prices in 2003 resulted in a $125 million increase in fuel expense in the first quarter compared to 2002. The lower consumption rate decreased fuel expense by $3 million in the first quarter. A 1% increase in gross ton miles increased fuel expense by $1 million in the first quarter. The Railroad hedged approximately 7% of its fuel consumption for the first quarter, which decreased fuel costs by $8 million. As of March 31, 2003, expected fuel consumption for the remainder of 2003 is 7% hedged at 58 cents per gallon (excluding estimated taxes, transportation costs and regional pricing spreads). For the second quarter of 2003, UPRR has also entered into costless collar transactions with average floors and ceilings of 60 cents and 89 cents per gallon, respectively, excluding taxes, transportation costs and regional pricing spreads, for approximately 17% of expected second quarter volumes. Gasoline, utilities and propane expenses increased $4 million in the first quarter primarily due to higher fuel prices.

Materials and Supplies - Material used for the maintenance of the Railroad’s lines, structures and equipment is the principal component of materials and supplies expense. Office, small tools and other supplies and the costs of freight services purchased to ship company materials are also included. Expenses decreased $16 million (14%) in the first quarter, primarily reflecting the impact of FAS 143 as well as lower engineering and freight car repairs and lower other costs.

Casualty Costs - The largest component of casualty costs is personal injury expense. Freight and property damage, insurance, environmental matters and occupational illness expense are also included in casualty costs. Costs increased $15 million (18%) in the first quarter compared to 2002 due to higher insurance, freight damage and personal injury expenses.

Purchased Services and Other Costs - Purchased services and other costs include the costs of services purchased from outside contractors, state and local taxes, net costs of operating facilities jointly used by UPRR and other railroads, transportation and lodging for train crew employees, trucking and contracting costs for intermodal containers, leased automobile maintenance expenses, telephone and cellular expense, employee travel expense and computer and other general expenses. Expenses increased $49 million (21%) in the first quarter compared to last year primarily due to increased purchases for locomotive, engineering and other contracts, coupled with higher state and local taxes and intermodal volume costs.

Operating Income - Operating income decreased $137 million (27%) in the first quarter to $371 million. The operating margin (operating income as a percentage of operating revenues) for the first quarter was 13.6%, compared to 19.2% in 2002. The decrease was driven primarily by higher fuel prices in 2003.

Non-Operating Items - Interest expense decreased $13 million (9%) in the first quarter primarily as a result of lower average debt levels and lower weighted-average interest rates in 2003. First quarter other income decreased $5 million (26%) in 2003 compared to 2002 due to losses from foreign currency transactions related to the dividend received from Grupo Ferroviario Mexicano, S.A. de C.V. and the absence of favorable fuel swaptions in 2003. Income taxes decreased $53 million (37%) in the first quarter compared to 2002, due to lower pre-tax income in 2003 and foreign tax credits recorded on the Railroad’s investment in Grupo Ferroviario Mexicano, S.A. de C.V.

OTHER MATTERS

Intercompany Relationship with UPC - At March 31, 2003 and December 31, 2002, the Railroad had $855 million and $904 million working capital deficit balances, respectively, relating to UPC’s management of its cash position. As part of UPC’s cash management activities, the Railroad advances excess cash (cash available after satisfying all of the Railroad’s obligations and paying dividends to UPC) to UPC. Dividends declared and paid to UPC by the Railroad typically approximate the dividends that UPC declares to its shareholders; however, there is no formal requirement to do so. The dividend declaration between the Railroad and UPC is determined solely by the Railroad’s Board of Directors. To the extent the Railroad requires additional cash for use in its operations, UPC makes such funds available for borrowing by the Railroad. Transactions between UPC and UPRR are treated as net intercompany borrowings in the Consolidated Statements of Financial Position.

     The majority of the Railroad’s intercompany borrowings from UPC relate to the acquisitions of the Chicago and North Western Transportation Company and Southern Pacific Rail Corporation which were funded by UPC on behalf of the Railroad. These acquisition costs were assumed by the Railroad in the form of intercompany borrowings from UPC. The intercompany borrowings accrue interest at a rate of 7.5%, which may be adjusted from time to time, and are payable on demand. There are no restrictions on the amount the Railroad is able to borrow from UPC. Intercompany borrowings are unsecured and rank equally with all of the Railroad’s other unsecured indebtedness.

     UPC provides the Company with various services, including strategic planning, legal, treasury, accounting, auditing, insurance, human resources and corporate affairs. In 2003, pursuant to a services agreement, UPC will continue to provide services to the Company, and the Company will pay UPC its share of the costs as determined by an independent review. Billings for these services were $15 million for the period ended March 31, 2003.

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

Ratio of Earnings to Fixed Charges - For the three months ended March 31, 2003 and 2002, the Company’s ratio of earnings to fixed charges was 3.3 and 3.5, respectively. The ratio of earnings to fixed charges has been computed on a consolidated basis. Earnings represent net income less equity in undistributed earnings of unconsolidated affiliates, plus fixed charges and income taxes. Fixed charges represent interest charges, amortization of debt discount and the estimated amount representing the interest portion of rental charges.

Pensions - During the first quarter of 2003, the Company decreased its assumed rate of return on pension plan assets from 9% to 8%. This assumption change will result in an increase to 2003 pension expense of $14 million. During the first quarter of 2003, the Railroad voluntarily contributed $50 million to its pension plan.

Dividend Receivable - The Company owns a 26% interest in Grupo Ferroviario Mexicano, S.A. de C.V. (GFM). GFM operates a major railway system in Mexico. During 2002, the Company recorded a dividend receivable from GFM of approximately $118 million. As of December 31, 2002, the Company had received approximately $20 million of the dividend. During the first quarter of 2003, the Company received the remaining dividend.

Work Force Reduction - During the first quarter of 2003, the Company incurred $14 million, pre-tax, related to the reduction of approximately 295 administrative positions through involuntary severance.

Accounting Pronouncements - In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. As described in note 10 to the Consolidated Financial Statements, Item 8, in the Annual Report on Form 10-K, the Railroad has a synthetic operating lease arrangement to finance a new headquarters building, which falls within the guidance of FIN 46. In accordance with FIN 46, the Railroad will either consolidate, restructure or refinance the synthetic lease prior to July 1, 2003. The Company does not expect FIN 46 to have any impact on the treatment of the Sale of Receivables.

     On April 30, 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (FAS 149). FAS 149 amends FAS 133 for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. FAS 149 also amends certain other existing pronouncements. It will require contracts with comparable characteristics to be accounted for similarly. In particular, FAS 149 clarifies when a contract with an initial net investment meets the characteristic of a derivative and clarifies when a derivative that contains a financing component will require special reporting in the statement of cash flows. FAS 149 is effective for the Company for contracts entered into or modified after June 30, 2003. The Company is evaluating the impact of adopting the requirements of FAS 149.

CAUTIONARY INFORMATION

     Certain statements in this report are, and statements in other material filed or to be filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) are, or will be, forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements include, without limitation, statements regarding: expectations as to operational improvements; expectations as to cost savings, revenue growth and earnings; the time by which certain objectives will be achieved; estimates of costs relating to environmental remediation and restoration; proposed new products and services; expectations that claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity; and statements concerning projections, predictions, expectations, estimates or forecasts as to the Company’s business, financial and operational results, and future economic performance, statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts.

     Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times that, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements.

     Important factors that could affect the Company’s future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements include, but are not limited to:

•	whether the Company is fully successful in implementing their financial and operational initiatives;

•	industry competition, conditions, performance and consolidation;

•	legislative and regulatory developments, including possible enactment of new tax rates and possible enactment of initiatives to re-regulate the rail industry;

•	natural events such as severe weather, fire, floods and earthquakes;

•	the effects of adverse general economic conditions, both within the United States and globally;

•	any adverse economic or operational repercussions from terrorist activities and any governmental response thereto;

•	war or risk of war;

•	changes in fuel prices;

•	changes in labor costs;

•	labor stoppages; and

•	the outcome of claims and litigation, including those related to environmental contamination, personal injuries, and occupational illnesses arising from hearing loss, repetitive motion and exposure to asbestos and diesel fumes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures are effective in alerting them, in a timely manner, to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

     Additionally, the CEO and CFO determined that there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their most recent evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Environmental Matters

As previously reported in the Company’s Annual Report on Form 10-K for 2002, the United States Environmental Protection Agency, Region 9, filed two administrative complaints against UPRR, the first of which alleged that the Railroad violated the Clean Water Act in 1997 by discharging dredged or fill materials into the Carpenteria Salt Marsh in Santa Barbara County, California, and sought civil penalties from the Railroad in an amount up to $137,500. The second complaint alleged that the Railroad violated the Clean Water Act in 1999 by discharging dredged or fill materials into Laguna Creek, in Santa Barbara County, California, without a Section 404 permit and likewise sought civil penalties up to $137,500. These claims have been settled for a total payment of $125,000.

     As previously reported in the Company’s Annual Report on Form 10-K for 2002, the San Joaquin County District Attorney filed an action against Union Pacific on February 3, 2003, alleging claims under the California Business and Professions Code section 17200 (unfair business practices), Fish and Game Code section 5650 and 5650.1, California Health and Safety Code section 25189(d) and Public Nuisance, California Civil Code section 3480. The claims arise from a February 16, 2000 derailment in Stockton, California in which a locomotive struck an object on the tracks, resulting in the puncture of a fuel tank. The District Attorney alleged that diesel fuel from this spill entered waters of the State of California. The complaint also asserted claims under the above referenced statutes for any other diesel spill which may have occurred in the State of California between 2000 and 2003, in which diesel may have passed into waters of the State of California and seeks injunctive relief, as well as civil penalties of $25,000 for the alleged February 16, 2000, diesel spill and total penalties of not less than $250,000 for all diesel spills which may have occurred since 2000. The District Attorney filed an amended complaint on April 10, 2003, which narrowed the claims to the incident of February 16, 2000. The amended complaint seeks both injunctive relief and daily penalties for each day that fuel was in the affected waterway, which could exceed $100,000.

     The Company and its affiliates have received notices from the EPA and state environmental agencies alleging that they are or may be liable under certain federal or state environmental laws for remediation costs at various sites throughout the United States, including sites which are on the Superfund National Priorities List or state superfund lists. Although specific claims have been made by the EPA and state regulators with respect to some of these sites, the ultimate impact of these proceedings and suits by third parties cannot be predicted at this time because of the number of potentially responsible parties involved, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites and/or the speculative nature of remediation costs. Nevertheless, at many of the superfund sites, the Company believes it will have little or no exposure because no liability should be imposed under applicable law, one or more other financially able parties generated all or most of the contamination, or a settlement of the Company’s exposure has been reached although regulatory proceedings at the sites involved have not been formally terminated.

     Information concerning environmental claims and contingencies and estimated remediation costs is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations - Other Matters - Environmental Costs, Item 2, and in note 6 to the Consolidated Financial Statements, Item 1.

OTHER MATTERS

As previously reported, Western Resources, Inc. (Western) filed a complaint on January 24, 2000, in the U.S. District Court for the District of Kansas alleging that UPRR and The Burlington Northern and Santa Fe Railway Company (BNSF) materially breached their service obligations under the transportation contract to deliver coal in a timely manner to Western’s Jeffrey Energy Center. The original complaint sought recovery of consequential damages and termination of the contract, excusing Western from further performance. In an amended complaint filed September 1, 2000, Western claimed the right to retroactive termination and added a claim for restitution. The matter went to trial before a jury on August 20, 2002. On September 12, 2002, the jury returned a verdict finding that the contract had not been breached by the railroads, and the judgment dismissing the case was entered by the court on September

16, 2002. Western filed a motion for new trial on September 30, 2002, which was denied by the court on March 6, 2003. Western has filed notice of its intent to appeal the verdict to the 8th Circuit Court of Appeals on April 4, 2003. UPRR and BNSF will vigorously defend this and all other post-trial efforts by Western to overturn the jury verdict.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibits are listed in the exhibit index on page 23.

(b)	Reports on Form 8-K

On January 22, 2003, the Registrant filed a Current Report on Form 8-K announcing UPC’s financial results for the fourth quarter of 2002.

On April 24, 2003, the Registrant furnished a Current Report on Form 8-K announcing UPC’s financial results for the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2003

UNION PACIFIC RAILROAD COMPANY (Registrant)

By	/s/ James R. Young

James R. Young,
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Richard J. Putz

Richard J. Putz,
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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: May 15, 2003

/s/ Richard K. Davidson

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: May 15, 2003

/s/ James R. Young

James R. Young
Chief Financial Officer
Union Pacific Railroad Company

UNION PACIFIC RAILROAD COMPANY
EXHIBIT INDEX

Exhibit No.	Description

Exhibits Filed with this Statement

12	Ratio of Earnings to Fixed Charges for the Three Months Ended March 31, 2003 and 2002.

99	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Richard K. Davidson and James R. Young.

Exhibits Incorporated by Reference

3(a)	Amended Certificate of Incorporation of the Registrant, effective as of February 1, 1998, is incorporated herein by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

3(b)	By-laws of the Registrant, as amended effective as of November 19, 1998, are incorporated herein by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.