Form 10-Q
period 2003-06-30
UNION PACIFIC RAILROAD CO/DE
filed 2003-08-14
CIK 92259

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

- OR -

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-6146

UNION PACIFIC RAILROAD COMPANY

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-6001323 (I.R.S. Employer Identification No.)

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

YES ☒ NO ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

     As of July 31, 2003, the Registrant had outstanding 7,130 shares of Common Stock, $10 par value, and 620 shares of Class A Stock, $10 par value.

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

UNION PACIFIC RAILROAD COMPANY

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Statements of Income (Unaudited)
Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate Companies

Millions of Dollars,
For the Three Months Ended June 30,	2003	2002

Revenues	$2,881	$2,808
Operating expenses:
Salaries, wages and employee benefits	933	893
Equipment and other rents	297	308
Depreciation	251	283
Fuel and utilities	323	269
Materials and supplies	99	123
Casualty costs	104	96
Purchased services and other costs	292	238

Total operating expenses	2,299	2,210

Operating income	582	598
Other income	18	37
Interest expense	(124)	(137)

Income before income taxes	476	498
Income taxes	(181)	(182)

Net income	$295	$316

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Income (Unaudited)
Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate Companies

Millions of Dollars,
For the Six Months Ended June 30,	2003	2002

Revenues	$5,606	$5,457
Operating expenses:
Salaries, wages and employee benefits	1,873	1,784
Equipment and other rents	606	621
Depreciation	525	565
Fuel and utilities	675	493
Materials and supplies	201	241
Casualty costs	204	181
Purchased services and other costs	569	466

Total operating expenses	4,653	4,351

Operating income	953	1,106
Other income	32	56
Interest expense	(250)	(276)

Income before income taxes	735	886
Income taxes	(273)	(327)

Income before cumulative effect of accounting change	462	559
Cumulative effect of accounting change, net of tax	274	—

Net income	$736	$559

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Financial Position
Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate Companies

	(Unaudited)
	Jun. 30,	Dec. 31,
Millions of Dollars	2003	2002

Assets
Current Assets
Cash and temporary investments	$106	$110
Accounts receivable, net	493	529
Inventories	279	277
Current deferred income taxes	281	281
Other current assets	215	189

Total current assets	1,374	1,386

Investments:
Investments in and advances to affiliated companies	674	649
Other investments	43	49

Total investments	717	698

Properties:
Cost	37,681	36,821
Accumulated depreciation	(7,726)	(7,841)

Net properties	29,955	28,980

Other assets	296	250

Total assets	$32,342	$31,314

Liabilities and Common Shareholders’ Equity
Current Liabilities:
Accounts payable	$512	$416
Accrued wages and vacation	382	362
Accrued casualty costs	394	403
Income and other taxes	358	226
Debt due within one year	170	275
Interest	65	71
Other current liabilities	469	537

Total current liabilities	2,350	2,290
Intercompany borrowing from UPC	4,420	4,464
Third-party debt due after one year	2,076	1,984
Deferred income taxes	9,114	8,823
Accrued casualty costs	609	658
Retiree benefits obligation	821	888
Other long-term liabilities	465	333
Redeemable Preference Shares	17	18
Commitments and contingencies
Common shareholders’ equity	12,470	11,856

Total liabilities and common shareholders’ equity	$32,342	$31,314

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Cash Flows (Unaudited)
Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate Companies

Millions of Dollars,
For the Six Months Ended June 30,	2003	2002

Operating Activities
Net income	$736	$559
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	(274)	—
Depreciation	525	565
Deferred income taxes	127	155
Cash paid to fund pension plan	(50)	—
Other, net	(158)	(163)
Changes in current assets and liabilities, net	173	(43)

Cash provided by operating activities	1,079	1,073

Investing Activities
Capital investments	(863)	(819)
Proceeds from asset sales	42	74
Other investing activities, net	97	(26)

Cash used in investing activities	(724)	(771)

Financing Activities
Dividends paid to parent	(116)	(100)
Debt repaid	(199)	(125)
Advances from affiliated companies	(44)	(80)

Cash used in financing activities	(359)	(305)

Net change in cash and temporary investments	(4)	(3)
Cash and temporary investments at beginning of period	110	87

Cash and temporary investments at end of period	$106	$84

Changes in Current Assets and Liabilities, Net
Accounts receivable, net	$36	$(65)
Inventories	(2)	14
Other current assets	(26)	(22)
Accounts, wages and vacation payable	116	65
Other current liabilities	49	(35)

Total	$173	$(43)

Supplemental cash flow information:
Non-cash locomotive lease financings	$188	$126
Cash (paid) received during the period for:
Interest	(258)	(293)
Income taxes, net	5	(123)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statement of Changes in Common Shareholders’ Equity (Unaudited)
Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate Companies

						Accumulated Other
					Comprehensive Income (Loss)

					Minimum	Foreign
Millions of Dollars,	[a]	[b]	Paid-		Pension	Currency
For the Six Months Ended	Common	Class A	in-	Retained	Liability	Translation	Derivative
June 30, 2003	Shares	Shares	Surplus	Earnings	Adjustments	Adjustments	Adjustments	Total	Total

Balance at December 31, 2002	$—	$—	$4,782	$7,224	$(148)	$(9)	$7	$(150)	$11,856

Net income	—	—	—	736	—	—	—	—	736
Other comprehensive loss, net of tax[c]	—	—	—	—	—	(3)	(3)	(6)	(6)

Comprehensive income									730
Dividends declared	—	—	—	(116)	—	—	—	—	(116)

Balance at June 30, 2003	$—	$—	$4,782	$7,844	$(148)	$(12)	$4	$(156)	$12,470

[a] Common Stock, $10.00 par value; 9,200 shares authorized; 4,465 outstanding.

[b] Class A Stock, $10.00 par value; 800 shares authorized; 388 outstanding.

[c] Other comprehensive loss, net of tax of $3 million.

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY AND AFFILIATE
COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Responsibilities for Financial Statements – Union Pacific Railroad Company (the Registrant), a Class I railroad incorporated in Delaware and an indirect wholly owned subsidiary of Union Pacific Corporation (the Corporation or UPC), together with a number of wholly owned and majority owned subsidiaries, certain affiliates and various minority-owned companies (collectively, UPRR, the Company or the Railroad), operates various railroad and railroad-related businesses. The Consolidated Financial Statements of the Company are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented. The Consolidated Statement of Financial Position at December 31, 2002 is derived from audited financial statements. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the three months and six months ended June 30, 2003 are not necessarily indicative of the results for the entire year ending December 31, 2003. Certain prior year amounts have been reclassified to conform to the 2003 financial statement presentation.

2.     Stock-Based Compensation – The Company participates in the Corporation’s stock incentive plans. At June 30, 2003, the Corporation had several stock-based employee compensation plans. The Corporation accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock option expense is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the Union Pacific Corporation common stock on the date of grant. Stock-based employee compensation expense related to restricted stock and other incentive plans is reflected in net income. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

Millions of Dollars	2003	2002	2003	2002

Net income, as reported	$295	$316	$736	$559
Stock-based employee compensation expense included in reported net income, net of tax	2	2	7	4
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(5)	(6)	(14)	(11)

Pro forma net income	$292	$312	$729	$552

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The following were the weighted-average assumptions for options granted during both the three months and six months ended June 30, 2003: risk-free interest rates of 2.9%; dividend yield of 1.5%; expected lives of 5 years; and volatility of 28.4%. Assumptions for both the three months and six months ended June 30, 2002 were: risk-free interest rates of 4.4%; dividend yield of 1.3%; expected lives of 5 years; and volatility of 28.8%.

3.     Intercompany Relationship with UPC – At June 30, 2003 and December 31, 2002, the Railroad had $976 million and $904 million working capital deficit balances, respectively, relating to UPC’s management of its cash position. As part of UPC’s cash management activities, the Railroad advances excess cash (cash available after satisfying all of the Railroad’s obligations and paying dividends to UPC) to UPC. Dividends declared and paid to UPC by the Railroad typically approximate the dividends that UPC declares to its shareholders; however, there is no formal requirement to do so. The dividend declaration between the Railroad and UPC is determined solely by the Railroad’s Board of Directors. To the extent the Railroad requires additional cash for use in its operations, UPC makes such funds available for borrowing by the Railroad. Transactions between UPC and UPRR are treated as net intercompany borrowings in the Consolidated Statements of Financial Position.

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

     UPC provides the Company with various services, including strategic planning, legal, treasury, accounting, auditing, insurance, human resources and corporate affairs. In 2003, pursuant to a services agreement, UPC will continue to provide services to the Company, and the Company will pay UPC its share of the costs as determined by an independent review. Billings for these services were $12 million and $27 million for the three months and six months ended June 30, 2003.

4. Financial Instruments

Strategy and Risk – The Company and its subsidiaries use derivative financial instruments in limited instances for other than trading purposes to manage risk related to changes in fuel prices. The Company uses swaps, futures and/or forward contracts to mitigate the downside risk of adverse price movements and hedge the exposure to variable cash flows. The use of these instruments also limits future benefits from favorable movements. The purpose of these programs is to protect the Company’s operating margins and overall profitability from adverse fuel price changes.

     The Company may also use swaptions to secure near-term swap prices. Swaptions are swaps that are extendable past their base period at the option of the counterparty. Swaptions do not qualify for hedge accounting treatment.

Market and Credit Risk – The Company addresses market risk related to derivative financial instruments by selecting instruments with value fluctuations that highly correlate with the underlying item being hedged. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring high credit standards for counterparties and periodic settlements. At June 30, 2003, the Company has not been required to provide collateral, nor has the Company received collateral relating to its hedging activity.

Determination of Fair Value – The fair values of the Company’s derivative financial instrument positions at June 30, 2003 and December 31, 2002, detailed below, were determined based upon current fair values as quoted by recognized dealers or developed based upon the present value of expected future cash flows discounted at the applicable swap spread.

Fuel Strategy – Fuel costs are a significant portion of the Company’s total operating expenses. As a result of the significance of fuel costs and the historical volatility of fuel prices, the Company uses swaps, collars, futures and/or forward contracts to mitigate the impact of adverse fuel price changes.

     The following is a summary of the Company’s derivative financial instruments at June 30, 2003 and December 31, 2002:

Millions,	Jun. 30,	Dec. 31,
Except Average Commodity Prices	2003	2002

Fuel hedging/swaptions:
Number of gallons hedged for 2002 [a]	—	552
Average price of 2002 hedges (per gallon) [b]	$—	$0.56
Number of gallons hedged for the remainder of 2003 [c]	44	88
Average price of 2003 hedges outstanding (per gallon) [b]	$0.58	$0.58

[a] Fuel hedges expired December 31, 2002. Fuel hedges included the swap portion of a swaption with a base term expiring December 31, 2002.

[b] Excluding taxes, transportation costs and regional pricing spreads.

[c] Fuel hedges which are in effect during 2003. These hedges expire December 31, 2003.

     The fair value asset positions of the Company’s outstanding derivative financial instruments at June 30, 2003 and December 31, 2002 were as follows:

	Jun. 30,	Dec. 31,
Millions of Dollars	2003	2002

Fuel hedging:
Gross fair value asset position	$8	$12
Gross fair value (liability) position	—	—

Total fair value asset position	$8	$12

     Fuel hedging positions will be reclassified from accumulated other comprehensive income to fuel expense over the life of the hedge as fuel is consumed.

     The Company’s use of derivative financial instruments had the following impact on pre-tax income for the three months and six months ended June 30, 2003 and 2002:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

Millions of Dollars	2003	2002	2003	2002

Decrease (increase) in fuel expense from fuel hedging	$3	$6	$11	$—
Decrease in fuel expense from fuel swaptions	—	3	—	13

Decrease in operating expenses	3	9	11	13
Increase in other income, net from fuel swaptions	—	—	—	3

Increase in pre-tax income	$3	$9	$11	$16

     Through June 30, 2003, the Company had recorded less than $1 million for fuel hedging ineffectiveness.

Sale of Receivables – The Railroad has sold, on a 364-day revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to third parties through a bankruptcy-remote subsidiary. Receivables are sold at carrying value, which approximates fair value. The third parties have designated the Railroad to service the sold receivables. The amount of receivables sold fluctuates based upon the availability of the designated pool of receivables and is directly affected by changing business volumes and credit risks. Payments collected from sold receivables can be reinvested in new receivables on behalf of the buyers. Should the Corporation’s credit rating fall below investment grade, the amount of receivables sold would be reduced, and in certain cases, the buyers have the right to discontinue this reinvestment, thus requiring the Railroad to fund the receivables. At June 30, 2003 and December 31, 2002, accounts receivable are presented net of $590 million and $600 million of receivables sold, respectively. On August 7, 2003, the sale of receivables program was renewed for one year without any significant term changes.

5.     Capital Stock – The number of shares shown in the Common Stock section of the Consolidated Statement of Changes in Common Shareholders’ Equity excludes 2,665 shares of Common Stock and 232 shares of Class A Stock owned by Southern Pacific, an affiliate of the Registrant, whose results are included in the Company’s Consolidated Financial Statements.

6.     Other Income – Other income included the following for the three months and six months ended June 30, 2003 and 2002:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

Millions of Dollars	2003	2002	2003	2002

Net gain on non-operating asset dispositions	$14	$33	$24	$41
Rental income	13	15	25	26
Interest income	1	3	2	4
Other, net	(10)	(14)	(19)	(15)

Total	$18	$37	$32	$56

7. Commitments and Contingencies

Unasserted Claims – There are various claims and lawsuits pending against the Company and certain of its subsidiaries, in addition to unasserted claims. It is not possible at this time for the Company to determine fully the effect of all such claims on its consolidated financial condition, results of operations or liquidity; however, to the extent possible, where unasserted claims can be estimated and where such claims are considered probable, the Company has recorded a liability. The Company does not expect that any known lawsuits or claims, including unasserted claims, will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

Personal Injury and Occupational Illness – The cost of injuries to employees and others related to Railroad activities is charged to expense based on actuarial estimates of the ultimate cost and number of incidents each year. The three month and six month expenses for the Company’s personal injury-related events were $63 million and $121 million in 2003 and $60 million and $116 million in 2002, respectively. As of June 30, 2003, the Company had a liability of $618 million accrued for personal injury costs, of which $272 million was recorded as a current liability. The Railroad has additional amounts accrued for claims related to certain occupational illnesses. Compensation for Railroad work-related accidents is governed by the Federal Employers’ Liability Act (FELA). Under FELA, damages are assessed based on a finding of fault through litigation or out-of-court settlements. The Railroad offers a comprehensive variety of services and rehabilitation programs for employees who are injured at work.

Environmental – The Company generates and transports hazardous and nonhazardous waste in its current operations and has done so in its former operations, and it is subject to federal, state and local environmental laws and regulations. The Company has identified approximately 415 sites at which it is or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 53 sites that are the subject of actions taken by the U.S. government, 28 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, the Company’s ultimate environmental liability may include costs relating to other parties, in addition to costs relating to its own activities at each site.

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

     As of June 30, 2003, the Company had a liability of $197 million accrued for future environmental costs, of which $60 million was recorded in current liabilities as accrued casualty costs. The liability includes future costs for remediation and restoration of sites, as well as for ongoing monitoring costs, but excludes any anticipated recoveries from third parties. Cost estimates are based on information available for each site, financial viability of other potentially responsible parties and existing technology, laws and regulations. The Company believes that it has adequately accrued for its ultimate share of costs at sites subject to joint and several liability. However, the ultimate liability for remediation is difficult to determine because of the number of potentially responsible parties involved, site-specific cost sharing arrangements with other potentially responsible parties, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites and/or the speculative nature of remediation costs. The Company expects to pay out the majority of the June 30, 2003 environmental liability over the next five years, funded by cash generated from operations. The impact of current obligations is not expected to have a material adverse effect on the results of operations, financial condition or liquidity of the Company.

Other Matters – The Company periodically enters into financial and other commitments in connection with its businesses. It is not possible at this time for the Company to determine fully the effect of all unasserted claims on its consolidated financial condition, results of operations or liquidity; however, to the extent possible, where unasserted claims can be estimated and where such claims are considered probable, the Company has recorded a liability. The Company does not expect that any known lawsuits, claims, environmental costs, commitments, contingent liabilities or guarantees will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

     At June 30, 2003, the Company had unconditional purchase obligations of $180 million for the acquisition of locomotives as part of the Company’s multi-year capital asset acquisition plan. In addition, the Company was contingently liable for $332 million in guarantees and $28 million in letters of credit at June 30, 2003. These contingent guarantees were entered into in the normal course of business and include guaranteed obligations of affiliated operations. The Company is not aware of any existing event of default, which would require it to satisfy these guarantees.

8.     Accounting Pronouncements – In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to the Company for existing entities on July 1, 2003. As described in note 10 to the Consolidated Financial Statements, Item 8, in the Annual Report on Form 10-K, the Railroad has a synthetic operating lease arrangement to finance a new headquarters building, which falls within the guidance of FIN 46. In June 2003, the Railroad restructured the synthetic lease resulting in no effect to the Consolidated Financial Statements due to the adoption of FIN 46.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 elaborates on the disclosure requirements to be made by a guarantor about its obligations under certain guarantees it has issued. It also clarifies that the guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 is effective for guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements for periods ending after December 15, 2002.

     In conjunction with the restructuring of the synthetic lease of the new headquarters building as described in note 10 to the Union Pacific Corporation’s Consolidated Financial Statements, Item 8, in the Annual Report on Form 10-K, the Company has guaranteed a residual value equal to 85% of the total construction related costs. At June 30, 2003, the Company’s guarantee related to the building was $79 million. The guarantee will be approximately $220 million upon completion of the building. In accordance with FIN 45, the Company recorded a liability of approximately $8 million in June 2003 related to the fair value of this guarantee.

     On April 30, 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (FAS 149). FAS 149 amends FAS 133 for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. FAS 149 also amends certain other existing pronouncements. It will require contracts with comparable characteristics to be accounted for similarly. FAS 149 is effective for the Company for contracts entered into or modified after June 30, 2003. Management believes that FAS 149 will not have a material impact on the Company’s Consolidated Financial Statements.

     On May 15, 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (FAS 150). FAS 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. FAS 150 will have no impact on the Company.

9.     Cumulative Effect of Accounting Change – Surface Transportation Board (STB) accounting rules require that railroads accrue the cost of removing track structure over the expected useful life of these assets. Railroads historically used this prescribed accounting for reports filed with both the STB and SEC. In August 2001, the FASB issued Statement No. 143, “Accounting for Asset Retirement Obligations” (FAS 143). This statement was effective for the Company beginning January 1, 2003, and prohibits the accrual of removal costs unless there is a legal obligation to remove the track structure at the end of its life. The Company concluded that it did not have a legal obligation to remove the track structure, and therefore, under generally accepted accounting principles, the Company could not accrue the cost of removal in advance. Reports filed with the SEC will reflect the expense of removing these assets in the period in which they are removed. For STB reporting requirements only, the Company will continue to follow the historical method of accruing in advance, as prescribed by the STB. FAS 143 also requires the Company to record a liability for legally obligated asset retirement costs associated with tangible long-lived assets. In the first quarter of 2003, the Company recorded income from a cumulative effect of accounting change, related to the adoption of FAS 143, of $274 million, net of tax of $167 million. The accounting change had no effect on the Company’s liquidity. Had the change been retroactively applied, the change would have had an immaterial impact on net income.

Item 2. Management’s Narrative Analysis of the Results of Operations

UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY
AND AFFILIATE COMPANIES
RESULTS OF OPERATIONS

Three Months and Six Months Ended June 30, 2003 Compared to
Three Months and Six Months Ended June 30, 2002

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

     A copy of this Quarterly Report on Form 10-Q, as well as the Company’s 2002 Annual Report on Form 10-K, current reports on Form 8-K and any amendments to those reports are available free of charge on the Internet at Union Pacific Corporation’s website at www.up.com/investors. Additionally, the Corporation’s corporate governance materials, including Board Committee charters, governance guidelines and policies and codes of conduct and ethics for directors, officers and employees may also be found on the Internet at the Corporation’s website at www.up.com/investors.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon its Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Consolidated Financial Statements may be material. The Company’s critical accounting policies are available in the Company’s 2002 Annual Report on Form 10-K, Item 7.

Net Income – Rail operations reported net income of $295 million in the second quarter of 2003 compared to net income of $316 million in 2002, a decrease of $21 million (7%). Year-to-date net income was $736 million. Excluding the cumulative effect of accounting change, year-to-date net income decreased $97 million (17%) to $462 million, compared to 2002 net income of $559 million. The decrease in both periods resulted primarily from higher fuel prices, wage and benefit inflation, volume-related costs and lower gains from real estate sales, partially offset by 3% operating revenue growth, lower depreciation expense, lower interest expense and cost control efforts.

Operating Revenues – Operating revenue is comprised of commodity revenue and other revenues. Other revenues primarily include subsidiary revenue from various companies that are wholly owned or majority owned by the Railroad, revenue from the Chicago commuter rail operations and accessorial revenue earned due to customer detainment of Railroad owned or controlled equipment. Second quarter rail commodity revenues increased $65 million (2%) to $2.8 billion compared to 2002. Second quarter revenue carloads were flat compared to a year ago, with positive growth in the Energy and Industrial Products commodity groups. Average revenue per car for the period increased 3% to $1,193 driven by pricing gains, fuel surcharges, index-based contract escalators and positive mix. Year-to-date rail commodity revenues grew 2% to $5.4 billion compared to 2002. Revenue carloads were flat and average revenue per car showed a 2% increase to $1,190 when compared to a year ago. Other revenues increased $8 million (7%) to $117 million in the second quarter compared to a year ago and increased $25 million (12%) year-to-date when compared to 2002 as a result of higher subsidiary revenue and demurrage.

     The following tables summarize the year-over-year changes in rail commodity revenue, revenue carloads and average revenue per car by commodity type:

Three Months Ended				Six Months Ended
June 30,		%	Commodity Revenue	June 30,		%
2003	2002	Change	Millions of Dollars	2003	2002	Change

$374	$354	6%	Agricultural	$747	$723	3%
320	326	(2)	Automotive	622	608	2
393	402	(2)	Chemicals	787	787	—
602	570	6	Energy	1,163	1,152	1
561	533	5	Industrial Products	1,071	1,007	6
514	514	—	Intermodal	981	969	1

$2,764	$2,699	2%	Total	$5,371	$5,246	2%

Three Months Ended				Six Months Ended
June 30,		%	Revenue Carloads	June 30,		%
2003	2002	Change	Thousands	2003	2002	Change

206	210	(2%)	Agricultural	420	427	(2%)
214	219	(2)	Automotive	421	412	2
226	233	(3)	Chemicals	445	450	(1)
537	520	3	Energy	1,058	1,065	(1)
382	373	3	Industrial Products	722	698	4
752	771	(2)	Intermodal	1,445	1,452	—

2,317	2,326	—	Total	4,511	4,504	—

Three Months Ended				Six Months Ended
June 30,		%	Average Revenue	June 30,		%
2003	2002	Change	Per Car	2003	2002	Change

$1,817	$1,681	8%	Agricultural	$1,778	$1,691	5%
1,494	1,486	1	Automotive	1,478	1,475	—
1,743	1,728	1	Chemicals	1,769	1,749	1
1,120	1,095	2	Energy	1,099	1,081	2
1,466	1,429	3	Industrial Products	1,481	1,444	3
684	667	3	Intermodal	679	668	2

$1,193	$1,160	3%	Total	$1,190	$1,165	2%

Agricultural - Revenue increased 6% in the second quarter and 3% for the year-to-date period of 2003 over the comparable periods in 2002, as a 2% decline in carloads in both periods was more than offset by an increase in average revenue per car. Ethanol shipments increased due to heightened demand for the fuel additive. Market demand for feed grains to domestic and Pacific Northwest export locations also improved. Canned and packaged shipments increased due to greater demand and new business. Partially offsetting the revenue gains were volume and revenue declines for domestic and export wheat, meals and oils and feed grains exports to gulf ports. Average revenue per car increased due to the positive mix impact of longer average length of haul shipments, as well as price increases and fuel surcharges.

Automotive - Revenue declined 2% for the second quarter but increased 2% for the year-to-date period of 2003 over the comparable periods in 2002. The trend in year-over-year sales growth for domestic manufacturers experienced in the first quarter reversed in the second quarter, as the softening economy weakened demand for finished vehicles and forced production cuts. Market share gains for finished vehicle and materials shipments partially offset these declines. Average revenue per car increased 1% in the second quarter but was flat for the year-to-date period as price increases were offset by the mix impact of disproportionate growth in materials shipments, which move at a lower average revenue per car than finished vehicles.

Chemicals - Revenue decreased 2% for the second quarter and was flat for the year-to-date period of 2003 over the comparable periods of 2002, as declining carloads in both periods were partially offset by an increase in average revenue per car. Reduced plastics volume led the decline in carloads in both periods, as the soft economy combined with higher input costs caused producers to lower inventories and reduce shipments. Increased market demand for domestic and export soda ash partially offset the decline. Average revenue per car increased 1% for both the three months and six months ended June 30, 2003 compared to 2002, due to a mix shift towards longer average length of haul, in addition to price increases and fuel surcharges.

Energy - Revenue increased 6% for the second quarter and 1% for the year-to-date period of 2003 over the comparable periods of 2002. First quarter volume declined due to the absence of export traffic from the Colorado and Utah mining regions, which Japan is now sourcing from other Far Eastern producers. In addition, a severe snowstorm in March caused an estimated loss of 71 trains out of the Southern Powder River Basin and Colorado and Utah mining regions. In the second quarter, strong utility demand due to lower inventories resulted in a 3% increase in carloads. Average revenue per car increased 2% in both periods, primarily due to index-based contract escalators.

Industrial Products - Revenue increased 5% for the second quarter and 6% for the year-to-date period of 2003 over the comparable periods of 2002, due to increases in carloads and average revenue per carload. The volume increase was led by shipments of military equipment and ammunition in support of the war effort. Steel and scrap shipments increased as the weakening dollar created higher domestic and export demand for U.S. produced steel, augmented by market share gains. Demand for paperboard, partially due to lower inventories, also contributed to volume gains. Average revenue per car increased 3% in both periods, primarily due to price increases and fuel surcharges.

Intermodal - Revenue was flat for the second quarter and increased 1% for the year-to-date period of 2003 over the comparable periods of 2002, as a decline in carloads in the second quarter was more than offset by an increase in average revenue per car. Domestic revenue grew 6% in the second quarter and 7% in the first half of the year. International revenue decreased in the second quarter and first half of the year due to penetration losses, partially offset by strong first quarter market growth. Average revenue per car for the three and six month periods increased due to fuel surcharges and price increases.

Mexico Business - Included in the rail commodity revenue reported above is Mexican related revenue, which increased 2% to $225 million for the second quarter and was flat at $431 million for the year-to-date period of 2003 over the comparable periods of 2002. Business gains were led by increased steel and scrap shipments to and from Mexico. Reduced corn exports partially offset the increase, as the Mexican government delayed the issue of corn export permits for 2003 until late in the first quarter.

Operating Expenses - Second quarter operating expenses increased $89 million (4%) to $2.3 billion compared to 2002. Year-to-date operating expenses increased $302 million (7%). Expenses in both periods were negatively impacted by higher fuel prices, inflation, severance and volume-related costs, which were partially offset by lower depreciation expense, productivity improvements and cost control measures.

Salaries, Wages and Employee Benefits - Salaries, wages and employee benefits increased $40 million (4%) in the second quarter of 2003 compared to 2002. Year-to-date, wage and benefit expenses rose $89 million (5%). Increases were driven by inflation, the adoption of FAS 143 (see note 9 to the Consolidated Financial Statements), protection costs and severance costs. The adoption of FAS 143 accounted for $29 million and $57 million of the increases for the second quarter and year-to-date, respectively. A 2% reduction in employee force levels in both periods and improvements in productivity partially offset the effects of inflation and protection costs. Protection cost represents the differential payment when the wage earned for active employment is lower than an employee’s “protected” rate of pay. An individual’s protected rate is imposed by the Surface Transportation Board for employees adversely affected by a merger or is established by collective bargaining agreements in other cases.

Equipment and Other Rents - Equipment and other rents primarily includes rental expense UPRR pays for freight cars owned by other railroads or private companies; freight car, intermodal and locomotive leases; other specialty equipped vehicle leases; and office and other rentals. Expenses decreased $11 million (4%) in the second quarter compared to 2002 and $15 million (2%) year-to-date. The second quarter decrease was due primarily to lower car hire receipt levels in 2002 and reduced rental prices for private freight cars, partially offset by higher leased car expenses. Equipment and other rents decreased year-to-date due to lower rental prices for private cars and a reduction in lease expenses in the first quarter of 2003, partially offset by higher locomotive lease expense. The higher locomotive lease expenses are due to UPRR’s increased leasing of new, more reliable and fuel efficient locomotives. These new locomotives replaced older, non-leased models in the fleet, which helped reduce expenses for depreciation, labor, materials and fuel during the period.

Depreciation - The majority of depreciation expense relates to track structure, including rail, ties and other track material. Depreciation expense decreased $32 million (11%) in the second quarter and $40 million (7%) year-to-date over 2002. The adoption of FAS 143 (see note 9 to the Consolidated Financial Statements) decreased depreciation expense in the second quarter by $25 million and $49 million year-to-date. Additionally, implementation of the recent depreciation study required and approved by the Surface Transportation Board resulted in reduced depreciation rates for certain track assets, lowering depreciation expense by $25 million for the first six months of 2003. Conversely, capital spending in recent years has increased depreciation expense. Full year capital spending totaled $1.8 billion in 2002 and $1.7 billion in 2001.

Fuel and Utilities - Fuel and utilities is comprised of locomotive fuel, utilities other than telephone, gasoline and other fuels. Expenses increased $54 million (20%) in the second quarter and $182 million (37%) year-to-date 2003 compared to a year ago. The increase was driven by higher fuel prices minimally offset by a lower fuel consumption rate, as measured by gallons consumed per thousand gross ton miles. Fuel prices averaged 88 cents per gallon in the second quarter of 2003 compared to 72 cents per gallon in the second quarter of 2002 (price includes taxes and transportation costs). Year-to-date, fuel prices averaged 94 cents per gallon compared to 67 cents per gallon in 2002. Higher fuel prices in 2003 resulted in a $54 million increase in fuel expense in the second quarter and $179 million increase year-to-date compared to 2002. The lower consumption rate decreased fuel expense by $7 million in the second quarter and $10 million year-to-date. A 2% increase in gross ton miles for the second quarter and a 1% increase year-to-date resulted in additional fuel expense of $5 million and $6 million, respectively. The Railroad hedged approximately 7% of its fuel consumption for the second quarter, which decreased fuel costs by $3 million. Gasoline, utilities and propane expenses increased $2 million in the second quarter and $7 million year-to-date primarily due to higher fuel prices.

Materials and Supplies - Materials used for the maintenance of the Railroad’s lines, structures and equipment is the principal component of materials and supplies expense. Office, small tools and other supplies along with the costs of freight services purchased to ship company materials are also included. Expenses decreased $24 million (20%) in the second quarter and $40 million (17%) year-to-date, primarily due to the adoption of FAS 143, cost control measures, fewer locomotive repairs as well as a partial shift to more locomotive contracting.

Casualty Costs - The largest component of casualty costs is personal injury expense. Freight and property damage, insurance, environmental matters and occupational illness expense are also included in casualty costs. Costs increased $8 million (8%) in the second quarter compared to 2002 and $23 million (13%) year-to-date due to higher insurance costs, personal injury expense and expenses associated with destruction of foreign equipment.

Purchased Services and Other Costs - Purchased services and other costs include the costs of services purchased from outside contractors, state and local taxes, net costs of operating facilities jointly used by UPRR and other railroads, transportation and lodging for train crew employees, trucking and contracting costs for intermodal containers, leased automobile maintenance expenses, telephone and cellular expense, employee travel expense and computer and other general expenses. Expenses increased $54 million (23%) in the second quarter and $103 million (22%) year-to-date when compared to last year. In the second quarter of 2003, higher expenses were driven by increased spending for contract services, higher expenses for jointly operated facilities and increased state and local taxes. Expenses increased year-to-date primarily due to increased contract services, higher state and local taxes and increased intermodal volume costs in the first quarter.

Operating Income – Second quarter operating income decreased $16 million to $582 million while operating income year-to-date declined $153 million (14%) to $953 million. The operating margin for the second quarter was 20.2%, compared to 21.3% in 2002. The year-to-date operating margin was 17.0% compared to 20.3% a year ago.

Non-Operating Items - Interest expense decreased $13 million (9%) in the second quarter and $26 million (9%) year-to-date due to lower average debt levels and lower weighted-average interest rates in 2003. Second quarter other income decreased $19 million (51%) due to lower gains from real estate sales in 2003. Other income year-to-date decreased $24 million (43%) in 2003 compared to 2002 primarily due to lower gains from real estate sales, losses from foreign currency transactions related to the dividend received from Grupo Ferroviario Mexicano, S.A. de C.V. and the absence of favorable fuel swaptions in 2003. Income taxes decreased $1 million (1%) in the second quarter compared to 2002 and $54 million (17%) year-to-date due to lower pre-tax income.

OTHER MATTERS

Intercompany Relationship with UPC — At June 30, 2003 and December 31, 2002, the Railroad had $976 million and $904 million working capital deficit balances, respectively, relating to UPC’s management of its cash position. As part of UPC’s cash management activities, the Railroad advances excess cash (cash available after satisfying all of the Railroad’s obligations and paying dividends to UPC) to UPC. Dividends declared and paid to UPC by the Railroad typically approximate the dividends that UPC declares to its shareholders; however, there is no formal requirement to do so. The dividend declaration between the Railroad and UPC is determined solely by the

Railroad’s Board of Directors. To the extent the Railroad requires additional cash for use in its operations, UPC makes such funds available for borrowing by the Railroad. Transactions between UPC and UPRR are treated as net intercompany borrowings in the Consolidated Statements of Financial Position.

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

     UPC provides the Company with various services, including strategic planning, legal, treasury, accounting, auditing, insurance, human resources and corporate affairs. In 2003, pursuant to a services agreement, UPC will continue to provide services to the Company, and the Company will pay UPC its share of the costs as determined by an independent review. Billings for these services were $12 million and $27 million for the three months and six months ended June 30, 2003.

Commitments and Contingencies – There are various claims and lawsuits pending against the Company and certain of its subsidiaries. The Company is also subject to various federal, state and local environmental laws and regulations, pursuant to which it is currently participating in the investigation and remediation of various sites. A discussion of certain claims, lawsuits, contingent liabilities and guarantees is set forth in note 7 to the Consolidated Financial Statements, which discussion is incorporated herein by reference.

Ratio of Earnings to Fixed Charges – For the three months and six months ended June 30, 2003, the Company’s ratio of earnings to fixed charges was 3.4 for both periods, compared to 4.3 and 3.9 for the three months and six months ended June 30, 2002. The ratio of earnings to fixed charges has been computed on a consolidated basis. Earnings represent income before cumulative effect of accounting change, less equity in undistributed earnings of unconsolidated affiliates, plus fixed charges and income taxes. Fixed charges represent interest charges, amortization of debt discount and the estimated amount representing the interest portion of rental charges.

Pensions – During the first quarter of 2003, the Company decreased its assumed rate of return on pension plan assets from 9% to 8%. This assumption change will result in an increase to 2003 pension expense of $14 million. During the first six months of 2003, the Railroad voluntarily contributed $50 million to its pension plan.

Accounting Pronouncements – In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to the Company for existing entities on July 1, 2003. As described in note 10 to the Consolidated Financial Statements, Item 8, in the Annual Report on Form 10-K, the Railroad has a synthetic operating lease arrangement to finance a new headquarters building, which falls within the guidance of FIN 46. In June 2003, the Railroad restructured the synthetic lease resulting in no effect to the Consolidated Financial Statements due to the adoption of FIN 46.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 elaborates on the disclosure requirements to be made by a guarantor about its obligations under certain guarantees it has issued. It also clarifies that the guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 is effective for guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements for periods ending after December 15, 2002.

     In conjunction with the restructuring of the synthetic lease of the new headquarters building as described in note 10 to the Union Pacific Corporation’s Consolidated Financial Statements, Item 8, in the Annual Report on Form 10-K, the Company has guaranteed a residual value equal to 85% of the total construction related costs. At June 30, 2003, the Company’s guarantee related to the building was $79 million. The guarantee will be approximately $220 million upon completion of the building. In accordance with FIN 45, the Company recorded a liability of approximately $8 million in June 2003 related to the fair value of this guarantee.

     On April 30, 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (FAS 149). FAS 149 amends FAS 133 for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. FAS 149 also amends certain other existing pronouncements. It will require contracts with comparable characteristics to be accounted for similarly. FAS 149 is effective for the Company for contracts entered into or modified after June 30, 2003. Management believes that FAS 149 will not have a material impact on the Company’s Consolidated Financial Statements.

     On May 15, 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (FAS 150). FAS 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. FAS 150 will have no impact on the Company.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the CEO and the CFO concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in alerting them, in a timely manner, to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

     Additionally, as of the end of the period covered by this report, the CEO and CFO determined that there have been no changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

ENVIRONMENTAL MATTERS

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

     Information concerning environmental claims and contingencies and estimated remediation costs is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Matters - Environmental Costs, Item 2, and in note 7 to the Consolidated Financial Statements, Item 1.

OTHER MATTERS

As previously reported, Western Resources, Inc. (Western) filed a complaint on January 24, 2000, in the U.S. District Court for the District of Kansas alleging that UPRR and The Burlington Northern and Santa Fe Railway Company (BNSF) materially breached their service obligations under the transportation contract to deliver coal in a timely manner to Western’s Jeffrey Energy Center. The original complaint sought recovery of consequential damages and termination of the contract, excusing Western from further performance. In an amended complaint filed September 1, 2000, Western claimed the right to retroactive termination and added a claim for restitution. The matter went to trial before a jury on August 20, 2002. On September 12, 2002, the jury returned a verdict finding that the contract had not been breached by the railroads, and the judgment dismissing the case was entered by the court on September 16, 2002. Western filed a motion for new trial on September 30, 2002, which was denied by the court on March 6, 2003. Western filed notice of its intent to appeal the verdict to the 10th Circuit Court of Appeals on April 4, 2003. Briefing will be completed by the end of the fourth quarter of 2003. Oral argument before a panel of the 10th Circuit Court of Appeals may then be scheduled. UPRR and BNSF will vigorously defend this appeal.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibits are listed in the exhibit index on page 22.

(b)	Reports on Form 8-K

On April 24, 2003, the Registrant furnished a Current Report on Form 8-K announcing UPC’s financial results for the first quarter of 2003.

On July 24, 2003, the Registrant furnished a Current Report on Form 8-K announcing UPC’s financial results for the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2003

UNION PACIFIC RAILROAD COMPANY (Registrant)

By /s/ James R. Young James R. Young, Chief Financial Officer (Principal Financial Officer)

By /s/ Richard J. Putz Richard J. Putz, Chief Accounting Officer and Controller (Chief Accounting Officer and Duly Authorized Officer)

UNION PACIFIC RAILROAD COMPANY
EXHIBIT INDEX

Exhibit No.	Description

Exhibits Filed with this Statement

12(a)	Ratio of Earnings to Fixed Charges for the Three Months Ended June 30, 2003 and 2002.
12(b)	Ratio of Earnings to Fixed Charges for the Six Months Ended June 30, 2003 and 2002.
31(a)	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Richard K. Davidson.
31(b)	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – James R. Young.
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Richard K. Davidson and James R. Young.

Exhibits Incorporated by Reference

3(a)	Amended Certificate of Incorporation of the Registrant, effective as of February 1, 1998, is incorporated herein by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.
3(b)	By-laws of the Registrant, as amended effective as of November 19, 1998, are incorporated herein by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.