Form 10-Q
period 2003-09-30
UNION PACIFIC RAILROAD CO/DE
filed 2003-11-13
CIK 92259

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

YES ☐ NO ☒

     As of October 31, 2003, the Registrant had outstanding 7,130 shares of Common Stock, $10 par value, and 620 shares of Class A Stock, $10 par value.

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

UNION PACIFIC RAILROAD COMPANY

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Statements of Income (Unaudited)
Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate Companies

Millions of Dollars,
For the Three Months Ended September 30,	2003	2002

Revenues	$2,946	$2,838
Operating expenses:
Salaries, wages and employee benefits	958	899
Equipment and other rents	308	315
Depreciation	267	286
Fuel and utilities	330	277
Materials and supplies	103	117
Casualty costs	107	88
Purchased services and other costs	279	218

Total operating expenses	2,352	2,200

Operating income	594	638
Other income	29	160
Interest expense	(124)	(136)

Income before income taxes	499	662
Income taxes	(182)	(248)

Net income	$317	$414

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Income (Unaudited)
Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate Companies

Millions of Dollars,
For the Nine Months Ended September 30,	2003	2002

Revenues	$8,552	$8,295
Operating expenses:
Salaries, wages and employee benefits	2,831	2,683
Equipment and other rents	914	936
Depreciation	792	851
Fuel and utilities	1,005	770
Materials and supplies	304	358
Casualty costs	311	269
Purchased services and other costs	848	684

Total operating expenses	7,005	6,551

Operating income	1,547	1,744
Other income	61	216
Interest expense	(374)	(412)

Income before income taxes	1,234	1,548
Income taxes	(455)	(575)

Income before cumulative effect of accounting change	779	973
Cumulative effect of accounting change, net of tax	274	—

Net income	$1,053	$973

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Financial Position (Unaudited)
Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate Companies

	Sept. 30,	Dec. 31,
Millions of Dollars	2003	2002

Assets
Current Assets
Cash and temporary investments	$65	$110
Accounts receivable, net	523	529
Inventories	269	277
Current deferred income taxes	281	281
Other current assets	233	189

Total current assets	1,371	1,386

Investments:
Investments in and advances to affiliated companies	681	649
Other investments	40	49

Total investments	721	698

Properties:
Cost	37,994	36,821
Accumulated depreciation	(7,892)	(7,841)

Net properties	30,102	28,980

Other assets	296	250

Total assets	$32,490	$31,314

Liabilities and Common Shareholders’ Equity
Current Liabilities:
Accounts payable	$517	$416
Accrued wages and vacation	384	362
Accrued casualty costs	389	403
Income and other taxes	339	226
Debt due within one year	162	275
Interest	56	71
Other current liabilities	485	537

Total current liabilities	2,332	2,290
Intercompany borrowing from UPC	4,410	4,464
Third-party debt due after one year	2,044	1,984
Deferred income taxes	9,208	8,823
Accrued casualty costs	619	658
Retiree benefits obligation	807	888
Other long-term liabilities	328	333
Redeemable Preference Shares	17	18
Commitments and contingencies Common shareholders’ equity	12,725	11,856

Total liabilities and common shareholders’ equity	$32,490	$31,314

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Cash Flows (Unaudited)
Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate Companies

Millions of Dollars,
For the Nine Months Ended September 30,	2003	2002

Operating Activities
Net income	$1,053	$973
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	(274)	—
Depreciation	792	851
Deferred income taxes	224	350
Cash paid to fund pension plan	(50)	—
Other, net	(346)	(260)
Changes in current assets and liabilities, net	125	(173)

Cash provided by operating activities	1,524	1,741

Investing Activities
Capital investments	(1,299)	(1,298)
Proceeds from asset sales	85	291
Other investing activities, net	112	(49)

Cash used in investing activities	(1,102)	(1,056)

Financing Activities
Dividends paid to parent	(174)	(150)
Debt repaid	(240)	(159)
Advances to affiliated companies	(55)	(401)
Financings, net	2	—

Cash used in financing activities	(467)	(710)

Net change in cash and temporary investments	(45)	(25)
Cash and temporary investments at beginning of period	110	87

Cash and temporary investments at end of period	$65	$62

Changes in Current Assets and Liabilities, Net
Accounts receivable, net	$6	$(138)
Inventories	8	—
Other current assets	(44)	(57)
Accounts, wages and vacation payable	123	43
Other current liabilities	32	(21)

Total	$125	$(173)

Supplemental cash flow information:
Non-cash locomotive lease financings	$188	$126
Cash paid during the period for:
Interest	390	436
Income taxes, net	126	200

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statement of Changes in Common Shareholders’ Equity (Unaudited)
Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate Companies

						Accumulated Other
					Comprehensive Income (Loss)

					Minimum	Foreign
Millions of Dollars,	[a]	[b]	Paid-		Pension	Currency
For the Nine Months Ended	Common	Class A	in-	Retained	Liability	Translation	Derivative
September 30, 2003	Shares	Shares	Surplus	Earnings	Adjustments	Adjustments	Adjustments	Total	Total

Balance at January 1, 2003	$—	$—	$4,782	$7,224	$(148)	$(9)	$7	$(150)	$11,856

Net income	—	—	—	1,053	—	—	—	—	1,053
Other comprehensive loss, net of tax[c]	—	—	—	—	—	(7)	(3)	(10)	(10)

Comprehensive income									1,043
Dividends declared	—	—	—	(174)	—	—	—	—	(174)

Balance at September 30, 2003	$—	$—	$4,782	$8,103	$(148)	$(16)	$4	$(160)	$12,725

     [a] Common Stock, $10.00 par value; 9,200 shares authorized; 4,465 outstanding.

     [b] Class A Stock, $10.00 par value; 800 shares authorized; 388 outstanding.
     [c] Other comprehensive loss, net of tax of $6 million.

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY AND AFFILIATE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Responsibilities for Financial Statements - Union Pacific Railroad Company (the Registrant), a Class I railroad incorporated in Delaware and an indirect wholly owned subsidiary of Union Pacific Corporation (the Corporation or UPC), together with a number of wholly owned and majority owned subsidiaries, certain affiliates and various minority-owned companies (collectively, UPRR, the Company or the Railroad), operates various railroad and railroad-related businesses. The Consolidated Financial Statements of the Company are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented. The Consolidated Statement of Financial Position at December 31, 2002 is derived from audited financial statements. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the three months and nine months ended September 30, 2003 are not necessarily indicative of the results for the entire year ending December 31, 2003. Certain prior year amounts have been reclassified to conform to the 2003 financial statement presentation.

2. Stock-Based Compensation – The Company participates in the Corporation’s stock incentive plans. At September 30, 2003, the Corporation had several stock-based employee compensation plans. The Railroad accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees", and related Interpretations. No stock option expense is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the Union Pacific Corporation common stock on the date of grant. Stock-based employee compensation expense related to restricted stock and other incentive plans is reflected in net income. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation", to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

Millions of Dollars	2003	2002	2003	2002

Net income, as reported	$317	$414	$1,053	$973
Stock-based employee compensation expense included in reported net income, net of tax	1	2	8	6
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(4)	(5)	(18)	(16)

Pro forma net income	$314	$411	$1,043	$963

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The following were the weighted-average assumptions for options granted during both the three months and nine months ended September 30, 2003: risk-free interest rate of 2.9%; dividend yield of 1.5%; expected lives of 5 years; and volatility of 28.4%. Assumptions for both the three months and nine months ended September 30, 2002 were: risk-free interest rate of 4.4%; dividend yield of 1.3%; expected lives of 5 years; and volatility of 28.8%.

3. Intercompany Relationship with UPC — At September 30, 2003 and December 31, 2002, the Railroad had $961 million and $904 million working capital deficit balances, respectively, relating to UPC’s management of its cash position. As part of UPC’s cash management activities, the Railroad advances excess cash (cash available after satisfying all of the Railroad’s obligations and paying dividends to UPC) to UPC. Dividends declared and paid to UPC by the Railroad typically approximate the dividends that UPC declares to its shareholders; however, there is no formal requirement to do so. The dividend declaration between the Railroad and UPC is determined solely by the Railroad’s Board of Directors. To the extent the Railroad requires additional cash for use in its operations, UPC makes such funds available for borrowing by the Railroad. Transactions between UPC and UPRR are treated as net intercompany borrowings in the Consolidated Statements of Financial Position.

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

     UPC provides the Company with various services, including strategic planning, legal, treasury, accounting, auditing, insurance, human resources and corporate affairs. In 2003, pursuant to a services agreement, UPC will continue to provide services to the Company, and the Company will pay UPC its share of the costs as determined by an independent review. Billings for these services were $13 million and $40 million for the three months and nine months ended September 30, 2003.

4. Financial Instruments

Strategy and Risk - The Company and its subsidiaries use derivative financial instruments in limited instances for other than trading purposes to manage risk related to changes in fuel prices. The Company uses swaps, collars, futures and/or forward contracts to mitigate the downside risk of adverse price movements and hedge the exposure to variable cash flows. The use of these instruments also limits future benefits from favorable movements. The purpose of these programs is to protect the Company’s operating margins and overall profitability from adverse fuel price changes.

Market and Credit Risk - The Company addresses market risk related to derivative financial instruments by selecting instruments with value fluctuations that highly correlate with the underlying item being hedged. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring high credit standards for counterparties and periodic settlements. At September 30, 2003, the Company has not been required to provide collateral, nor has the Company received collateral relating to its hedging activity.

Determination of Fair Value - The fair values of the Company’s derivative financial instrument positions at September 30, 2003 and December 31, 2002, detailed below, were determined based upon current fair values as quoted by recognized dealers or developed based upon the present value of expected future cash flows discounted at the applicable swap spread.

Fuel Strategy - Fuel costs are a significant portion of the Company’s total operating expenses. As a result of the significance of fuel costs and the historical volatility of fuel prices, the Company uses swaps, collars, futures and/or forward contracts to mitigate the impact of adverse fuel price changes.

     The following is a summary of the Company’s derivative financial instruments at September 30, 2003 and December 31, 2002:

Millions,	Sept. 30,	Dec. 31,
Except Average Commodity Prices	2003	2002

Fuel hedging
Swaps and swaptions:
Number of gallons hedged for 2002 [a]	—	552
Average price of 2002 hedges (per gallon) [b]	$—	$0.56
Number of gallons hedged for the remainder of 2003 [c]	79	88
Average price of 2003 hedges outstanding (per gallon) [b]	$0.66	$0.58
Collars:
Number of gallons hedged for the remainder of 2003	22	—
Average cap price for 2003 collars outstanding	$0.77	$—
Average floor price for 2003 collars outstanding	$0.67	$—
Average ceiling price for 2003 collars outstanding	$0.88	$—
Number of gallons hedged for 2004	28	—
Average cap price for 2004 collars outstanding	$0.78	$—
Average floor price for 2004 collars outstanding	$0.67	$—
Average ceiling price for 2004 collars outstanding	$0.88	$—

[a] Fuel hedges expired December 31, 2002. Fuel hedges included the swap portion of a swaption with a base term expiring December 31, 2002.
[b] Excluding taxes, transportation costs and regional pricing spreads.
[c] Fuel hedges which are in effect during 2003. These hedges expire December 31, 2003.

     The fair value asset positions of the Company’s outstanding derivative financial instruments at September 30, 2003 and December 31, 2002 were as follows:

	Sept. 30,	Dec. 31,
Millions of Dollars	2003	2002

Fuel hedging:
Gross fair value asset position	$9	$12
Gross fair value (liability) position	—	—

Total fair value asset position	$9	$12

     Fuel hedging positions will be reclassified from accumulated other comprehensive income to fuel expense over the life of the hedge as fuel is consumed.

     The Company’s use of derivative financial instruments had the following impact on pre-tax income for the three months and nine months ended September 30, 2003 and 2002:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

Millions of Dollars	2003	2002	2003	2002

Decrease in fuel expense from hedging	$4	$15	$15	$15
Decrease in fuel expense from swaptions	—	4	—	17

Decrease in operating expenses	4	19	15	32
Increase in other income from swaptions	—	1	—	4

Increase in pre-tax income	$4	$20	$15	$36

     Through September 30, 2003, the Company had recorded less than $1 million for fuel hedging ineffectiveness.

Sale of Receivables - The Railroad has sold, on a 364-day revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to third parties through a bankruptcy-remote subsidiary. Receivables are sold at carrying value, which approximates fair value. The third parties have designated the Railroad to service the sold receivables. The amount of receivables sold fluctuates based upon the availability of the designated pool of receivables and is directly affected by changing business volumes and credit risks. Payments collected from sold receivables can be reinvested in new receivables on behalf of the buyers. Should the Corporation’s credit rating fall below investment grade, the amount of receivables sold would be reduced, and in certain cases, the buyers have the right to discontinue this reinvestment, thus requiring the Railroad to fund the receivables. At September 30, 2003 and December 31, 2002, accounts receivable are presented net of $590 million and $600 million of receivables sold, respectively. On August 7, 2003, the sale of receivables program was renewed for one year without any significant term changes.

5. Capital Stock – The number of shares shown in the Common Stock section of the Consolidated Statement of Changes in Common Shareholders’ Equity excludes 2,665 shares of Common Stock and 232 shares of Class A Stock owned by Southern Pacific, an affiliate of the Registrant, whose results are included in the Company’s Consolidated Financial Statements.

6. Other Income - Other income included the following for the three months and nine months ended September 30, 2003 and 2002:

	Three Months		Nine Months
	Ended Sept. 30,		Ended Sept. 30,

Millions of Dollars	2003	2002	2003	2002

Net gain on non-operating asset dispositions	$22	$155	$46	$196
Rental income	13	12	38	38
Interest income	1	1	3	5
Other, net	(7)	(8)	(26)	(23)

Total	$29	$160	$61	$216

7. Commitments and Contingencies

Unasserted Claims - There are various claims and lawsuits pending against the Company and certain of its subsidiaries, in addition to unasserted claims. It is not possible at this time for the Company to determine fully the effect of all such claims on its consolidated financial condition, results of operations or liquidity; however, to the extent possible, where unasserted claims can be reasonably estimated and where such claims are considered probable, the Company has recorded a liability. The Company does not expect that any known lawsuits or claims, including unasserted claims, will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

Personal Injury and Occupational Illness - The cost of injuries to employees and others related to Railroad activities is charged to expense based on actuarial estimates of the ultimate cost and number of incidents each year. The three month and nine month expenses for the Company’s personal injury-related events were $66 million and $187 million in 2003 and $58 million and $174 million in 2002, respectively. As of September 30, 2003, the Company had a liability of $630 million accrued for personal injury costs, of which $272 million was recorded as a current liability. The Railroad has additional amounts accrued for claims related to certain occupational illnesses. Compensation for Railroad work-related accidents is governed by the Federal Employers’ Liability Act (FELA). Under FELA, damages are assessed based on a finding of fault through litigation or out-of-court settlements. The Railroad offers a comprehensive variety of services and rehabilitation programs for employees who are injured at work.

Environmental - The Company generates and transports hazardous and nonhazardous waste in its current operations and has done so in its former operations, and it is subject to federal, state and local environmental laws and regulations. The Company has identified approximately 417 sites at which it is or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 57 sites that are the subject of actions taken by the U.S. government, 32 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, the Company’s ultimate environmental liability may include costs relating to other parties, in addition to costs relating to its own activities at each site.

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

     As of September 30, 2003, the Company had a liability of $195 million accrued for future environmental costs, of which $59 million was recorded in current liabilities as accrued casualty costs. The liability includes future costs for remediation and restoration of sites, as well as for ongoing monitoring costs, but excludes any anticipated recoveries from third parties. Cost estimates are based on information available for each site, financial viability of other potentially responsible parties and existing technology, laws and regulations. The Company believes that it has adequately accrued for its ultimate share of costs at sites subject to joint and several liability. However, the ultimate liability for remediation is difficult to determine because of the number of potentially responsible parties involved, site-specific cost sharing arrangements with other potentially responsible parties, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites and/or the speculative nature of remediation costs. The Company expects to pay out the majority of the September 30, 2003 environmental liability over the next five years, funded by cash generated from operations. The impact of current obligations is not expected to have a material adverse effect on the results of operations, financial condition or liquidity of the Company.

Other Matters - The Company periodically enters into financial and other commitments in connection with its businesses. It is not possible at this time for the Company to determine fully the effect of all unasserted claims on its consolidated financial condition, results of operations or liquidity; however, to the extent possible, where unasserted claims can be reasonably estimated and where such claims are considered probable, the Company has recorded a liability. The Company does not expect that any known lawsuits, claims, environmental costs, commitments, contingent liabilities or guarantees will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

     At September 30, 2003, the Company had unconditional purchase obligations of $180 million for the acquisition of locomotives as part of the Company’s multi-year capital asset acquisition plan. In addition, the Company was contingently liable for $343 million in guarantees and $28 million in letters of credit at September 30, 2003. These contingent guarantees were entered into in the normal course of business and include guaranteed obligations of affiliated operations. The Company is not aware of any existing event of default, which would require it to satisfy these guarantees.

     As described in note 10 to the Consolidated Financial Statements, Item 8, in the Annual Report on Form 10-K, the Railroad has a synthetic operating lease arrangement to finance a new headquarters building. The Railroad has guaranteed a residual value equal to 85% of the total construction related costs upon completion of the building. During construction, the Railroad guarantees 89.9% of the construction costs incurred. At September 30, 2003, the Railroad’s guarantee related to the building was $92 million. The guarantee will be approximately $220 million upon completion of the building. At September 30, 2003, the Railroad had a liability recorded of approximately $7 million related to the fair value of this guarantee.

     During May 2003, UPRR entered into a capital lease covering new locomotives. The related capital lease obligation totaled approximately $188 million and is included in the Consolidated Statements of Financial Position as debt.

8. Accounting Pronouncements - In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. As described in note 10 to the Consolidated Financial Statements, Item 8, in the Annual Report on Form 10-K, the Railroad has a synthetic operating lease arrangement to finance a new headquarters building, which falls within the guidance of FIN 46. In June 2003, the Railroad restructured the synthetic lease resulting in no effect to the Consolidated Financial Statements due to the adoption of FIN 46.

     In October 2003, the FASB issued FASB Staff Position Number FIN 46-6 (FSP 46-6) which provides public entities an opportunity to delay implementation of FIN 46, for agreements entered into prior to February 1, 2003, until periods ending after December 15, 2003. FSP 46-6 does not impact the Company, as the Company has already adopted FIN 46.

9. Cumulative Effect of Accounting Change — Surface Transportation Board (STB) accounting rules require that railroads accrue the cost of removing track structure over the expected useful life of these assets. Railroads historically used this prescribed accounting for reports filed with both the STB and SEC. In August 2001, the FASB issued Statement No. 143, “Accounting for Asset Retirement Obligations” (FAS 143). This statement was effective for the Company beginning January 1, 2003, and prohibits the accrual of removal costs unless there is a legal obligation to remove the track structure at the end of its life. The Company concluded that it did not have a legal obligation to remove the track structure, and therefore, under generally accepted accounting principles, the Company could not accrue the cost of removal in advance. Reports filed with the SEC will reflect the expense of removing these assets in the period in which they are removed. For STB reporting requirements only, the Company will continue to follow the historical method of accruing in advance, as prescribed by the STB. FAS 143 also requires the Company to record a liability for legally obligated asset retirement costs associated with tangible long-lived assets. In the first quarter of 2003, the Company recorded income from a cumulative effect of accounting change, related to the adoption of FAS 143, of $274 million, net of tax of $167 million. The accounting change had no effect on the Company’s liquidity. Had the change been retroactively applied, the change would have had an immaterial impact on net income.

Item 2. Management’s Narrative Analysis of the Results of Operations

UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY
AND AFFILIATE COMPANIES
RESULTS OF OPERATIONS

Three Months and Nine Months Ended September 30, 2003 Compared to
Three Months and Nine Months Ended September 30, 2002

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

     A copy of this Quarterly Report on Form 10-Q, as well as certain other filings made by the Company, including the Company’s 2002 Annual Report on Form 10-K, current reports on Form 8-K and any amendments to such reports are available free of charge on the Internet at Union Pacific Corporation’s website at www.up.com/investors. Additionally, the Corporation’s corporate governance materials, including Board Committee charters, governance guidelines and policies and codes of conduct and ethics for directors, officers and employees may also be found on the Internet at the Corporation’s website at www.up.com/investors.

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

Net Income – The Company reported net income of $317 million in the third quarter of 2003 compared to net income of $414 million in 2002, a decrease of $97 million (23%). Year-to-date net income was $1.1 billion. Year-to-date income before the cumulative effect of accounting change decreased $194 million (20%) to $779 million, compared to 2002 net income of $973 million. The decrease in both periods resulted primarily from higher fuel prices, inflation, volume-related expenses and lower gains from real estate sales. The third quarter decrease in net income was partially offset by 4% operating revenue growth, lower depreciation expense, lower interest expense and cost control efforts. The decrease year-to-date was partially offset by 3% operating revenue growth, lower depreciation expense, lower interest expense and cost control efforts.

Operating Revenues – Operating revenue is comprised of rail commodity revenue and other revenues. Other revenues primarily include subsidiary revenue from various companies that are wholly owned or majority owned by the Railroad, revenue from the Chicago commuter rail operations and accessorial revenue earned due to customer detainment of Railroad owned or controlled equipment. Operating revenues increased $108 million (4%) to $2.9 billion in the third quarter and $257 million (3%) to $8.6 billion in the nine-month period compared to 2002. Commodity revenue increased $101 million (4%) in the third quarter to $2.8 billion, led by growth in the Agricultural Products, Energy and Industrial Products commodity groups. Third quarter revenue carloads were essentially flat compared to a year ago. Average revenue per car for the period increased 3% to $1,195 driven by positive mix, fuel surcharges, pricing gains and index-based contract escalators. Year-to-date rail commodity revenue grew 3% to $8.2 billion compared to 2002. Revenue carloads were flat and average revenue per car showed a 3% increase to $1,192 when compared to a year ago. Other revenues increased $7 million (6%) to $119 million in the third quarter compared to a year ago and increased $31 million (10%) year-to-date when compared to 2002 as a result of higher subsidiary revenue and accessorial revenue.

     The following tables summarize the year-over-year changes in rail commodity revenue, revenue carloads and average revenue per car by commodity type:

Three Months Ended				Nine Months Ended
September 30,		%	Commodity Revenue	September 30,		%
2003	2002	Change	Millions of Dollars	2003	2002	Change

$411	$373	10%	Agricultural	$1,158	$1,096	6%
276	285	(3)	Automotive	898	893	1
400	399	—	Chemicals	1,187	1,186	—
628	591	6	Energy	1,791	1,743	3
572	535	7	Industrial Products	1,643	1,542	6
540	543	—	Intermodal	1,521	1,512	1

$2,827	$2,726	4%	Total	$8,198	$7,972	3%

Three Months Ended				Nine Months Ended
September 30,		%	Revenue Carloads	September 30,		%
2003	2002	Change	Thousands	2003	2002	Change

225	215	5%	Agricultural	645	642	—
189	193	(2)	Automotive	610	605	1
225	231	(3)	Chemicals	670	681	(2)
563	540	4	Energy	1,621	1,605	1
390	379	3	Industrial Products	1,112	1,077	3
775	801	(3)	Intermodal	2,220	2,253	(1)

2,367	2,359	—	Total	6,878	6,863	—

Three Months Ended				Nine Months Ended
September 30,		%	Average Revenue	September 30,		%
2003	2002	Change	Per Car	2003	2002	Change

$1,828	$1,740	5%	Agricultural	$1,796	$1,708	5%
1,455	1,479	(2)	Automotive	1,471	1,476	—
1,780	1,729	3	Chemicals	1,773	1,742	2
1,116	1,095	2	Energy	1,105	1,086	2
1,467	1,410	4	Industrial Products	1,476	1,432	3
697	667	3	Intermodal	685	671	2

$1,195	$1,156	3%	Total	$1,192	$1,162	3%

Agricultural - Revenue increased 10% in the third quarter and 6% for the year-to-date period of 2003 over the comparable periods in 2002. Third quarter volume increased 5% while year-to-date volume was flat over last year. Average revenue per car increased 5% in both periods. Demand for domestic wheat and Gulf export wheat led the improvement over 2002. Ethanol shipments also increased due to heightened demand for the fuel additive. Average revenue per car increased due to price increases, the positive mix impact of longer average length of haul shipments and fuel surcharges.

Automotive - Revenue declined 3% for the third quarter but increased 1% for the year-to-date period of 2003 over the comparable periods in 2002. The third quarter revenues from domestic manufacturers decreased compared to the same period last year, as the softening economy weakened demand for finished vehicles and forced production cuts. The year-to-date revenue growth was the result of increased volume due to market share gains for materials shipments. Average revenue per car decreased 2% in the third quarter but was flat for the year-to-date period as price increases and fuel surcharges were offset by the mix impact of disproportionate growth in materials shipments, which move at a lower average revenue per car than finished vehicles.

Chemicals - Revenue was flat for both the third quarter and year-to-date period of 2003 over the comparable periods of 2002, as declining carloads in both periods were partially offset by an increase in average revenue per car. Reduced plastics volume led the decline in carloads in both periods, as the soft economy combined with higher input costs caused producers to lower inventories and reduce shipments. Increased market demand for domestic and export soda ash partially offset the decline. Average revenue per car increased 3% for the third quarter and 2% year-to-date, due to a mix shift toward longer average length of haul, price increases, fewer cars in storage in transit and fuel surcharges.

Energy - Revenue increased 6% for the third quarter and 3% for the year-to-date period of 2003 over the comparable periods of 2002. First quarter volume was hampered by the absence of export traffic from the Colorado and Utah mining regions, which Japan is now sourcing from other Far Eastern producers. Severe weather in February and March also negatively impacted coal volumes. Strong utility demand due to lower inventories in the second and third quarter resulted in a 1% increase in year-to-date carloads. Average revenue per car increased 2% in both periods, due to index-based contract escalators and longer average length of haul.

Industrial Products - Revenue increased 7% for the third quarter and 6% for the year-to-date period of 2003 over the comparable periods of 2002, due to increases in carloads and average revenue per carload. The volume increase was led by lumber, as housing starts and low interest rates continued to drive business. Government shipments of military equipment and ammunition in support of the war effort also contributed to the increase. Steel and scrap shipments increased as the weakening dollar created higher domestic and export demand for U.S. produced steel, augmented by market share gains. Average revenue per car increased 4% in the third quarter and 3% year-to-date, primarily due to positive mix, fuel surcharges and price increases.

Intermodal - Revenue was flat for the third quarter and increased 1% for the year-to-date period of 2003 over the comparable periods of 2002, as a decline in carloads in the third quarter was more than offset by an increase in average revenue per car. Domestic carloads were up in both periods while international carloads decreased in the third quarter and year-to-date due to penetration losses, partially offset by strong first quarter market growth. Average revenue per car for the three and nine month periods increased due to fuel surcharges and price increases.

Mexico Business - Included in the rail commodity revenue reported above is Mexican related revenue, which increased 1% to $218 million for the third quarter and was flat at $650 million for the year-to-date period of 2003 over the comparable periods of 2002. Business growth was led by strong grain export movements and penetration gains from motor carriers in auto part shipments. Reduced steel and scrap along with finished vehicle imports partially offset the increase.

Operating Expenses – Operating expenses increased $152 million (7%) to $2.4 billion in the third quarter of 2003 and $454 million (7%) year-to-date when compared to 2002. The increase in operating expenses is due primarily to higher fuel prices, in addition to wage and benefit inflation and volume-related costs as gross ton miles for the quarter and year-to-date periods increased 3% and 2% respectively. A reduction in employment levels, lower depreciation expense (see Depreciation discussion) and cost control efforts partially offset the increase. Cost control efforts are defined as focused actions to reduce discretionary spending and failure costs. Expenses in the third quarter were also negatively impacted by increased crew and asset utilization costs.

Salaries, Wages and Employee Benefits - Salaries, wages and employee benefits increased $59 million (7%) in the third quarter of 2003 compared to 2002. Year-to-date, wage and benefit expenses rose $148 million (6%). Increases were driven by the adoption of FAS 143 (see note 10 to the Consolidated Financial Statements), inflation, protection costs, increased crew utilization costs due to a shortage of available crews and increased pension expenses. A 3% and 2% reduction in employee force levels for the third quarter and year-to-date periods, respectively, as well as improvements in productivity partially offset the effects of inflation and protection costs for both periods. Protection cost represents the differential payment when the wage earned for active employment is lower than an employee’s “protected” rate of pay. An individual’s protected rate is imposed by the Surface Transportation Board for employees adversely affected by a merger or is established by collective bargaining agreements in other cases. The adoption of FAS 143 accounted for $30 million and $87 million of the increases for the third quarter and year-to-date, respectively.

Equipment and Other Rents - Equipment and other rents primarily includes rental expense UPRR pays for freight cars owned by other railroads or private companies; freight car, intermodal and locomotive leases; other specialty equipped vehicle leases; and office and other rentals. Expenses decreased $7 million (2%) in the third quarter and $22 million (2%) year-to-date compared to 2002. The third quarter decrease was due primarily to reduced rental prices for private freight cars, partially offset by increased car cycle times driven by higher inventory levels due to slower network train speed. Equipment and other rents decreased year-to-date due to lower rental prices for private cars and a reduction in lease expenses due to lower car cycle times and lower general car expenses in the first quarter of 2003, partially offset by higher locomotive lease expense. The higher locomotive lease expense is due to UPRR’s increased leasing of new, more reliable and fuel efficient locomotives. These new locomotives replaced older, non-leased models in the fleet, which helped reduce expenses for depreciation, labor, materials and fuel during the period.

Depreciation - The majority of depreciation expense relates to track structure, including rail, ties and other track material. Depreciation expense decreased $19 million (7%) in the third quarter and $59 million (7%) year-to-date over 2002. The adoption of FAS 143 (see note 9 to the Consolidated Financial Statements) decreased depreciation expense in the third quarter by $24 million and $73 million year-to-date. Additionally, implementation of the recent depreciation study required and approved by the Surface Transportation Board resulted in lower depreciation expense of $12 million and $37 million for the third quarter and first nine months of 2003, respectively, due to a reduction in depreciation rates for certain track assets (effective January 1, 2003), offset by increased rates for locomotives and other assets (effective July 1, 2003). Capital spending in recent years has increased the total value of the Company’s depreciable assets. Capital spending totaled $1.3 billion in both nine month periods ended September 30, 2003 and 2002.

Fuel and Utilities - Fuel and utilities is comprised of locomotive fuel, utilities other than telephone, gasoline and other fuels. Expenses increased $53 million (19%) in the third quarter and $235 million (31%) year-to-date 2003 compared to a year ago. The increase was driven by higher fuel prices minimally offset by a lower fuel consumption rate, as measured by gallons consumed per thousand gross ton miles. Fuel prices averaged 90 cents per gallon in the third quarter of 2003 compared to 75 cents per gallon in the third quarter of 2002 (price includes taxes and transportation costs). Year-to-date, fuel prices averaged 93 cents per gallon compared to 70 cents per gallon in 2002. Higher fuel prices in 2003 resulted in a $48 million increase in fuel expense in the third quarter and $227 million increase year-to-date compared to 2002. The lower consumption rate decreased fuel expense by $4 million in the third quarter and $15 million year-to-date. A 3% increase in gross ton miles for the third quarter and a 2% increase year-to-date resulted in additional fuel expense of $6 million and $13 million, respectively. The Railroad hedged approximately 7% of its fuel consumption for the third quarter and year-to-date, which decreased fuel costs by $4 million in the third quarter and $15 million year-to-date. Gasoline, utilities and propane expenses increased $3 million in the third quarter and $10 million year-to-date primarily due to higher fuel prices.

Materials and Supplies - Materials used for the maintenance of the Railroad’s lines, structures and equipment is the principal component of materials and supplies expense. Office, small tools and other supplies along with the costs of freight services purchased to ship company materials are also included. Expenses decreased $14 million (12%) in the third quarter and $54 million (15%) year-to-date, primarily due to the adoption of FAS 143 (see note 10 to the Consolidated Financial Statements), fewer locomotive and freight car repairs, reduced material freight charges, cost control measures and a shift to more contracting of locomotive repairs, which resulted in a corresponding increase to Purchased Services and Other Costs. The decreases were partially offset by increased costs for locomotive materials.

Casualty Costs - The largest component of casualty costs is personal injury expense. Freight and property damage, insurance, environmental matters and occupational illness expense are also included in casualty costs. Costs increased $19 million (22%) in the third quarter compared to 2002 and $42 million (16%) year-to-date due primarily to higher personal injury expense and insurance costs.

Purchased Services and Other Costs - Purchased services and other costs include the costs of services purchased from outside contractors, state and local taxes, net costs of operating facilities jointly used by UPRR and other railroads, transportation and lodging for train crew employees, trucking and contracting costs for intermodal containers, leased automobile maintenance expenses, telephone and cellular expense, employee travel expense and computer and other general expenses. Expenses increased $61 million (28%) in the third quarter and $164 million (24%) year-to-date when compared to last year. In the third quarter of 2003, higher expenses were driven by increased state and local taxes, increased spending for contract services and higher expenses for jointly operated facilities. Expenses increased year-to-date primarily due to increased contract services, higher state and local taxes, increased intermodal volume costs, joint facility expenses, and crew transportation costs.

Operating Income – Third quarter operating income decreased $44 million (7%) to $594 million while operating income year-to-date declined $197 million (11%) to $1.5 billion as higher fuel prices, wage and benefit inflation, volume and resource utilization costs offset higher revenues, lower depreciation expense and cost control efforts.

Non-Operating Items – Interest expense decreased $12 million (9%) in the third quarter and $38 million (9%) year-to-date due to lower interest rates and a lower average debt level in 2003. Other income decreased $131 million (82%) in the third quarter and $155 million (72%) year-to-date compared to 2002 due to lower gains from real estate sales (2002 land and track sale to the Utah Transit Authority with a pre-tax value of $141 million). Income tax expense decreased $66 million (27%) in the third quarter and $120 million (21%) year-to-date compared to 2002 due to lower pre-tax income and higher state tax incentives in 2003.

OTHER MATTERS

Intercompany Relationship with UPC — At September 30, 2003 and December 31, 2002, the Railroad had $961 million and $904 million working capital deficit balances, respectively, relating to UPC’s management of its cash position. As part of UPC’s cash management activities, the Railroad advances excess cash (cash available after satisfying all of the Railroad’s obligations and paying dividends to UPC) to UPC. Dividends declared and paid to UPC by the Railroad typically approximate the dividends that UPC declares to its shareholders; however, there is no formal requirement to do so. The dividend declaration between the Railroad and UPC is determined solely by the Railroad’s Board of Directors. To the extent the Railroad requires additional cash for use in its operations, UPC makes such funds available for borrowing by the Railroad. Transactions between UPC and UPRR are treated as net intercompany borrowings in the Consolidated Statements of Financial Position.

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

    UPC provides the Company with various services, including strategic planning, legal, treasury, accounting, auditing, insurance, human resources and corporate affairs. In 2003, pursuant to a services agreement, UPC will continue to provide services to the Company, and the Company will pay UPC its share of the costs as determined by an independent review. Billings for these services were $13 million and $40 million for the three months and nine months ended September 30, 2003.

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

Ratio of Earnings to Fixed Charges — For the three months and nine months ended September 30, 2003, the Company’s ratio of earnings to fixed charges was 4.0 and 3.6, respectively, compared to 5.4 and 4.4 for the three months and nine months ended September 30, 2002. The ratio of earnings to fixed charges has been computed on a consolidated basis. Earnings represent income before cumulative effect of accounting change, less equity in undistributed earnings of unconsolidated affiliates, plus fixed charges and income taxes. Fixed charges represent interest charges, amortization of debt discount and the estimated amount representing the interest portion of rental charges.

Pensions - During the first quarter of 2003, the Company decreased its assumed rate of return on pension plan assets from 9% to 8%. This assumption change will result in an increase to 2003 pension expense of $14 million. During the first nine months of 2003, the Railroad voluntarily contributed $50 million to its pension plan.

Network Performance – The Railroad’s operating efficiency has been adversely impacted due to record-level volumes, an expanded summer maintenance program and a shortage of trainmen, engineers and yardmasters. Programs are being put in place which the Railroad believes should remediate the situation by early next year including, among other things, hiring and training additional employees and acquiring additional locomotives.

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

     In October 2003, the FASB issued FASB Staff Position Number FIN 46-6 (FSP 46-6) which provides public entities an opportunity to delay implementation of FIN 46, for agreements entered into prior to February 1, 2003, until periods ending after December 15, 2003. FSP 46-6 does not impact the Company, as the Company has already adopted FIN 46.

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

OTHER MATTERS

     As previously reported, Western Resources, Inc. (Western) filed a complaint on January 24, 2000, in the U.S. District Court for the District of Kansas alleging that UPRR and The Burlington Northern and Santa Fe Railway Company (BNSF) materially breached their service obligations under the transportation contract to deliver coal in a timely manner to Western’s Jeffrey Energy Center. The original complaint sought recovery of consequential damages and termination of the contract, excusing Western from further performance. In an amended complaint filed September 1, 2000, Western claimed the right to retroactive termination and added a claim for restitution. The matter went to trial before a jury on August 20, 2002. On September 12, 2002, the jury returned a verdict finding that the contract had not been breached by the railroads, and the judgment dismissing the case was entered by the court on September 16, 2002. Western filed a motion for new trial on September 30, 2002, which was denied by the court on March 6, 2003. Western filed notice of its intent to appeal the verdict to the 10th Circuit Court of Appeals on April 4, 2003. The parties reached a settlement on October 22, 2003. Western is in the process of dismissing its appeal in return for the payment to Western of $50,000 by the railroads and waiving their respective rights to recover costs from Western.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibits are listed in the exhibit index on page 23.

     (b) Reports on Form 8-K

On October 23, 2003, the Registrant furnished a Current Report on Form 8-K announcing UPC’s financial results for the third quarter of 2003.*

On July 24, 2003, the Registrant furnished a Current Report on Form 8-K announcing UPC’s financial results for the second quarter of 2003.*

* These reports were furnished under Item 12 of Form 8-K and are referenced herein for informational purposes only. Therefore, they are not, and none of their contents should be deemed, incorporated by reference into any registration statements filed by UPRR with the SEC under the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2003

UNION PACIFIC RAILROAD COMPANY (Registrant)

By /s/ James R. Young

James R. Young, Chief Financial Officer (Principal Financial Officer)

By /s/ Richard J. Putz

Richard J. Putz, Chief Accounting Officer and Controller (Chief Accounting Officer and Duly Authorized Officer)

UNION PACIFIC RAILROAD COMPANY
EXHIBIT INDEX

Exhibit No.	Description

Exhibits Filed with this Statement

12(a)	Ratio of Earnings to Fixed Charges for the Three Months Ended September 30, 2003 and 2002.
12(b)	Ratio of Earnings to Fixed Charges for the Nine Months Ended September 30, 2003 and 2002.
31(a)	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Richard K. Davidson.
31(b)	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – James R. Young.
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Richard K. Davidson and James R. Young.

Exhibits Incorporated by Reference

3(a)	Amended Certificate of Incorporation of the Registrant, effective as of February 1, 1998, is incorporated herein by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.
3(b)	By-laws of the Registrant, as amended effective as of November 19, 1998, are incorporated herein by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.