Form 10-Q
period 2004-03-31
UNION PACIFIC RAILROAD CO/DE
filed 2004-05-07
CIK 92259

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

- OR -

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-6146

UNION PACIFIC RAILROAD COMPANY

(Exact name of registrant as specified in its charter)

DELAWARE	94-6001323
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of April 30, 2004, the Registrant had outstanding 7,130 shares of Common Stock, $10 par value, and 620 shares of Class A Stock, $10 par value.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

UNION PACIFIC RAILROAD COMPANY

Consolidated Statements of Income (Unaudited)

Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate Companies

Millions of Dollars, For the Three Months Ended March 31,	2004	2003
Operating Revenues	$2,884	$2,725
Operating expenses:
Salaries, wages and employee benefits	994	940
Equipment and other rents	326	309
Depreciation	273	274
Fuel and utilities	389	352
Materials and supplies	122	102
Casualty costs	148	100
Purchased services and other costs	318	277

Total operating expenses	2,570	2,354

Operating income	314	371
Other income	19	14
Interest expense	(128)	(126)

Income before income taxes	205	259
Income taxes	(41)	(92)

Income before cumulative effect of accounting change	164	167
Cumulative effect of accounting change, net of income tax expense of $167	—	274

Net income	$164	$441

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Financial Position (Unaudited)

Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate Companies

Millions of Dollars	Mar. 31, 2004	Dec. 31, 2003
Assets
Current Assets
Cash and temporary investments	$69	$154
Accounts receivable, net	498	473
Inventories	273	267
Current deferred income taxes	297	184
Other current assets	182	181

Total current assets	1,319	1,259

Investments:
Investments in and advances to affiliated companies	712	688
Other investments	33	37

Total investments	745	725

Properties:
Road and other	30,993	30,635
Equipment	7,676	7,649

Total cost	38,669	38,284
Accumulated depreciation	(8,252)	(8,022)

Net properties	30,417	30,262

Other assets	290	295

Total assets	$32,771	$32,541

Liabilities and Common Shareholders’ Equity
Current Liabilities:
Accounts payable	$479	$502
Accrued wages and vacation	373	359
Accrued casualty costs	391	385
Income and other taxes	205	247
Debt due within one year	270	167
Interest	57	73
Equipment rents payable	132	128
Other current liabilities	299	370

Total current liabilities	2,206	2,231
Intercompany borrowing from UPC	4,526	4,372
Third-party debt due after one year	1,840	1,998
Deferred income taxes	9,434	9,287
Accrued casualty costs	657	595
Retiree benefits obligation	631	678
Other long-term liabilities	328	319
Redeemable Preference Shares	15	16
Commitments and contingencies
Common shareholders’ equity	13,134	13,045

Total liabilities and common shareholders’ equity	$32,771	$32,541

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Cash Flows (Unaudited)

Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate Companies

Millions of Dollars, For the Three Months Ended March 31,	2004	2003
Operating Activities
Net income	$164	$441
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	—	(274)
Depreciation	273	274
Deferred income taxes	33	42
Cash paid to fund pension plan	(50)	(50)
Other, net	46	(131)
Changes in current assets and liabilities, net	(160)	83

Cash provided by operating activities	306	385

Investing Activities
Capital investments	(389)	(412)
Proceeds from asset sales	18	20
Other investing activities, net	(40)	98

Cash used in investing activities	(411)	(294)

Financing Activities
Dividends paid to parent	(78)	(58)
Debt repaid	(55)	(49)
Advances from affiliated companies	153	139

Cash provided by (used in) financing activities	20	32

Net change in cash and temporary investments	(85)	123
Cash and temporary investments at beginning of period	154	110

Cash and temporary investments at end of period	$69	$233

Changes in Current Assets and Liabilities, Net
Accounts receivable, net	$(25)	$75
Inventories	(6)	(11)
Other current assets	(1)	(30)
Accounts, wages and vacation payable	(9)	43
Other current liabilities	(119)	6

Total	$(160)	$83

Supplemental cash flow information:
Non-cash locomotive lease financings	$—	$—
Cash (paid) received during the period for:
Interest	$(145)	$(140)
Income taxes, net	(25)	32

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statement of Changes in Common Shareholders’ Equity (Unaudited)

Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate Companies

Millions of Dollars, For the Three Months Ended March 31, 2004	Common Shares [a]	Class A Shares [b]	Paid-in- Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)				Total
					Minimum Pension Liability Adjustments	Foreign Currency Translation Adjustments	Derivative Adjustments	Total
Balance at January 1, 2004	$—	$—	$4,782	$8,387	$(109)	$(18)	$3	$(124)	$13,045

Net income	—	—	—	164	—	—	—	—	164
Other comprehensive income, net of tax[c]	—	—	—	—	—	2	1	3	3

Comprehensive income									167
Dividends declared	—	—	—	(78)	—	—	—	—	(78)

Balance at March 31, 2004	$—	$—	$4,782	$8,473	$(109)	$(16)	$4	$(121)	$13,134

[a]	Common Stock, $10.00 par value; 9,200 shares authorized; 4,465 outstanding.
[b]	Class A Stock, $10.00 par value; 800 shares authorized; 388 outstanding.
[c]	Other comprehensive income, net of tax of $2 million.

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY AND AFFILIATE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For purposes of this report, unless the context otherwise requires, all references herein to the “Company,” “we,” “us,” and “our” mean Union Pacific Railroad Company.

1. Responsibilities for Financial Statements - Union Pacific Railroad Company (the Registrant), a Class I railroad incorporated in Delaware and an indirect wholly owned subsidiary of Union Pacific Corporation (the Corporation or UPC), together with a number of wholly owned and majority-owned subsidiaries and certain affiliates (collectively, UPRR, the Company or the Railroad), operates various railroad and railroad-related businesses. Our Consolidated Financial Statements are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented. Our Consolidated Statement of Financial Position at December 31, 2003 is derived from audited financial statements. Our Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2003 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results for the entire year ending December 31, 2004. Certain prior year amounts have been reclassified to conform to the 2004 financial statement presentation.

2. Stock-Based Compensation – We participate in the Corporation’s stock incentive plans. We account for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation expense related to stock option grants is reflected in net income as all options granted under those plans had an exercise price equal to the market value of our common stock on the date of grant. Stock-based compensation expense related to retention shares, stock units and other incentive plans is reflected in net income. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation. See note 10 to the Consolidated Financial Statements for discussion of the proposed accounting standard related to the treatment of stock options.

	Three Months Ended March 31,
Millions of Dollars	2004	2003
Net income, as reported	$164	$441
Stock-based employee compensation expense included in reported net income, net of tax	1	5
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(5)	(9)

Pro forma net income	$160	$437

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions for options granted during the first three months of 2004 and 2003:

	2004	2003
Risk-free interest rates	3.3%	2.9%
Dividend yield	1.7%	1.5%
Expected lives-years	5.6	5.0
Volatility	25.9%	28.4%

3. Transactions with Affiliates - At March 31, 2004 and December 31, 2003, we had $887 million and $972 million working capital deficit balances, respectively, relating to UPC’s management of our cash position. As part of UPC’s cash management activities, we advance excess cash (cash available after satisfying all of our obligations and paying dividends to UPC) to UPC. We declare and pay dividends to UPC which typically approximate the dividends that UPC declares to its shareholders; however, there is no formal requirement to do so. The dividend declaration between us and UPC is determined solely by our Board of Directors. To the extent we require additional cash for use in our operations, UPC makes such funds available to us for borrowing. Transactions between UPC and us are treated as net intercompany borrowings in the Consolidated Statements of Financial Position.

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

UPC provides us with various services, including strategic planning, legal, treasury, accounting, auditing, insurance, human resources and corporate affairs. In 2004, pursuant to a services agreement, UPC will continue to provide services to us, and we will pay UPC our share of the costs. Billings for these services were $12 million and $15 million for the three months ended March 31, 2004 and 2003, respectively.

4. Financial Instruments

Strategy and Risk - We use derivative financial instruments in limited instances for other than trading purposes to manage risk related to changes in fuel prices. We are not a party to leveraged derivatives and, by policy, do not use derivative financial instruments for speculative purposes. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. We formally document the nature and relationships between the hedging instruments and hedged items, as well as our risk-management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness. We use swaps, collars, futures and/or forward contracts to mitigate the downside risk of adverse price movements and hedge the exposure to variable cash flows. The use of these instruments also limits future benefits from favorable movements. The purpose of these programs is to protect our operating margins and overall profitability from adverse fuel price changes.

Market and Credit Risk – We address market risk related to derivative financial instruments by selecting instruments with value fluctuations that highly correlate with the underlying hedged item. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring high credit standards for counterparties and periodic settlements. At March 31, 2004, we have not been required to provide collateral, nor have we received collateral relating to our hedging activities.

Determination of Fair Value - The fair values of our derivative financial instrument positions at March 31, 2004 and December 31, 2003, were determined based upon current fair values as quoted by recognized dealers or developed based upon the present value of expected future cash flows discounted at the applicable swap spread.

Fuel Strategy - Fuel costs are a significant portion of our total operating expenses. As a result of the significance of fuel costs and the historical volatility of fuel prices, we periodically use swaps, collars, futures and/or forward contracts, as well as our fuel surcharge programs, to mitigate the impact of adverse fuel price changes.

The following is a summary of our derivative financial instruments at March 31, 2004 and December 31, 2003:

Millions, Except Average Commodity Prices	Mar. 31, 2004	Dec. 31, 2003
Fuel hedging:
Swaps:
Number of gallons hedged for 2003 [a]	—	145
Average price of 2003 hedges (per gallon) [b]	$—	$0.63
Number of gallons hedged for the remainder of 2004	—	—
Average price of 2004 hedges outstanding (per gallon)	$—	$—

Collars:
Number of gallons hedged for 2003 [a]	—	22
Average cap price for 2003 collars (per gallon) [b]	$—	$0.77
Average floor price for 2003 collars (per gallon) [b]	$—	$0.67
Average ceiling price for 2003 collars (per gallon) [b]	$—	$0.88
Number of gallons hedged for the remainder of 2004	85	120
Average cap price for 2004 collars outstanding (per gallon) [b]	$0.72	$0.74
Average floor price for 2004 collars outstanding (per gallon) [b]	$0.63	$0.64
Average ceiling price for 2004 collars outstanding (per gallon) [b]	$0.85	$0.86

[a]	Fuel hedges expired December 31, 2003.
[b]	Excluding taxes, transportation costs and regional pricing spreads.

The fair value asset positions of our outstanding derivative financial instruments at March 31, 2004 and December 31, 2003 were as follows:

Millions of Dollars	Mar. 31, 2004	Dec. 31, 2003
Fuel hedging:
Gross fair value asset position	$7	$6
Gross fair value (liability) position	—	—

Total fair value asset position	$7	$6

Fuel hedging positions will be reclassified from accumulated other comprehensive income to fuel expense over the life of the hedge as fuel is consumed.

The decrease in fuel expense from hedging increased pre-tax income by $4 million and $8 million during the three months ended March 31, 2004 and 2003, respectively.

For the three months ended March 31, 2004, we recorded less than $1 million for fuel hedging ineffectiveness.

Sale of Receivables – We have sold without recourse on a 364-day revolving basis, an undivided interest in a designated pool of accounts receivable to investors through Union Pacific Receivables, Inc. (UPRI), a bankruptcy-remote subsidiary. At March 31, 2004 and December 31, 2003, UPRI had transferred $748 million and $695 million, respectively, of accounts receivable to the investors. UPRI subsequently sells an interest in such pool to the investors and retains an undivided interest in a portion of these receivables. This retained interest is included in accounts receivable in our Consolidated Financial Statements. At March 31, 2004 and December 31, 2003, UPRI had a retained interest of $158 million and $105 million, respectively. The outstanding undivided interest held by investors of $590 million at both March 31, 2004 and December 31, 2003 is sold at carrying value, which approximates fair value, and there is no gain or loss recognized from the transaction. These sold receivables are not included in our Consolidated Financial Statements.

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

We have been designated by the investors to service the sold receivables; however, no servicing asset or liability has been recognized as the servicing fees adequately compensate us for our responsibilities. The costs of the sale of receivables program are included in other income and were $2 million and $3 million for the first three months of 2004 and 2003, respectively. The costs include interest, program fees paid to banks, commercial paper issuing costs and fees for unused commitment availability. Payments collected from sold receivables can be reinvested in new receivables on behalf of the buyers. Proceeds from collections reinvested in the program were approximately $3 billion in the first three months of both 2004 and 2003.

5. Debt Redemption - On April 5, 2004, we redeemed the Missouri Pacific Railroad Company 4.25% first mortgage bonds with an outstanding balance of approximately $92 million and a maturity date of January 1, 2005.

6. Retirement Plans

Pension and Other Postretirement Benefits

Pension Plans –We provide defined benefit retirement income to eligible non-union employees through the Corporation’s qualified and non-qualified (supplemental) pension plans. Qualified and non-qualified pension benefits are based on years of service and the highest compensation during the latest years of employment with specific reductions made for early retirements.

Other Postretirement Benefits (OPEB) – All non-union and certain of our union employees participate in the Corporation’s defined contribution medical and life insurance programs for retirees. These costs are funded as medical and life claims are paid.

Expense

Both pension and OPEB expense is determined based upon the annual service cost of benefits (the actuarial cost of benefits earned during a period) and the interest cost on those liabilities, less the expected return on plan assets. With respect to the value of pension plan assets, the expected long-term rate of return on plan assets is applied to a calculated value of plan assets that recognizes changes in fair value over a five-year period. This practice is intended to reduce year-to-year volatility in pension expense, but it may have the effect of delaying the recognition of differences between actual returns on assets and expected returns based on long-term rate of return assumptions.

Differences in actual experience in relation to assumptions are not recognized immediately, but are deferred and, if necessary, amortized as pension or OPEB expense.

The components of our net periodic pension and other postretirement benefit costs for the three months ended March 31, 2004 and 2003 were as follows:

	Pension		OPEB
	Three Months Ended March 31,		Three Months Ended March 31,
Millions of Dollars	2004	2003	2004	2003
Service cost	$8	$7	$2	$2
Interest cost	29	28	9	9
Expected return on plan assets	(34)	(32)	—	—
Amortization of:
Transition obligation	(1)	(1)	—	—
Prior service cost (credit)	2	2	(5)	(4)
Actuarial loss	1	—	4	4

Total net periodic benefit cost	$5	$4	$10	$11

Cash Contributions

As of March 31, 2004, we have voluntarily contributed $50 million to our pension plans, and we do not expect to make additional contributions in 2004.

7. Capital Stock – The number of shares shown in the Common Stock section of the Consolidated Statement of Changes in Common Shareholders’ Equity excludes 2,665 shares of Common Stock and 232 shares of Class A Stock owned by Southern Pacific, an affiliate of the Registrant, whose results are included in the Company’s Consolidated Financial Statements.

8. Other Income - Other income included the following for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
Millions of Dollars	2004	2003
Net gain on non-operating asset dispositions	$14	$10
Rental income	11	12
Interest income	1	1
Other, net	(7)	(9)

Total	$19	$14

9. Commitments and Contingencies

Unasserted Claims - There are various claims and lawsuits pending against us and certain of our subsidiaries. It is not possible at this time for us to determine fully the effect of all unasserted claims on our consolidated financial condition, results of operations or liquidity; however, to the extent possible, where unasserted claims can be estimated and where such claims are considered probable, we have recorded a liability. We do not expect that any known lawsuits, claims, environmental costs, commitments, contingent liabilities or guarantees will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

Personal Injury and Occupational Illness - The cost of personal injuries to employees and others related to our activities is charged to expense based on estimates of the ultimate cost and number of incidents each year. We use third-party actuaries to assist us in properly measuring the expense and liability. Compensation for work-related accidents is governed by the Federal Employers’ Liability Act (FELA). Under FELA, damages are assessed based on a finding of fault through litigation or out-of-court settlements. We offer a comprehensive variety of services and rehabilitation programs for employees who are injured at work. Expenses for our personal injury-related events for the three months ended March 31, 2004 and 2003 were $100 million and $58 million, respectively. Our 2004 expense was negatively impacted by a $30 million jury verdict, excluding interest, awarded against us for a 1998 grade-crossing accident. As of March 31, 2004 and December 31, 2003, we had a liability of $669 million and $615 million, respectively, accrued for future personal injury costs, of which $272 million was recorded in current liabilities as accrued casualty costs in both years. We have additional amounts accrued for claims related to certain alleged occupational illnesses. The impact of current obligations is not expected to have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

Environmental Costs – We generate and transport hazardous and non-hazardous waste in our current operations, and have done so in our former operations, and we are subject to federal, state and local environmental laws and regulations. We have identified approximately 397 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 51 sites that are the subject of actions taken by the U.S. government, 29 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

When an environmental issue has been identified with respect to the property owned, leased or otherwise used in the conduct of our business, we and our consultants perform environmental assessments on such property. We expense the cost of the assessments as incurred. We accrue the cost of remediation where our obligation is probable and such costs can be reasonably estimated.

As of March 31, 2004 and December 31, 2003, we had a liability of $186 million and $187 million, respectively, accrued for future environmental costs, of which $52 million and $57 million were recorded in current liabilities as accrued casualty costs. During the three months ended March 31, 2004 and 2003 we expensed $8 million and $9 million, respectively, related to environmental matters. The liability includes future costs for remediation and restoration of sites, as well as for ongoing monitoring costs, but excludes any anticipated recoveries from third parties. Cost estimates are based on information available for each site, financial viability of other potentially responsible parties and existing technology, laws and regulations. We believe that we have adequately accrued for our ultimate share of costs at sites subject to joint and several liability. However, the ultimate liability for remediation is difficult to determine because of the number of potentially responsible parties involved, site-specific cost sharing arrangements with other potentially responsible parties, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites and/or the speculative nature of remediation costs. The impact of current obligations is not expected to have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

Purchase Obligations and Guarantees - We periodically enter into financial and other commitments in connection with our businesses. We do not expect that these commitments or guarantees will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

At March 31, 2004, we were contingently liable for $391 million in guarantees and $27 million in letters of credit. These contingent guarantees were entered into in the normal course of business and include guaranteed obligations of affiliated operations. A liability of approximately $6 million has been recorded related to these guarantees as of March 31, 2004. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees.

As described in note 10 to our Consolidated Financial Statements, Item 8, in our 2003 Annual Report on Form 10-K, we have a synthetic operating lease arrangement to finance a new headquarters building. We guaranteed a residual value equal to 85% of the total construction-related costs upon completion of the building. During construction, we guarantee 89.9% of the construction costs incurred. At March 31, 2004, our guarantee related to the building was approximately $144 million. The guarantee will be approximately $220 million upon completion of the building. At March 31, 2004, we had a liability of approximately $6 million related to the fair value of this guarantee. UPC guarantees all of our obligation under this lease.

10. Accounting Pronouncements - In March 2004, the FASB issued an exposure draft, “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95”. If finalized as drafted, we will be required to record compensation expense for stock options beginning January 1, 2005. We will be required to record compensation costs based on the fair value of the awards granted to employees. Fair value will be measured using an acceptable pricing model. We are currently assessing the impact that this standard would have on our Consolidated Financial Statements.

11. Cumulative Effect of Accounting Change - Surface Transportation Board (STB) accounting rules require that railroads accrue the cost of removing track structure over the expected useful life of these assets. Railroads historically used this prescribed accounting for reports filed with both the STB and SEC. In August 2001, the FASB issued Statement No. 143, “Accounting for Asset Retirement Obligations” (FAS 143). This statement was effective for us beginning January 1, 2003, and prohibits the accrual of removal costs unless there is a legal obligation to remove the track structure at the end of its life. We concluded that we did not have a legal obligation to remove the track structure, and therefore, under generally accepted accounting principles, we could not accrue the cost of removal in advance. As a result, reports filed with the SEC will reflect the expense of removing these assets in the period in which they are removed. For STB reporting requirements only, we will continue to follow the historical method of accruing in advance, as prescribed by the STB. FAS 143 also requires us to record a liability for legally obligated asset retirement costs associated with tangible long-lived assets. In the first quarter of 2003, we recorded income from a cumulative effect of accounting change, related to the adoption of FAS 143, of $274 million, net of income tax expense of $167 million. The accounting change had no effect on our liquidity.

Item 2. Management’s Narrative Analysis of the Results of Operations

UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY

AND AFFILIATE COMPANIES

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 Compared to

Three Months Ended March 31, 2003

For purposes of this report, unless the context otherwise requires, all references herein to the “Company,” “we,” “us,” and “our” mean Union Pacific Railroad Company.

The following discussion should be read in conjunction with the Consolidated Financial Statements and applicable notes to the Consolidated Financial Statements, Item 1, and other information included in this report.

Union Pacific Railroad Company (the Registrant), a Class I railroad incorporated in Delaware and an indirect wholly owned subsidiary of Union Pacific Corporation (the Corporation or UPC), together with a number of wholly owned and majority owned subsidiaries and certain affiliates (collectively, UPRR, the Company or Railroad), operates various railroad and railroad-related businesses.

Available Information

Our Internet website is www.up.com. We make available free of charge on our website (under the “Investors” caption link) our 2003 Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, the Corporation’s proxy statement and Forms 3, 4 and 5, filed on behalf of UPC’s directors and executive officers and amendments to such reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the Exchange Act), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities Exchange Commission (SEC). We also make available on our website previously filed SEC reports and exhibits via a link to EDGAR on the SEC’s Internet site at www.sec.gov. Additionally, the Corporation’s corporate governance materials, including Board Committee charters, governance guidelines and policies and codes of conduct and ethics for directors, officers and employees may also be found on our website at www.up.com/investors. From time to time, the corporate governance materials on our website may be updated as necessary to comply with rules issued by the SEC and NYSE or as desirable to promote the effective and efficient governance of our company. Any security holder wishing to receive, without charge, a copy of any of these SEC filings or corporate governance materials should write to Secretary, Union Pacific Corporation, 1416 Dodge Street, Room 1230, Omaha, NE 68179.

The reference to our website address in this report does not constitute incorporation by reference of the information contained on the website and should not be considered part of this report.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Consolidated Financial Statements may be material. Our critical accounting policies are available in our 2003 Annual Report on Form 10-K, Item 7. There have been no significant changes with respect to these policies during the first quarter of 2004.

Network Performance Update

At the beginning of 2003, the overall economic outlook was uncertain. After experiencing a soft economy in 2001 and 2002, we set employment levels in anticipation of a flat economy again in 2003. During the third quarter of 2003, the economy started to rebound, and we saw record-level volumes in the fourth quarter of 2003, which required more crew members than we had available for train service. As a result, we incurred additional operating expenses as crew utilization costs and car cycle times increased due to slower velocity. To alleviate the situation, we accelerated hiring efforts and temporarily brought in over 200 train service personnel from alternative sources, including other railroads, and we also initiated plans to accelerate locomotive acquisitions.

In January of 2004, progress was evident, as our velocity was improving even though demand continued to be strong. However, severe winter weather conditions and derailments on key routes strained our network and further hampered our ability to restore network fluidity. Our network speed and operating efficiency again deteriorated, which increased our need for additional train crews, locomotives, freight cars and system capacity. As discussed in this Item 2, operating expenses have been affected by our network performance, resulting in additional costs, including higher salary, equipment rent, fuel and other expenses.

Hiring and training efforts have continued at a significant rate, as nearly 1,000 trainmen were placed in service during the first quarter of 2004. We expect an additional 1,400 in the second quarter of 2004. We also are working aggressively to increase the training of experienced conductors to become engineers. By September of this year, approximately 3,700 new employees will be added into train service. New employee hiring will be partially offset by attrition. We estimate an average annual year-over-year increase of approximately 1,300 full-time equivalent train crew personnel. In addition to hiring and training crews, we have accelerated locomotive acquisitions to improve velocity. During 2004, we plan to acquire 270 new locomotives and put in service an additional 350 units under short-term leases, some of which have already entered our system. Limited steps have also been taken to reduce volume levels and thereby help to restore network fluidity. We are prepared to take further actions to reduce business levels if service metrics do not improve. In addition, we have established special customer service contacts in critical locations and temporary transload facilities in key terminals to alleviate congestion and manage the increased demand.

We believe we have identified and understand the underlying causes of our service issues and that we are taking the right steps to address those issues. We are uncertain as to when velocity and network performance will be restored to efficient levels. Our future results will be a function of the pace of our service improvement, which will be indicated by our train velocity, car volume and other operating metrics, all of which are updated weekly on our website at http://www.up.com/investors/reports.

Results of Operations

Income Before Cumulative Effect of Accounting Change – Income before the cumulative effect of accounting change decreased by $3 million (2%) in the first quarter of 2004 to $164 million when compared to the first quarter of 2003. The decrease was driven by wage and benefit inflation, volume-related expenses, operational costs associated with network performance, severe winter weather conditions in the Pacific Northwest and Midwest and derailments. In addition, increased casualty and interest expense associated with an unfavorable court ruling involving a 1998 third-party crossing accident negatively impacted income for the quarter. These factors were largely offset by substantial revenue growth; a one-time reduction of the deferred state income tax liability primarily attributable to relocating customer service, accounting and information technology operations to Omaha, Nebraska and state income tax credits earned on the investment in the new headquarters building in Omaha.

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

Operating revenues increased $159 million (6%) to $2.9 billion in the first quarter compared to 2003. Commodity revenue increased $170 million (7%) to $2.8 billion in the same period, led by growth in the Industrial Products, Agricultural and Intermodal commodity groups. First quarter revenue carloads rose 4% compared to a year ago, while average revenue per car (referred to as ARC) for the period gained 2% to $1,214 driven by pricing gains, fuel surcharges and index-based contract price escalators. We recognized $39 million and $21 million in operating revenue from our fuel surcharge programs in the first quarter of 2004 and 2003, respectively. Other revenues decreased $11 million (9%) to $107 million in the first quarter compared to a year ago as a result of a decrease in detention billing.

The following tables summarize the year-over-year changes in commodity revenue, revenue carloads and average revenue per car by commodity type:

Commodity Revenue Millions of Dollars	Three Months Ended March 31,		% Change
	2004	2003
Agricultural	$411	$373	10%
Automotive	297	302	(2)
Chemicals	410	394	4
Energy	586	561	4
Industrial Products	563	510	10
Intermodal	510	467	9

Total	$2,777	$2,607	7%

Revenue Carloads Thousands	Three Months Ended March 31,		% Change
	2004	2003
Agricultural	230	214	8%
Automotive	203	207	(2)
Chemicals	224	219	2
Energy	541	521	4
Industrial Products	365	340	7
Intermodal	725	693	5

Total	2,288	2,194	4%

Average Revenue Per Car	Three Months Ended March 31,		% Change
	2004	2003
Agricultural	$1,785	$1,741	3%
Automotive	1,461	1,462	—
Chemicals	1,833	1,796	2
Energy	1,084	1,077	1
Industrial Products	1,543	1,498	3
Intermodal	704	674	4

Total	$1,214	$1,188	2%

Agricultural - Revenue in the first quarter of 2004 rose 10% due to an 8% improvement in carloads and a 3% increase in ARC. The improvement in carloads was driven by increased demand for Gulf export wheat, as well as meal shipments to both Mexico and domestic locations. Revenue gains were also achieved through additional shipments of ethanol, resulting from heightened demand for the fuel additive. ARC improved due to price increases, the positive mix impact of longer average length of haul shipments and fuel surcharges.

Automotive – Revenue declined 2% for the first quarter of 2004 compared to 2003 as carloads decreased 2% and ARC remained essentially flat. The decrease in revenue was driven by a decline in revenues from domestic manufacturers, which were negatively impacted by lower production levels. Partially offsetting the losses were market share gains for international vehicle shipments.

Chemicals - Revenue grew 4% for the first quarter of 2004 over the comparable period in 2003, driven by 2% growth in both carloadings and ARC. An increase in market demand, related to the overall economic improvement for liquid and dry chemicals as well as liquified petroleum gas, more than offset revenue and volume losses in fertilizer shipments. ARC improved 2% due to a mix shift toward longer average length of haul moves, in addition to price increases and fuel surcharges.

Energy - Revenue increased 4% for the first quarter of 2004 compared to 2003. Strong utility demand due to the replenishing of inventories, in addition to increased demand for western coal, resulted in a 4% gain in carloads. In addition, the snowstorm in March of 2003 impacted the year-over-year carloading comparison. ARC increased 1%, primarily due to index-based contract escalators and longer average length of haul.

Industrial Products - Revenue increased 10% for the first quarter of 2004. The revenue gain was driven by a 7% gain in carloadings; which was attributable to strengthened demand for steel, stone and lumber; and 3% growth in ARC. The increase in steel was the result of higher demand for U.S. produced steel. Stone also contributed to the revenue gain as mild weather conditions in the southern part of the United States facilitated a strong paving season. Lumber shipments increased as housing starts and low interest rates continued to drive demand. ARC rose due to price increases, fuel surcharges and more high-ARC lumber moves.

Intermodal - Revenue climbed 9% in first quarter of 2004 driven by a 5% increase in carloads and a 4% gain in ARC. Domestic and international carloads were up due to strong imports and improved economic conditions. The improvement in ARC can be attributed to fuel surcharges and price increases.

Mexico Business - Included in the commodity revenue reported above is revenue from shipments to and from Mexico. This revenue increased 10% to $228 million for the first quarter of 2004 over the comparable period of 2003. Growth was led by an increase in agricultural revenues resulting from higher corn, wheat and meal exports and intermodal shipments. Reduced finished vehicle imports and revenue derived from auto parts moves partially offset the increase.

Operating Expenses – Operating expenses increased $216 million (9%) to $2.6 billion in the first quarter of 2004 compared to the same period in 2003. The increase was driven by wage and benefit inflation and volume-related costs, as gross ton miles for the quarter rose 4%. Additionally, we experienced higher casualty expense (associated with a $30 million jury verdict, excluding interest, awarded against us for a 1998 grade-crossing accident) and increased crew and asset utilization costs as the network continued to operate at suboptimal levels. Severe winter weather conditions in the Pacific Northwest and Midwest, as well as derailments experienced in key through-freight locations, also resulted in additional operating costs and further inhibited our ability to restore network fluidity.

Salaries, Wages and Employee Benefits - Salaries, wages and employee benefits increased $54 million (6%) in the first quarter of 2004 compared to 2003. Increases were driven by inflation, volume-related costs, training expenses associated with an increase in trainmen employment levels and increased crew utilization costs due to slower velocity. A severance program implemented in 2003 and lower protection costs and management performance-based compensation expense partially offset these increases in 2004. We also benefited from cost savings driven by a lower non-transportation workforce during the first quarter of 2004. Protection cost represents the differential payment when the wage earned for active employment is lower than an employee’s “protected” rate of pay. An individual’s protected rate is imposed by the Surface Transportation Board for employees adversely affected by a merger or is established by collective bargaining agreements in other cases.

Equipment and Other Rents - Equipment and other rents primarily includes rental expense we pay for freight cars owned by other railroads or private companies; freight car, intermodal and locomotive leases; other specialty equipped vehicle leases; and office and other rentals. Expenses increased $17 million (6%) in the first quarter of 2004 compared to the same period in 2003. The 4% increase in carloadings combined with slower network velocity increased our inventory levels and car cycle times. Car cycle time is defined as the amount of time that a car spends on our system without changing its loaded/unloaded status or having a new waybill issued. This resulted in higher locomotive and car rental expense. These increases were partially offset by reduced rental prices for private freight cars. The higher locomotive lease expense is also due to the increased leasing of new locomotives, which are being utilized for the higher business volumes and to assist us with network performance.

Depreciation - The majority of depreciation expense relates to track structure, including rail, ties and other track material. Depreciation expense was down $1 million to $273 million in the first quarter of 2004 compared to the same period in 2003. A depreciation study implemented in June of 2003, which reduced rates for certain track assets and raised rates for locomotives and other assets, decreased 2004 expense. Higher capital spending in recent years has increased the total value of our depreciable assets, thus requiring additional depreciation expense and mitigating the decrease due to the rate change.

Fuel and Utilities - Fuel and utilities is comprised of locomotive fuel, utilities other than telephone, gasoline and other fuels. Expenses increased $37 million (11%) in the first quarter compared to a year ago. The higher expense was driven by a 4% increase in gross ton miles and a 5% increase in the fuel consumption rate (measured by gallons consumed per thousand gross ton miles) which resulted in a 9% increase in gallons consumed. Slower network velocity was a contributing factor to the higher fuel consumption rate. Fuel price also increased marginally from an average price of $1.02 per gallon in the first quarter of 2004 compared to $1.00 per gallon in the first quarter of 2003

(price includes taxes and transportation costs). For the quarter, we hedged approximately 10% of our fuel consumption, which decreased fuel costs by $4 million during the period. Gasoline, utilities and propane expenses increased $4 million in the first quarter primarily due to higher prices.

Materials and Supplies - Materials used for the maintenance of our railroad lines, structures and equipment is the principal component of materials and supplies expense. Office, small tools and other supplies, along with the costs of freight services purchased to ship company materials, are also included. Expenses increased $20 million (20%) in the first quarter of 2004 due to increased use of locomotive repair materials associated with maintaining a larger fleet with more units off warranty, additional freight car repairs and other materials expenses. These increases were partially offset by a shift of additional third-party contracting of locomotive repairs, resulting in a corresponding increase to Purchased Services and Other Costs.

Casualty Costs - The largest component of casualty costs is personal injury expense. Freight and property damage, insurance, environmental matters and occupational illness expense are also included in casualty costs. Costs rose $48 million (48%) in the first quarter of 2004, due primarily to increased personal injury costs, including costs associated with a $30 million jury verdict, excluding interest, awarded against us for a 1998 grade-crossing accident. Expenses associated with destruction of foreign equipment and freight loss and damage also increased as the Railroad incurred more costs related to derailments in the first quarter of 2004 compared to 2003. Destruction of foreign equipment expense is incurred when equipment owned by other railroads is damaged while in our possession.

Purchased Services and Other Costs - Purchased services and other costs include the costs of services purchased from outside contractors, state and local operating taxes (primarily includes property and sales and use taxes), net costs of operating facilities jointly used by other railroads and us, transportation and lodging for train crew employees, trucking and contracting costs for intermodal containers, leased automobile maintenance expenses, telephone and cellular expense, employee travel expense and computer and other general expenses. Expenses increased $41 million (15%) in the first quarter of 2004 compared to last year driven by higher expenses for contract services, jointly operated facilities and state and local taxes. Trucking expenses for intermodal containers and crew transportation costs also rose due to additional volume and slower network velocity. The increase in contract services was primarily driven by an increase in locomotive maintenance expense (referenced in Materials and Supplies). Jointly operated facility expense rose in the first quarter of 2004 compared to the first quarter of 2003 primarily due to a large recollectible project that reduced expenses in 2003. State and local operating taxes increased primarily as a result of higher income levels (on a historical, rolling-average basis) used to project future earnings in assessing property taxes.

Operating Income – 2004 first quarter operating income decreased $57 million (15%) to $314 million as wage and benefit inflation, volume and resource utilization costs associated with network performance, severe weather conditions, derailments and higher casualty costs more than offset revenue growth of 6%.

Non-Operating Items – Interest expense increased $2 million (2%) in the first quarter due to interest expense of $6 million related to the 1998 grade-crossing jury verdict, partially offset by a lower average debt level. In the three months ended March 31, 2004, our average debt level decreased to $6.5 billion from $6.7 billion for the same period in 2003. Our effective interest rate was 7.8% during the first quarter of 2004 compared to 7.5% in 2003. The effective interest rate would have been unchanged if not for the interest associated with the jury verdict. Other income increased $5 million to $19 million in the first quarter compared to the same period in 2003, due primarily to higher gains from real estate sales. Income tax expense decreased $51 million (55%) in the first quarter compared to 2003 due to lower pre-tax income; a one-time reduction of the deferred state income tax liability primarily attributable to relocating customer service, accounting and information technology operations to Omaha, Nebraska and state income tax credits earned on the investment in the new headquarters building in Omaha.

Other Operating and Financial Statistics

	Three Months Ended March 31,
	2004	2003
Gross ton miles (billions)	251.9	241.3
Revenue ton miles (billions)	134.6	126.4

Gross and Revenue Ton Miles – The increase in the number of ton miles was driven by a 4% increase in carloadings in conjunction with longer average length of haul for Agricultural and Energy shipments and the positive impact of volume growth experienced in the higher density commodity groups, primarily Agricultural and Industrial Products.

Gross ton miles are calculated by multiplying the weight of a loaded or empty freight car by the number of miles hauled. Revenue ton miles do not include the weight of the freight car.

OTHER MATTERS

Intercompany Relationship with UPC - At March 31, 2004 and December 31, 2003, we had $887 million and $972 million working capital deficit balances, respectively, relating to UPC’s management of our cash position. As part of UPC’s cash management activities, we advance excess cash (cash available after satisfying all of our obligations and paying dividends to UPC) to UPC. We declare and pay dividends to UPC which typically approximate the dividends that UPC declares to its shareholders; however, there is no formal requirement to do so. The dividend declaration between us and UPC is determined solely by our Board of Directors. To the extent we require additional cash for use in our operations, UPC makes such funds available to us for borrowing. Transactions between UPC and us are treated as net intercompany borrowings in the Consolidated Statements of Financial Position.

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

UPC provides us with various services, including strategic planning, legal, treasury, accounting, auditing, insurance, human resources and corporate affairs. In 2004, pursuant to a services agreement, UPC will continue to provide services to us, and we will pay UPC our share of the costs. Billings for these services were $12 million and $15 million for the three months ended March 31, 2004 and 2003, respectively.

Commitments and Contingencies - There are various claims and lawsuits pending against us and certain of our subsidiaries. We are also subject to various federal, state and local environmental laws and regulations, pursuant to which it is currently participating in the investigation and remediation of various sites.

Pensions - As of March 31, 2004, we have voluntarily contributed $50 million to our pension plans, and we do not expect to make additional contributions in 2004.

Accounting Pronouncements – In March 2004, the FASB issued an exposure draft, “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95”. If finalized as drafted, we will be required to record compensation expense for stock options beginning January 1, 2005. We will be required to record compensation costs based on the fair value of the awards granted to employees. Fair value will be measured using an acceptable pricing model. We are currently assessing the impact that this standard would have on our Consolidated Financial Statements.

Ratio of Earnings to Fixed Charges - For the three months ended March 31, 2004, our ratio of earnings to fixed charges was 2.1 compared to 2.9 for the three months March 31, 2003. The ratio of earnings to fixed charges has been computed on a consolidated basis. Earnings represent income before cumulative effect of accounting change, less equity earnings net of distributions from unconsolidated affiliates, plus fixed charges and income taxes. Fixed charges represent interest charges, amortization of debt discount and the estimated amount representing the interest portion of rental charges.

CAUTIONARY INFORMATION

Certain statements in this report are, and statements in other material filed or to be filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us) are, or will be, forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements include, without limitation, statements regarding: expectations as to operational or service improvements; statements concerning expectations of the effectiveness of steps taken or to be taken to improve operations or service, including the hiring and training of train crews, acquisition of additional locomotives, infrastructure improvements and management of customer traffic on the system to meet demand; expectations as to cost savings, revenue growth and earnings; the time by which certain objectives will be achieved; statements or information concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; statements of management’s goals and objectives; estimates of costs relating to environmental remediation and restoration; proposed new products and services; expectations that claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters that will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity and any other similar expressions concerning matters that are not historical facts.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times that, or by which, such performance or results will be achieved, including expectations of operational and service improvements. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements.

The following important factors, in addition to those discussed in “Risk Factors” in Item 7 of our 2003 Annual Report on Form 10-K, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements:

•	whether we are fully successful in implementing our financial and operational initiatives, including gaining new customers and retaining existing ones, along with containment of operating costs;

•	whether we are successful in improving network operations and service by hiring and training additional train crews, acquiring additional locomotives, improving infrastructure and managing customer traffic on the system to meet demand;

•	material adverse changes in economic and industry conditions, both within the United States and globally;

•	the effects of adverse general economic conditions affecting customer demand and the industries and geographic areas that produce and consume commodities carried by us;

•	industry competition, conditions, performance and consolidation;

•	general legislative and regulatory developments, including possible enactment of initiatives to re-regulate the rail industry;

•	legislative, regulatory, or legal developments involving taxation, including enactment of new federal or state income tax rates, revisions of controlling authority, and the outcome of tax claims and litigation;

•	changes in securities and capital markets;

•	natural events such as severe weather, fire, floods, earthquakes or other disruptions of our operating systems, structures and equipment;

•	any adverse economic or operational repercussions from terrorist activities and any governmental response thereto;

•	war or risk of war;

•	changes in fuel prices;

•	changes in labor costs and labor difficulties, including stoppages affecting either our operations or our customers’ abilities to deliver goods to us for shipment; and

•	the outcome of claims and litigation, including those related to environmental contamination, personal injuries and occupational illnesses arising from hearing loss, repetitive motion and exposure to asbestos and diesel fumes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our 2003 Annual Report on Form 10-K.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Executive Vice President – Finance and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the CEO and the CFO concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in alerting them, in a timely manner, to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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

On April 29, 2004, the Registrant furnished a Current Report on Form 8-K announcing UPC’s financial results for the first quarter of 2004.*

On April 15, 2004, the Registrant furnished a Current Report on Form 8-K announcing the issuance of a letter to customers.*

On March 1, 2004, the Registrant furnished a Current Report on Form 8-K updating UPC’s earnings outlook for the first quarter of 2004.*

On January 21, 2004, the Registrant furnished a Current Report on Form 8-K announcing UPC’s financial results for the fourth quarter of 2003.*

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

Dated: May 7, 2004

UNION PACIFIC RAILROAD COMPANY
(Registrant)

By	/s/ Robert M. Knight, Jr.
Robert M. Knight, Jr.
Executive Vice President - Finance
Chief Financial Officer and (Principal Financial Officer)

By	/s/ Richard J. Putz
Richard J. Putz,
Chief Accounting Officer and Controller
(Chief Accounting Officer and Duly Authorized Officer)

UNION PACIFIC RAILROAD COMPANY

EXHIBIT INDEX

Exhibit No.	Description

Exhibits Filed with this Statement

12	Ratio of Earnings to Fixed Charges for the Three Months Ended March 31, 2004 and 2003.

31(a)	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Richard K. Davidson.

31(b)	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Robert M. Knight, Jr.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Richard K. Davidson and Robert M. Knight, Jr.

Exhibits Incorporated by Reference

3(a)	Amended Certificate of Incorporation of the Registrant, effective as of February 1, 1998, is incorporated herein by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

3(b)	By-laws of the Registrant, as amended effective as of February 1, 2004, are incorporated herein by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.