Form 10-Q
period 2004-06-30
UNION PACIFIC RAILROAD CO/DE
filed 2004-08-06
CIK 92259

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

- OR -

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-6146

UNION PACIFIC RAILROAD COMPANY

(Exact name of registrant as specified in its charter)

DELAWARE	94-6001323
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 DOUGLAS STREET, OMAHA, NEBRASKA

(Address of principal executive offices)

68179

(Zip Code)

(402) 544-5000

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

As of July 31, 2004, the Registrant had outstanding 7,130 shares of Common Stock, $10 par value, and 620 shares of Class A Stock, $10 par value.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

UNION PACIFIC RAILROAD COMPANY

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Statements of Income (Unaudited)

Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate Companies

Millions of Dollars, For the Three Months Ended June 30,	2004	2003
Operating revenues	$3,020	$2,881

Operating expenses:
Salaries, wages and employee benefits	1,032	933
Equipment and other rents	359	297
Depreciation	276	251
Fuel and utilities	435	323
Materials and supplies	115	99
Casualty costs	115	104
Purchased services and other costs	327	292

Total operating expenses	2,659	2,299

Operating income	361	582
Other income	9	18
Interest expense	(123)	(124)

Income before income taxes	247	476
Income taxes	(82)	(181)

Net income	$165	$295

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Income (Unaudited)

Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate Companies

Millions of Dollars, For the Six Months Ended June 30,	2004	2003
Operating revenues	$5,904	$5,606
Operating expenses:
Salaries, wages and employee benefits	2,026	1,873
Equipment and other rents	685	606
Depreciation	549	525
Fuel and utilities	824	675
Materials and supplies	237	201
Casualty costs	263	204
Purchased services and other costs	645	569

Total operating expenses	5,229	4,653

Operating income	675	953
Other income	28	32
Interest expense	(251)	(250)

Income before income taxes	452	735
Income taxes	(123)	(273)

Income before cumulative effect of accounting change	329	462
Cumulative effect of accounting change, net of income tax expense of $167	—	274

Net income	$329	$736

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Financial Position (Unaudited)

Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate Companies

Millions of Dollars	June 30, 2004	Dec. 31, 2003
Assets
Current Assets
Cash and temporary investments	$50	$154
Accounts receivable, net	548	473
Inventories	290	267
Current deferred income taxes	297	184
Other current assets	234	181

Total current assets	1,419	1,259

Investments:
Investments in and advances to affiliated companies	717	688
Other investments	32	37

Total investments	749	725

Properties:
Road and other	31,375	30,635
Equipment	7,654	7,649

Total cost	39,029	38,284
Accumulated depreciation	(8,423)	(8,022)

Net properties	30,606	30,262

Other assets	281	295

Total assets	$33,055	$32,541

Liabilities and Common Shareholders’ Equity
Current Liabilities:
Accounts payable	$548	$502
Accrued wages and vacation	393	359
Accrued casualty costs	385	385
Income and other taxes	222	247
Debt due within one year	171	167
Interest	64	73
Equipment rents payable	140	128
Other current liabilities	388	370

Total current liabilities	2,311	2,231
Intercompany borrowings from UPC	4,558	4,372
Third-party debt due after one year	1,804	1,998
Deferred income taxes	9,378	9,097
Accrued casualty costs	667	595
Retiree benefits obligation	633	678
Other long-term liabilities	473	509
Redeemable Preference Shares	15	16
Commitments and contingencies
Common shareholders’ equity	13,216	13,045

Total liabilities and common shareholders’ equity	$33,055	$32,541

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Cash Flows (Unaudited)

Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate Companies

Millions of Dollars, For the Six Months Ended June 30,	2004	2003
Operating Activities
Net income	$329	$736
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	—	(274)
Depreciation	549	525
Deferred income taxes	135	127
Cash paid to fund pension plan	(50)	(50)
Other, net	28	(158)
Changes in current assets and liabilities, net	(75)	173

Cash provided by operating activities	916	1,079

Investing Activities
Capital investments	(857)	(863)
Proceeds from asset sales	31	42
Other investing activities, net	(31)	97

Cash used in investing activities	(857)	(724)

Financing Activities
Dividends paid to parent	(156)	(116)
Debt repaid	(193)	(199)
Advances from (to) affiliated companies	186	(44)

Cash used in financing activities	(163)	(359)

Net change in cash and temporary investments	(104)	(4)
Cash and temporary investments at beginning of period	154	110

Cash and temporary investments at end of period	$50	$106

Changes in Current Assets and Liabilities, Net
Accounts receivable, net	$(75)	$36
Inventories	(23)	(2)
Other current assets	(53)	(26)
Accounts, wages and vacation payable	80	116
Other current liabilities	(4)	49

Total	$(75)	$173

Supplemental cash flow information:
Non-cash capital lease financings	$—	$188
Cash (paid) received during the period for:
Interest	(261)	(258)
Income taxes, net	(16)	5

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statement of Changes in Common Shareholders’ Equity (Unaudited)

Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate Companies

					Accumulated Other Comprehensive Income (Loss)
Millions of Dollars, For the Six Months Ended June 30, 2004	[a] Common Shares	[b] Class A Shares	Paid- in- Surplus	Retained Earnings	Minimum Pension Liability Adjustments	Foreign Currency Translation Adjustments	Derivative Adjustments	Total	Total
Balance at January 1, 2004	$—	$—	$4,782	$8,387	$(109)	$(18)	$3	$(124)	$13,045

Net income	—	—	—	329	—	—	—	—	329
Other comprehensive loss, net of tax of $(1)	—	—	—	—	—	(1)	(1)	(2)	(2)

Comprehensive income									327
Dividends declared	—	—	—	(156)	—	—	—	—	(156)

Balance at June 30, 2004	$—	$—	$4,782	$8,560	$(109)	$(19)	$2	$(126)	$13,216

[a]	Common Stock, $10.00 par value; 9,200 shares authorized; 4,465 outstanding.
[b]	Class A Stock, $10.00 par value; 800 shares authorized; 388 outstanding.

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY AND AFFILIATE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For purposes of this report, unless the context otherwise requires, all references herein to the “Company,” “we,” “us,” and “our” mean Union Pacific Railroad Company.

1. Responsibilities for Financial Statements - Union Pacific Railroad Company (the Registrant), a Class I railroad incorporated in Delaware and an indirect wholly owned subsidiary of Union Pacific Corporation (the Corporation or UPC), together with a number of wholly owned and majority-owned subsidiaries and certain affiliates (collectively, UPRR, the Company or the Railroad), operates various railroad and railroad-related businesses. Our Consolidated Financial Statements are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented. Our Consolidated Statement of Financial Position at December 31, 2003 is derived from audited financial statements. Our Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2003 annual report on Form 10-K. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results for the entire year ending December 31, 2004. Certain prior year amounts have been reclassified to conform to the 2004 financial statement presentation.

2. Stock-Based Compensation – We participate in the Corporation’s stock incentive plans. We account for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation expense related to stock option grants is reflected in net income as all options granted under those plans had an exercise price equal to the market value of our common stock on the date of grant. Stock-based compensation expense related to retention shares, stock units and other incentive plans is reflected in net income. The following table illustrates the effect on net income if we had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. See note 10 to the Consolidated Financial Statements for discussion of the proposed accounting standard related to the treatment of stock options.

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of Dollars	2004	2003	2004	2003
Net income, as reported	$165	$295	$329	$736
Stock-based employee compensation expense included in reported net income, net of tax	2	2	3	7
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(6)	(5)	(11)	(14)

Pro forma net income	$161	$292	$321	$729

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions for options granted during both the three and six months ended June 30, 2004 and 2003:

	2004	2003
Risk-free interest rates	3.3%	2.9%
Dividend yield	1.7%	1.5%
Expected lives-years	5.6	5.0
Volatility	25.9%	28.4%

3. Transactions with Affiliates - At June 30, 2004 and December 31, 2003, we had $892 million and $972 million working capital deficit balances, respectively, relating to UPC’s management of our cash position. As part of UPC’s cash management activities, we advance excess cash (cash available after satisfying all of our obligations and paying dividends to UPC) to UPC. We declare and pay dividends to UPC which typically approximate the dividends that UPC declares to its shareholders; however, there is no formal requirement to do so. The dividend declaration between us and UPC is determined solely by our Board of Directors. To the extent we require additional cash for use in our operations, UPC makes such funds available to us for borrowing. Transactions between UPC and us are treated as net intercompany borrowings in the Consolidated Statements of Financial Position.

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

UPC provides us with various services, including strategic planning, legal, treasury, accounting, auditing, insurance, human resources and corporate affairs. Billings for these services were $15 million and $12 million for the three months ended June 30, 2004 and 2003, respectively. Billings were $27 million for the six months ended June 30 in both 2004 and 2003.

4. Financial Instruments

Strategy and Risk – We use derivative financial instruments in limited instances for other than trading purposes to manage risk related to changes in fuel prices and to achieve our interest rate objectives. We are not a party to leveraged derivatives and, by policy, do not use derivative financial instruments for speculative purposes. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. We formally document the nature and relationships between the hedging instruments and hedged items, as well as our risk-management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness. We use swaps, collars, futures and/or forward contracts to mitigate the downside risk of adverse price movements and hedge the exposure to variable cash flows. The use of these instruments also limits future benefits from favorable movements. The purpose of these programs is to protect our operating margins and overall profitability from adverse fuel price changes or interest rate fluctuations.

Market and Credit Risk – We address market risk related to derivative financial instruments by selecting instruments with value fluctuations that highly correlate with the underlying hedged item. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring high credit standards for counterparties and periodic settlements. At June 30, 2004, we have not been required to provide collateral, nor have we received collateral relating to our hedging activities.

Determination of Fair Value – The fair values of our derivative financial instrument positions at June 30, 2004 and December 31, 2003, were determined based upon current fair values as quoted by recognized dealers or developed based upon the present value of expected future cash flows discounted at the applicable swap spread or U.S. Treasury rate.

Interest Rate Cash Flow Hedges– For cash flow hedge transactions in which we hedge the exposure to variability of cash flows, changes in the fair value of the derivative are reported in accumulated other comprehensive income until earnings are affected by the hedged item.

In May 2004, in anticipation of a future lease transaction, we entered into treasury lock transactions with notional amounts totaling $125 million and an average locked-in rate of 5.08%. We can close on the treasury locks anytime up to their expiration on September 30, 2004, and we plan to do so concurrent with the inception of the lease.

The treasury locks are accounted for as cash flow hedges and are recorded at fair value in our Consolidated Statement of Financial Position. The gain or loss at closing will be amortized over the term of the lease. At June 30, 2004, we had an unrealized loss of $3 million, $2 million after-tax, in accumulated other comprehensive income related to these derivative instruments. There were no interest rate cash flow hedges outstanding at December 31, 2003.

Fuel Cash Flow Hedges – Fuel costs are a significant portion of our total operating expenses. In 2003 and 2004, our primary means of mitigating the impact of adverse fuel price changes has been our fuel surcharge program. However, we use swaps, collars, futures and/or forward contracts to further mitigate the impact of adverse fuel price changes. We currently have no fuel hedges in place for 2005.

The following is a summary of our fuel derivatives qualifying as cash flow hedges:

Millions, Except Average Commodity Prices	June 30, 2004	Dec. 31, 2003
Fuel hedging:

Swaps:
Number of gallons hedged for 2003 [a]	—	145
Average price of 2003 hedges (per gallon) [b]	$—	$0.63

Collars:
Number of gallons hedged for 2003 [a]	—	22
Average cap price for 2003 collars (per gallon) [b]	$—	$0.77
Average floor price for 2003 collars (per gallon) [b]	$—	$0.67
Average ceiling price for 2003 collars (per gallon) [b]	$—	$0.88
Number of gallons hedged for the remainder of 2004	57	120
Average cap price for 2004 collars outstanding (per gallon) [b]	$0.72	$0.74
Average floor price for 2004 collars outstanding (per gallon) [b]	$0.63	$0.64
Average ceiling price for 2004 collars outstanding (per gallon) [b]	$0.85	$0.86

Gross fair value asset position	7	6
Gross fair value (liability) position	—	—

[a]	Fuel hedges expired December 31, 2003.
[b]	Excluding taxes, transportation costs and regional pricing spreads.

Fuel hedging positions qualifying as cash flow hedges will be reclassified from accumulated other comprehensive income to fuel expense over the life of the hedge as fuel is consumed. At June 30, 2004, a gain of $4 million, net of tax, was recorded in accumulated other comprehensive income associated with our fuel derivatives qualifying as cash flow hedges.

Earnings Impact – The decrease in fuel expense from hedging increased pre-tax income by $3 million during the three months ended June 30 in both 2004 and 2003. Fuel hedging increased pre-tax income by $7 million and $11 million during the six months ended June 30, 2004 and 2003, respectively.

For the six months ended at June 30, 2004 and 2003, we recorded less than $1 million for hedging ineffectiveness.

Sale of Receivables – We have sold without recourse on a 364-day revolving basis, an undivided interest in a designated pool of accounts receivable to investors through Union Pacific Receivables, Inc. (UPRI), a bankruptcy-remote subsidiary. At June 30, 2004 and December 31, 2003, UPRI had transferred $770 million and $695 million, respectively, of accounts receivable to the investors. UPRI subsequently sells an interest in such pool to the investors and retains an undivided interest in a portion of these receivables. This retained interest is included in accounts receivable in our Consolidated Financial Statements. At June 30, 2004 and December 31, 2003, UPRI had a retained interest of $180 million and $105 million, respectively. The outstanding undivided interest held by investors of $590 million at both June 30, 2004 and December 31, 2003 is sold at carrying value, which approximates fair value, and there is no gain or loss recognized from the transaction. These sold receivables are not included in our Consolidated Financial Statements.

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

The investors have designated us to service the sold receivables; however, no servicing asset or liability has been recognized as the servicing fees adequately compensate us for our responsibilities. The costs of the sale of receivables program are included in other income and were $2 million for both the three months ended June 30, 2004 and 2003, and $4 million and $5 million for the six months ended June 30, 2004 and 2003, respectively. The costs include interest, program fees paid to banks, commercial paper issuing costs and fees for unused commitment availability. Payments collected from sold receivables can be reinvested in new receivables on behalf of the buyers. Proceeds from collections reinvested in the program were approximately $5.9 billion and $5.4 billion during the six months ended June 30, 2004 and 2003, respectively. On August 5, 2004, the sale of receivables program was renewed on a 364-day revolving basis without any significant term changes.

5. Debt Redemption - On April 5, 2004, we redeemed the Missouri Pacific Railroad Company 4.25% first mortgage bonds with an outstanding balance of approximately $92 million and a maturity date of January 1, 2005.

6. Retirement Plans

Pension and Other Postretirement Benefits

Pension Plans – We provide defined benefit retirement income to eligible non-union employees through the Corporation’s qualified and non-qualified (supplemental) pension plans. Qualified and non-qualified pension benefits are based on years of service and the highest compensation during the latest years of employment with specific reductions made for early retirements.

Other Postretirement Benefits (OPEB) – We provide defined contribution medical and life insurance benefits for eligible retirees. These benefits are funded as medical claims and life insurance premiums are paid.

Expense

Pension and OPEB expenses are determined based upon the annual service cost of benefits (the actuarial cost of benefits earned during a period) and the interest cost on those liabilities, less the expected return on plan assets. With respect to the value of pension plan assets, the expected long-term rate of return on plan assets is applied to a calculated value of plan assets that recognizes changes in fair value over a five-year period. This practice is intended to reduce year-to-year volatility in pension expense, but it may have the effect of delaying the recognition of differences between actual returns on assets and expected returns based on long-term rate of return assumptions.

Differences in actual experience in relation to assumptions are not recognized immediately, but are deferred and, if necessary, amortized as pension or OPEB expense.

The components of our net periodic pension costs for the three and six months ended June 30, 2004 and 2003 were as follows:

	Pension
	Three Months Ended June 30,		Six Months Ended June 30,
Millions of Dollars	2004	2003	2004	2003
Service cost	$7	$7	$15	$14
Interest cost	29	29	58	57
Expected return on plan assets	(35)	(36)	(69)	(68)
Amortization of:
Transition obligation	—	—	(1)	(1)
Prior service cost	2	3	4	5
Actuarial loss	1	1	2	1

Total net periodic benefit cost	$4	$4	$9	$8

The components of our net periodic OPEB costs for the three and six months ended June 30, 2004 and 2003 were as follows:

	OPEB
	Three Months Ended June 30,		Six Months Ended June 30,
Millions of Dollars	2004	2003	2004	2003
Service cost	$2	$2	$4	$4
Interest cost	8	9	17	18
Amortization of:
Prior service cost (credit)	(4)	(4)	(9)	(8)
Actuarial loss	4	4	8	8

Total net periodic benefit cost	$10	$11	$20	$22

Cash Contributions

During 2004, we have voluntarily contributed $50 million to the pension plans, and we do not expect to make additional contributions in 2004.

7. Capital Stock – The number of shares shown in the Common Stock section of the Consolidated Statement of Changes in Common Shareholders’ Equity excludes 2,665 shares of Common Stock and 232 shares of Class A Stock owned by Southern Pacific Rail Corporation, an affiliate of the Registrant, whose results are included in our Consolidated Financial Statements.

8. Other Income - Other income included the following for the three months and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of Dollars	2004	2003	2004	2003
Net gain on non-operating asset dispositions	$7	$14	$21	$24
Rental income	13	13	24	25
Interest income	1	1	2	2
Other, net	(12)	(10)	(19)	(19)

Total	$9	$18	$28	$32

9. Commitments and Contingencies

Unasserted Claims – There are various claims and lawsuits pending against us and certain of our subsidiaries. It is not possible at this time for us to determine fully the effect of all unasserted claims on our consolidated financial condition, results of operations or liquidity; however, to the extent possible, where unasserted claims can be estimated and where such claims are considered probable, we have recorded a liability. We do not expect that any known lawsuits, claims, environmental costs, commitments, contingent liabilities or guarantees will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

Personal Injury and Occupational Illness – The cost of personal injuries to employees and others related to our activities is charged to expense based on estimates of the ultimate cost and number of incidents each year. We use third-party actuaries to assist us in properly measuring the expense and liability. Compensation for work-related accidents is governed by the Federal Employers’ Liability Act (FELA). Under FELA, damages are assessed based on a finding of fault through litigation or out-of-court settlements. We offer a comprehensive variety of services and rehabilitation programs for employees who are injured at work. Expenses for our personal injury-related events were $83 million and $63 million for the three months ended June 30, 2004 and 2003, respectively. Expenses in the second quarter of 2004 were negatively impacted in part by costs related to a derailment near San Antonio that occurred in late June. Our expenses for personal injury-related events for the six months ended June 30, 2004 and 2003 were $183 million and $121 million, respectively. Our first quarter 2004 expense included $30 million, excluding interest, relating to a 2002 jury verdict against us for a 1998 grade-crossing accident that was upheld in the first quarter of 2004. As of June 30, 2004 and December 31, 2003, we had a liability of $680 million and $615 million, respectively, accrued for future personal injury costs, of which $272 million was recorded in current liabilities as accrued casualty costs in both years. We have additional amounts accrued for claims related to certain alleged occupational illnesses. The impact of current obligations is not expected to have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

Environmental Costs – We generate and transport hazardous and non-hazardous waste in our current operations and have done so in our former operations, and we are subject to federal, state and local environmental laws and regulations. We have identified 397 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 51 sites that are the subject of actions taken by the U.S. government, 29 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

When an environmental issue has been identified with respect to the property owned, leased or otherwise used in the conduct of our business, we and our consultants perform environmental assessments on such property. We expense the cost of the assessments as incurred. We accrue the cost of remediation where our obligation is probable and such costs can be reasonably estimated.

As of June 30, 2004 and December 31, 2003, we had a liability of $186 million and $187 million, respectively,

accrued for future environmental costs, of which $51 million and $57 million were recorded in current liabilities as accrued casualty costs. The liability includes future costs for remediation and restoration of sites, as well as for ongoing monitoring costs, but excludes any anticipated recoveries from third parties. Cost estimates are based on information available for each site, financial viability of other potentially responsible parties and existing technology, laws and regulations. We believe that we have adequately accrued for our ultimate share of costs at sites subject to joint and several liability. However, the ultimate liability for remediation is difficult to determine because of the number of potentially responsible parties involved, site-specific cost sharing arrangements with other potentially responsible parties, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites and/or the speculative nature of remediation costs. The impact of current obligations is not expected to have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

Purchase Obligations and Guarantees – We periodically enter into financial and other commitments in connection with our business. We do not expect that these commitments or guarantees will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

At June 30, 2004, we were contingently liable for $422 million in guarantees and $27 million in letters of credit. These contingent guarantees were entered into in the normal course of business and include guaranteed obligations of affiliated operations. The guarantee with the longest remaining term expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees.

As described in note 10 to our Consolidated Financial Statements, Item 8, in our 2003 annual report on Form 10-K, we have a synthetic operating lease arrangement to finance a new headquarters building. We guarantee a residual value equal to 85% of the total construction-related costs upon completion of the building. During construction, we guarantee 89.9% of the construction costs incurred. At June 30, 2004, our guarantee related to the building was approximately $177 million. The guarantee will be approximately $220 million upon completion of the building. At June 30, 2004, we had a liability of approximately $6 million related to the fair value of this guarantee. UPC guarantees our entire obligation under this lease.

Income Taxes – The IRS has substantially completed its examination of the Corporation’s federal income tax returns for the years 1995 to 1998 and has issued a preliminary notice of deficiency. Specifically, the IRS proposes to disallow 100% of the deductions claimed in connection with certain donations of property occurring during those years. The Corporation disputes the proposed adjustments and intends to vigorously defend its position through applicable IRS procedures, and, if necessary, litigation. At this time, we are unable to estimate the impact this may have on our Consolidated Financial Statements.

10. Accounting Pronouncements - In March 2004, the FASB issued an exposure draft, Share-Based Payment, an Amendment of FASB Statements No. 123 and 95. If finalized as drafted, we will be required to record compensation expense for stock options beginning January 1, 2005. We will be required to record compensation costs based on the fair value of the awards granted to employees. We are currently assessing the impact that this proposed standard would have on our Consolidated Financial Statements.

11. Cumulative Effect of Accounting Change - Surface Transportation Board (STB) accounting rules require that railroads accrue the cost of removing track structure over the expected useful life of these assets. Railroads historically used this prescribed accounting for reports filed with both the STB and SEC. In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations (FAS 143). This statement was effective for us beginning January 1, 2003, and prohibits the accrual of removal costs unless there is a legal obligation to remove the track structure at the end of its life. We concluded that we did not have a legal obligation to remove the track structure, and therefore, under generally accepted accounting principles, we could not accrue the cost of removal in advance. As a result, reports filed with the SEC will reflect the expense of removing these assets in the period in which they are removed. For STB reporting requirements only, we will continue to follow the historical method of accruing in advance, as prescribed by the STB. FAS 143 also requires us to record a liability for legally obligated asset retirement costs associated with tangible long-lived assets. In the first quarter of 2003, we recorded income from a cumulative effect of accounting change, related to the adoption of FAS 143, of $274 million, net of income tax expense of $167 million. The accounting change had no effect on our liquidity.

Item 2. Management’s Narrative Analysis of the Results of Operations

UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY

AND AFFILIATE COMPANIES

RESULTS OF OPERATIONS

Three Months and Six Months Ended June 30, 2004 Compared to

Three Months and Six Months Ended June 30, 2003

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

Available Information

Our Internet website is www.up.com. We make available free of charge on our website (under the “Investors” caption link) our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, the Corporation’s proxy statement and Forms 3, 4 and 5, filed on behalf of UPC’s directors and executive officers and amendments to such reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the Exchange Act), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities Exchange Commission (SEC). We also make available on our website previously filed SEC reports and exhibits via a link to EDGAR on the SEC’s Internet site at www.sec.gov. Additionally, the Corporation’s corporate governance materials, including Board Committee charters, governance guidelines and policies and codes of conduct and ethics for directors, officers and employees may also be found on our website at www.up.com/investors. From time to time, the corporate governance materials on our website may be updated as necessary to comply with rules issued by the SEC and the New York Stock Exchange or as desirable to promote the effective and efficient governance of our company. Any security holder wishing to receive, without charge, a copy of any of these SEC filings or corporate governance materials should write to Secretary, Union Pacific Corporation, 1400 Douglas Street, Omaha, NE 68179.

This reference to our website address and any other references to it contained in this report are provided as a convenience and do not constitute, and should not be deemed an, incorporation by reference of the information contained on the website. Therefore, such information should not be considered part of this report.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Consolidated Financial Statements may be material. Our critical accounting policies are available in our 2003 annual report on Form 10-K, Item 7. There have been no significant changes with respect to these policies during the first six months of 2004.

Network Performance Update

As discussed in this Item 2 and as previously reported, operating results have been adversely affected by our inefficient network performance, which resulted in additional costs, including higher salary, equipment rent, fuel and other expenses. With the conclusion of the second quarter, we have seen our network performance stabilize due to several efforts implemented over the last nine months. Hiring and training efforts have continued at a significant rate, as nearly 2,300 trainmen were placed in service during the first half of 2004. We expect an additional 1,300 in the third quarter of 2004. By year-end, over 5,000 new employees will have been placed in train service. With improving conductor levels, we are working aggressively to train experienced conductors to become engineers. New employee hiring is being partially offset by attrition. We estimate an average annual year-over-year increase of approximately 2,000 full-time equivalent train crew personnel. In addition to hiring and training crews, we have accelerated locomotive acquisitions to improve velocity. During the first half of 2004, 96 new locomotives and 347 units under short-term leases entered our system. An additional 299 new units are expected to come on line through the end of the year.

Although these additional, critical resources helped to stabilize our rail network, record volumes hampered improvement efforts in the first six months of 2004. As a result, in anticipation of further increases in demand in the coming months, we have implemented additional, significant actions that we believe will help protect the system from additional congestion and improve velocity. To control volume in several of our key corridors and terminals, we are limiting carloadings and reducing the overall inventory of railcars on our system. The key corridors include the I-5 Corridor between Seattle and Roseville, California, the Sunset Corridor between Los Angeles and El Paso, the route between Los Angeles and Salt Lake City, and the Central Corridor through Iowa and Illinois. Steps to limit carloadings include creating an allocation system for certain shipments to protect critical terminals from overload, temporarily limiting the number of rock and aggregate materials carloads handled in Texas, consolidating selected automobile and chemical trains, regulating the volume of selected agricultural commodities, and capping the numbers of incremental train starts.

Although the timing of a return to more effective operations remains uncertain, we believe these efforts will allow us to improve network fluidity, handle greater traffic volume and operate more efficiently. Our future results will be a function of our service improvement, which will be indicated by our train velocity, car volume and other operating metrics, all of which are updated weekly on our website at www.up.com/investors/reports.

Results of Operations

Net Income – We reported net income of $165 million in the second quarter of 2004 compared to $295 million for the same period in 2003. Year-to-date net income was $329 million versus $736 million in 2003. Included in 2003 net income is the cumulative effect of accounting change of $274 million, net of tax. Along with the impact of the cumulative effect of accounting change on year-to-date comparisons, the decrease in second quarter and year-to-date periods was driven by wage and benefit inflation, volume-related expenses and higher operational costs associated with a slower rail network. In addition, increased casualty and interest expense associated with an unfavorable court ruling involving a 1998 third-party crossing accident drove expenses higher in the first quarter, while expenses resulting from a derailment in San Antonio in late June negatively impacted income for the second quarter of 2004. Partially offsetting these expenses was revenue growth in the second quarter and year-to-date periods; a reduction of the deferred state income tax liability primarily attributable to relocating customer service, accounting and information technology operations to Omaha, Nebraska (recognized in the first quarter of 2004) and state income tax credits earned in connection with the new headquarters building in Omaha.

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

Second quarter rail commodity revenues increased $137 million (5%) to $2.9 billion compared to 2003. Second quarter revenue carloads grew 2% compared to a year ago, with particularly strong growth in the Chemical and Agricultural commodity groups. Average revenue per car (ARC) for the period increased 3% to $1,225 driven by pricing increases, fuel surcharges, index-based contract escalators and positive mix. Year-to-date rail commodity revenues grew 6% to $5.7 billion compared to 2003 driven by a 3% increase in both revenue carloads and average revenue per car. We recognized $67 million and $106 million in operating revenue from our fuel surcharge programs in the second quarter and year-to-date periods, respectively, in 2004 compared to $34 million and $55 million for the same periods in 2003. Other revenues increased $2 million (2%) to $119 million in the second quarter compared to a year ago and declined $9 million (4%) year-to-date when compared to 2003 as a result of lower accessorial revenue, partially offset by an increase in subsidiary revenue during the second quarter.

The following tables summarize the year-over-year changes in rail commodity revenue, revenue carloads and ARC by commodity type:

Commodity Revenue Millions of Dollars	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2004	2003		2004	2003
Agricultural	$399	$374	7%	$810	$747	8%
Automotive	326	320	2	623	622	—
Chemicals	429	393	9	839	787	7
Energy	597	602	(1)	1,183	1,163	2
Industrial Products	606	561	8	1,169	1,071	9
Intermodal	544	514	6	1,054	981	7

Total	$2,901	$2,764	5%	$5,678	$5,371	6%

Revenue Carloads Thousands	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2004	2003		2004	2003
Agricultural	216	206	5%	446	420	6%
Automotive	217	214	1	420	421	—
Chemicals	238	226	6	462	445	4
Energy	540	537	—	1,081	1,058	2
Industrial Products	387	382	1	752	722	4
Intermodal	770	752	2	1,495	1,445	3

Total	2,368	2,317	2%	4,656	4,511	3%

Average Revenue Per Car	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2004	2003		2004	2003
Agricultural	$1,853	$1,818	2%	$1,818	$1,779	2%
Automotive	1,503	1,494	1	1,482	1,478	—
Chemicals	1,799	1,743	3	1,816	1,769	3
Energy	1,106	1,120	(1)	1,095	1,099	—
Industrial Products	1,566	1,466	7	1,555	1,481	5
Intermodal	706	684	3	705	679	4

Total	$1,225	$1,193	3%	$1,220	$1,190	3%

Agricultural - Revenue grew 7% in the second quarter and 8% for the year-to-date period of 2004 over the comparable periods in 2003 with carloads improving 5% in the second quarter and 6% year-to-date and ARC increasing 2% in both periods. The improvement in carloads was driven by increased demand for Gulf export wheat, as well as meal shipments to both Mexico and domestic locations. Additionally, corn and feed grains experienced growth in the second quarter as demand to the Pacific Northwest increased. ARC improved due to price increases, the positive mix impact of a longer average length of haul and fuel surcharges.

Automotive - Revenue improved 2% for the second quarter but remained flat for the year-to-date period of 2004 over the comparable periods in 2003. For the second quarter, sales for the international manufacturers remained strong while several domestic manufacturers saw declines. These gains for the quarter-to-date period were offset by the first quarter decline in revenue due to lower revenues from domestic manufacturers, which were driven by lower production levels. ARC increased 1% in the second quarter due to positive mix as a result of longer haul and higher ARC vehicle moves but was flat for the year-to-date period.

Chemicals - Revenue for the second quarter and year-to-date period of 2004 over the comparable periods of 2003 grew 9% and 7%, respectively, as carloads and ARC showed improvement in both periods. An increase in market demand related to the overall economic recovery for liquid and dry chemicals as well as plastics drove the 6% and 4% improvement in carloadings for the second quarter and year-to-date periods in 2004. Liquified petroleum gas also contributed to the improvement with increased propane shipments, which were driven by more robust plant inventories combined with colder winter conditions in the first quarter and an anticipated warmer summer in 2004. ARC improved 3% in both periods due to a mix shift toward longer average length of haul moves in addition to price increases and fuel surcharges.

Energy - Revenue decreased 1% for the second quarter and increased 2% for the year-to-date period of 2004 over the comparable periods of 2003. Overall, second quarter volume was flat as Colorado/Utah volumes continued to be strong, offsetting market share losses in the South Powder River Basin and resource constraints on our system. Year-to-date carload volumes increased 2%, mainly due to a 9% increase in the Colorado/Utah market. Demand for western coal, especially from the Colorado/Utah market, drove the increase. A snowstorm in March of 2003, which affected critical energy routes in Wyoming and Colorado, also impacted the year-over-year carloading comparison. ARC decreased 1% for the second quarter and was flat year-to-date, primarily due to shorter average length of haul.

Industrial Products - Revenue increased 8% for the second quarter and 9% for the year-to-date period of 2004 over the comparable periods of 2003, due to increases in both carloads and ARC. The revenue gain in both periods was driven by a 1% gain in carloads for the second quarter and a 4% improvement year-to-date resulting from strengthened demand for lumber and steel, partially offset by lower stone and government shipments. Steel shipments increased as a result of higher demand for U.S. produced steel, while lumber shipments improved as housing starts and low interest rates continued to drive demand. Conversely, stone shipments in the second quarter were hampered by slower network velocity, which increased car cycle times. Government shipments declined as 2003 was positively impacted by the increased movement of military equipment and ammunition in support of the war in Iraq. ARC grew 7% and 5% for the second quarter and year-to-date periods due to price increases, fuel surcharges, and more high-ARC lumber moves and fewer low-ARC stone shipments.

Intermodal - Revenue for the second quarter and year-to-date period of 2004 over the comparable periods of 2003 grew 6% and 7%, respectively, as carloads and ARC increased in both periods. Domestic revenue grew 6% in the second quarter and 10% in the first half of the year driven by improved overall economic conditions. International revenue increased in the second quarter and first half of the year due to continued strength in imports from the Far East as more domestic goods are manufactured or assembled overseas. ARC for the three and six month periods improved 3% and 4%, respectively, due to fuel surcharges and price increases.

Mexico Business - Included in the commodity revenue reported above is revenue from shipments to and from Mexico, which increased 7% to $243 million for the second quarter and improved 9% to $471 million for the year-to-date period of 2004 over the comparable periods of 2003. Business gains were led by an increase in agricultural revenues resulting from higher wheat and import beer in addition to industrial products. Reduced finished vehicle imports in both periods and reduced revenue in the first quarter derived from auto parts moves partially offset the increases.

Operating Expenses - Second quarter operating expenses increased $360 million (16%) to $2.7 billion compared to the same period in 2003. Year-to-date operating expenses increased $576 million (12%). Expenses in both periods were negatively impacted by wage and benefit inflation, volume-related costs and increased crew and asset utilization costs as the network continued to operate at suboptimal levels. Fuel costs also increased significantly in the second quarter versus 2003. Expenses in the first quarter of 2004 were also impacted by severe winter weather conditions, derailments in key through-freight locations and higher casualty costs relating to a 2002 jury verdict against us for a 1998 crossing accident that was upheld in the first quarter of 2004. Increased casualty costs were also recognized in the second quarter of 2004 due to a derailment in San Antonio, Texas.

Salaries, Wages and Employee Benefits- Salaries, wages and employee benefits increased $99 million (11%) in the second quarter of 2004 compared to 2003. Year-to-date, wage and benefit expenses rose $153 million (8%). The increases were driven by inflation, volume-related costs, training expenses associated with an increase in trainmen employment levels and increased crew utilization costs due to slower velocity. A severance program implemented in the first quarter of 2003 and lower protection costs and management performance-based compensation expense in 2004 partially offset these increases. Protection cost represents the differential payment when the wage earned for active employment is lower than an employee’s “protected” rate of pay. An individual’s protected rate is imposed by the Surface Transportation Board for employees adversely affected by a merger or is established by collective bargaining agreements in other cases. We also benefited from cost savings driven by a lower non-transportation force during the first half of 2004.

Equipment and Other Rents - Equipment and other rents primarily includes rental expense that we pay for freight cars owned by other railroads or private companies; freight car, intermodal and locomotive operating leases; other specialty equipped vehicle leases; and office and other rentals. Expenses increased $62 million (21%) in the second quarter compared to 2003 and $79 million (13%) year-to-date. The increase in both periods was driven by an increase in carload volumes combined with slower network velocity that increased inventory levels and car cycle times, which resulted in higher locomotive and car rental expense. Car cycle time is defined as the amount of time that a car spends on our system without changing its loaded/unloaded status or having a new waybill issued. These increases were partially offset by reduced rental prices for private freight cars. The higher locomotive expense is also due to the increased leasing of new locomotives, which are being utilized for the higher business volumes and to assist us with network performance.

Depreciation - The majority of depreciation expense relates to track structure, including rail, ties and other track material. Depreciation expense increased $25 million (10%) in the second quarter versus the same period in 2003 and $24 million (5%) year-to-date compared to 2003. The increase is due to higher capital spending in recent years, which has increased the total value of our depreciable assets, thus requiring additional depreciation expense. Mitigating the increase was a depreciation study implemented in June of 2003 which reduced rates for certain track assets and raised rates for locomotives and other assets.

Fuel and Utilities - Fuel and utilities is comprised of locomotive fuel, gasoline, other fuels and utilities other than telephone. Expenses increased $112 million (35%) in the second quarter and $149 million (22%) year-to-date 2004 compared to a year ago. The additional expenses were driven by higher fuel prices, a 3% and 4% increase in gross ton miles for the second quarter and year-to-date periods, respectively, and a higher fuel consumption rate (measured by gallons consumed per thousand gross ton miles). Fuel prices averaged $1.16 per gallon in the second quarter of 2004 compared to 88 cents per gallon in the second quarter of 2003 (price includes taxes and transportation costs). Year-to-date, fuel prices averaged $1.09 per gallon compared to 94 cents per gallon in 2003. Higher fuel prices in 2004 resulted in a $97 million increase in fuel expense in the second quarter and $101 million increase year-to-date compared to 2003. The increase in gross ton miles for the second quarter and year-to-date periods resulted in additional fuel expense of $8 million and $22 million, respectively. We hedged approximately 8% of our fuel consumption for the second quarter, which decreased fuel costs by $4 million. Gasoline, utilities and propane expenses increased $2 million in the second quarter and $6 million year-to-date primarily due to higher prices.

Materials and Supplies - Materials used for the maintenance of our lines, structures and equipment is the principal component of materials and supplies expense. Office, small tools and other supplies along with the costs of freight services purchased to ship company materials are also included. Expenses increased $16 million (16%) in the second quarter and $36 million (18%) year-to-date, primarily due to increased use of locomotive repair materials associated with maintaining a larger fleet with more units off warranty, additional freight car repairs and other materials expense. These increases were partially offset by a shift of additional third-party contracting of locomotive repairs, resulting in a corresponding increase to Purchased Services and Other Costs.

Casualty Costs - The largest component of casualty costs is personal injury expense. Freight and property damage, insurance, environmental matters and occupational illness expense are also included in casualty costs. Casualty costs increased $11 million (11%) in the second quarter compared to 2003 and $59 million (29%) year-to-date primarily due to increased personal injury costs, including costs relating to a 2002 jury verdict against us for a 1998 crossing accident that was upheld in the first quarter of 2004 and costs related to a derailment near San Antonio that occurred in the latter part of the second quarter. Expenses associated with destruction of foreign equipment and freight loss and damage also increased as we incurred more costs related to derailments in 2004 compared to 2003.

Purchased Services and Other Costs - Purchased services and other costs include the costs of services provided by outside contractors, state and local taxes, net costs of operating facilities jointly used by us and other railroads, transportation and lodging for train crew employees, trucking and contracting costs for intermodal containers, leased automobile maintenance expenses, telephone and cellular expense, employee travel expense and computer and other general expenses. Expenses increased $35 million (12%) in the second quarter of 2004 and $76 million (13%) year-to-date when compared to last year driven by higher expenses for contract maintenance services and state and local taxes. Trucking expenses for intermodal carriers and crew transportation costs also rose due to additional volume and slower network velocity. The increase in contract maintenance was primarily driven by an increase in locomotive maintenance expense.

Operating Income – Second quarter operating income decreased $221 million (38%) to $361 million while operating income year-to-date declined $278 million (29%) to $675 million as wage and benefit inflation, higher fuel prices, volume and resource utilization costs associated with network performance, severe weather conditions in the first quarter, derailments and higher casualty costs more than offset year-to-date commodity revenue growth of 6%. The operating margin for the second quarter was 12.0%, compared to 20.2% in 2003. The year-to-date operating margin was 11.4% compared to 17.0% a year ago.

Non-Operating Items - Interest expense decreased $1 million (1%) in the second quarter and increased $1 million (flat) year-to-date compared to the same periods in 2003 primarily due to lower average debt levels that were offset by higher weighted average interest rates on a year-to-date basis. Our average debt levels decreased to $6.6 billion and $6.5 billion for the three and six months ended June 30, 2004, respectively, from $6.7 billion for both the three and six months ended June 30, 2003. Second quarter other income decreased $9 million (50%) to $9 million while other income for the year-to-date period decreased $4 million (13%) to $28 million in 2004 compared to 2003. The decreases in both periods were driven primarily by lower net gains on the disposition of assets. Income tax expense decreased $99 million (55%) in the second quarter and $150 million (55%) year-to-date compared to 2003 due to lower pre-tax income; a reduction of the deferred state income tax liability primarily attributable to relocating customer service, accounting and information technology operations to Omaha, Nebraska (recognized in the first quarter of 2004) and state income tax credits earned in connection with the new headquarters building in Omaha.

Other Operating and Financial Statistics

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Gross ton-miles (billions)	260.6	253.8	512.5	495.1
Revenue ton-miles (billions)	136.1	132.3	270.7	258.7

Gross and Revenue Ton-Miles – Gross and revenue ton-miles increased 3% for the second quarter and 4% and 5%, respectively, for the year-to-date periods driven by an increase in carloadings, longer average length of haul for Agricultural and Chemical shipments and the positive impact of volume growth experienced in the higher density commodity groups, primarily Agricultural, Chemicals and Industrial Products. Gross ton-miles are calculated by multiplying the weight of a loaded or empty freight car by the number of miles hauled. Revenue ton-miles do not include the weight of the freight car.

OTHER MATTERS

Intercompany Relationship with UPC - At June 30, 2004 and December 31, 2003, we had $892 million and $972 million working capital deficit balances, respectively, relating to UPC’s management of our cash position. As part of UPC’s cash management activities, we advance excess cash (cash available after satisfying all of our obligations and paying dividends to UPC) to UPC. We declare and pay dividends to UPC which typically approximate the dividends that UPC declares to its shareholders; however, there is no formal requirement to do so. The dividend declaration between us and UPC is determined solely by our Board of Directors. To the extent we require additional cash for use in our operations, UPC makes such funds available to us for borrowing. Transactions between UPC and us are treated as net intercompany borrowings in the Consolidated Statements of Financial Position.

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

UPC provides us with various services, including strategic planning, legal, treasury, accounting, auditing, insurance, human resources and corporate affairs. Billings for these services were $15 million and $12 million for the three months ended June 30, 2004 and 2003, respectively. Billings were $27 million for the six months ended June 30 in both 2004 and 2003.

Commitments and Contingencies – There are various claims and lawsuits pending against us and certain of our subsidiaries. We are also subject to various federal, state and local environmental laws and regulations, pursuant to which it is currently participating in the investigation and remediation of various sites.

Pensions – As of June 30, 2004, we have voluntarily contributed $50 million to the pension plans, and we do not expect to make additional contributions in 2004.

Accounting Pronouncements – In March 2004, the FASB issued an exposure draft, Share-Based Payment, an Amendment of FASB Statements No. 123 and 95. If finalized as drafted, we will be required to record compensation expense for stock options beginning January 1, 2005. We will be required to record compensation costs based on the fair value of the awards granted to employees. We are currently assessing the impact that this proposed standard would have on our Consolidated Financial Statements.

Income Taxes – The IRS has substantially completed its examination of the Corporation’s federal income tax returns for the years 1995 to 1998 and has issued a preliminary notice of deficiency. Specifically, the IRS proposes to disallow 100% of the deductions claimed in connection with certain donations of property occurring during those years. The Corporation disputes the proposed adjustments and intends to vigorously defend its position through applicable IRS procedures, and, if necessary, litigation. At this time, we are unable to estimate the impact this may have on our Consolidated Financial Statements.

Ratio of Earnings to Fixed Charges – For the three months and six months ended June 30, 2004, our ratio of earnings to fixed charges was 2.4 and 2.2, respectively, compared to 3.4 for both the three months and six months ended June 30, 2003. The ratio of earnings to fixed charges has been computed on a consolidated basis. Earnings represent income before the cumulative effect of accounting change (net income for the quarter ended June 30, 2004), less equity earnings net of distributions, plus fixed charges and income taxes. Fixed charges represent interest charges, amortization of debt discount and the estimated amount representing the interest portion of rental charges.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibits are listed in the exhibit index on page 26.

(b)	Reports on Form 8-K

On July 22, 2004, the Registrant furnished a Current Report on Form 8-K announcing UPC’s financial results for the second quarter of 2004.*

On July 9, 2004, the Registrant furnished a Current Report on Form 8-K announcing the issuance of a letter to customers.*

On June 9, 2004, the Registrant furnished a Current Report on Form 8-K regarding an update to UPC’s earnings outlook for the second quarter of 2004.*

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

Dated: August 6, 2004

UNION PACIFIC RAILROAD COMPANY (Registrant)

By	/s/ Robert M. Knight, Jr.
Robert M. Knight, Jr.
Executive Vice President - Finance and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Richard J. Putz
Richard J. Putz,
Chief Accounting Officer and Controller
(Chief Accounting Officer and Duly Authorized Officer)

UNION PACIFIC RAILROAD COMPANY

EXHIBIT INDEX

Exhibit No.	Description
Exhibits Filed with this Statement

12(a)	Ratio of Earnings to Fixed Charges for the Three Months Ended June 30, 2004 and 2003.

12(b)	Ratio of Earnings to Fixed Charges for the Six Months Ended June 30, 2004 and 2003.

31(a)	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Richard K. Davidson.

31(b)	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Robert M. Knight, Jr.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Richard K. Davidson and Robert M. Knight, Jr.

Exhibits Incorporated by Reference

3(a)	Amended Certificate of Incorporation of the Registrant, effective as of February 1, 1998, is incorporated herein by reference to Exhibit 3(a) to the Company’s annual report on Form 10-K for the year ended December 31, 1998.

3(b)	By-laws of the Registrant, as amended effective as of February 1, 2004, are incorporated herein by reference to Exhibit 3(a) to the Company’s annual report on Form 10-K for the year ended December 31, 2003.