Form 10-Q
period 2004-09-30
UNION PACIFIC RAILROAD CO/DE
filed 2004-11-08
CIK 92259

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of October 31, 2004, the Registrant had outstanding 7,130 shares of Common Stock, $10 par value, and 620 shares of Class A Stock, $10 par value.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

UNION PACIFIC RAILROAD COMPANY

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Statements of Income (Unaudited)

Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate Companies

Millions of Dollars, For the Three Months Ended September 30,	2004	2003
Operating revenues	$3,068	$2,946

Operating expenses:
Salaries, wages and employee benefits	1,042	958
Equipment and other rents	354	308
Depreciation	278	267
Fuel and utilities	459	330
Materials and supplies	121	103
Casualty costs	70	107
Purchased services and other costs	326	279

Total operating expenses	2,650	2,352

Operating income	418	594
Other income	27	29
Interest expense	(123)	(124)

Income before income taxes	322	499
Income taxes	(115)	(182)

Net income	$207	$317

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Income (Unaudited)

Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate Companies

Millions of Dollars, For the Nine Months Ended September 30,	2004	2003
Operating revenues	$8,972	$8,552
Operating expenses:
Salaries, wages and employee benefits	3,068	2,831
Equipment and other rents	1,039	914
Depreciation	827	792
Fuel and utilities	1,283	1,005
Materials and supplies	358	304
Casualty costs	333	311
Purchased services and other costs	971	848

Total operating expenses	7,879	7,005

Operating income	1,093	1,547
Other income	55	61
Interest expense	(374)	(374)

Income before income taxes	774	1,234
Income taxes	(238)	(455)

Income before cumulative effect of accounting change	536	779
Cumulative effect of accounting change, net of income tax expense of $167	—	274

Net income	$536	$1,053

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Financial Position (Unaudited)

Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate Companies

Millions of Dollars	September 30, 2004	December 31, 2003
Assets
Current assets:
Cash and temporary investments	$47	$154
Accounts receivable, net	569	473
Inventories	282	267
Current deferred income taxes	297	184
Other current assets	184	181

Total current assets	1,379	1,259

Investments:
Investments in and advances to affiliated companies	727	688
Other investments	30	37

Total investments	757	725

Properties:
Road and other	31,796	30,635
Equipment	7,665	7,649

Total cost	39,461	38,284
Accumulated depreciation	(8,650)	(8,022)

Net properties	30,811	30,262

Other assets	281	295

Total assets	$33,228	$32,541

Liabilities and Common Shareholders’ Equity
Current liabilities:
Accounts payable	$565	$502
Accrued wages and vacation	400	359
Accrued casualty costs	392	385
Income and other taxes	235	247
Debt due within one year	163	167
Interest	52	73
Equipment rents payable	137	128
Other current liabilities	404	370

Total current liabilities	2,348	2,231
Intercompany borrowings from UPC	4,498	4,372
Third-party debt due after one year	1,776	1,998
Deferred income taxes	9,492	9,097
Accrued casualty costs	645	595
Retiree benefits obligation	632	678
Other long-term liabilities	483	509
Redeemable Preference Shares	15	16
Commitments and contingencies
Common shareholders’ equity	13,339	13,045

Total liabilities and common shareholders’ equity	$33,228	$32,541

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Cash Flows (Unaudited)

Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate Companies

Millions of Dollars, For the Nine Months Ended September 30,	2004	2003
Operating Activities
Net income	$536	$1,053
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	—	(274)
Depreciation	827	792
Deferred income taxes	252	224
Cash paid to fund pension plan	(50)	(50)
Other, net	(42)	(346)
Changes in current assets and liabilities, net	7	125

Cash provided by operating activities	1,530	1,524

Investing Activities
Capital investments	(1,348)	(1,299)
Proceeds from asset sales	66	85
Other investing activities, net	(20)	112

Cash used in investing activities	(1,302)	(1,102)

Financing Activities
Dividends paid to parent	(234)	(174)
Debt repaid	(226)	(240)
Advances from (to) affiliated companies	126	(55)
Financings, net	(1)	2

Cash used in financing activities	(335)	(467)

Net change in cash and temporary investments	(107)	(45)
Cash and temporary investments at beginning of period	154	110

Cash and temporary investments at end of period	$47	$65

Changes in Current Assets and Liabilities, Net
Accounts receivable, net	$(96)	$6
Inventories	(15)	8
Other current assets	(3)	(44)
Accounts, wages and vacation payable	104	123
Other current liabilities	17	32

Total	$7	$125

Supplemental cash flow information:
Non-cash capital lease financings	$—	$188
Cash (paid) received during the period for:
Interest	398	390
Income taxes, net	(24)	126

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statement of Changes in Common Shareholders’ Equity (Unaudited)

Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate Companies

Millions of Dollars, For the Nine Months Ended September 30, 2004	[a] Common Shares	[b] Class A Shares	Paid- in- Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)				Total
					Minimum Pension Liability Adjustments	Foreign Currency Translation Adjustments	Derivative Adjustments	Total
Balance at January 1, 2004	$—	$—	$4,782	$8,387	$(109)	$(18)	$3	$(124)	$13,045

Net income	—	—	—	536	—	—	—	—	536
Other comprehensive loss, net of tax of $(5)	—	—	—	—	—	(1)	(7)	(8)	(8)

Comprehensive income									528
Dividends declared	—	—	—	(234)	—	—	—	—	(234)

Balance at September 30, 2004	$—	$—	$4,782	$8,689	$(109)	$(19)	$(4)	$(132)	$13,339

[a]	Common Stock, $10.00 par value; 9,200 shares authorized; 4,465 outstanding.
[b]	Class A Stock, $10.00 par value; 800 shares authorized; 388 outstanding.

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY AND AFFILIATE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For purposes of this report, unless the context otherwise requires, all references herein to the “Company,” “we,” “us” and “our” mean Union Pacific Railroad Company.

1. Responsibilities for Financial Statements - Union Pacific Railroad Company (the Registrant), a Class I railroad incorporated in Delaware and an indirect wholly owned subsidiary of Union Pacific Corporation (the Corporation or UPC), together with a number of wholly owned and majority owned subsidiaries and certain affiliates (collectively, UPRR, the Company or the Railroad), operates various railroad and railroad-related businesses. Our Consolidated Financial Statements are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented. Our Consolidated Statement of Financial Position at December 31, 2003 is derived from audited financial statements. Our Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2003 annual report on Form 10-K. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results for the entire year ending December 31, 2004. Certain prior year amounts have been reclassified to conform to the 2004 financial statement presentation.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of Dollars	2004	2003	2004	2003
Net income, as reported	$207	$317	$536	$1,053
Stock-based employee compensation expense included in reported net income, net of tax	2	1	6	8
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(6)	(4)	(17)	(18)

Pro forma net income	$203	$314	$525	$1,043

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions for options granted during both the three and nine months ended September 30, 2004 and 2003:

	2004	2003
Risk-free interest rates	3.3%	2.9%
Dividend yield	1.7%	1.5%
Expected lives-years	5.6	5.0
Volatility	25.9%	28.4%

3. Transactions with Affiliates - At September 30, 2004 and December 31, 2003, we had $969 million and $972 million working capital deficit balances, respectively, relating to UPC’s management of our cash position. As part of UPC’s cash management activities, we advance excess cash (cash available after satisfying all of our obligations and paying dividends to UPC) to UPC. We declare and pay dividends to UPC which typically approximate the dividends that UPC declares to its shareholders; however, there is no formal requirement to do so. The dividend declaration between UPC and us is determined solely by our Board of Directors. To the extent we require additional cash for use in our operations, UPC makes such funds available to us for borrowing. Transactions between UPC and us are treated as net intercompany borrowings in the Consolidated Statements of Financial Position.

The majority of our intercompany borrowings from UPC relate to the acquisitions of the Chicago and North Western Transportation Company and Southern Pacific Rail Corporation, which were funded by UPC on our behalf. We assumed these acquisition costs in the form of intercompany borrowings from UPC. The intercompany borrowings accrue interest at an annual rate of 7.5%, which may be adjusted from time to time, and are payable on demand. There are no restrictions on the amount we are able to borrow from UPC. Intercompany borrowings are unsecured and rank equally with all of our other unsecured indebtedness.

UPC provides us with various services, including strategic planning, legal, treasury, accounting, auditing, insurance, human resources and corporate affairs. Billings for these services were $16 million and $13 million for the three months ended September 30, 2004 and 2003, respectively. Billings were $43 million and $40 million for the nine months ended September 30, 2004 and 2003, respectively.

4. Financial Instruments

Strategy and Risk – We use derivative financial instruments in limited instances for other than trading purposes to manage risk related to changes in fuel prices and to achieve our interest rate objectives. We are not a party to leveraged derivatives and, by policy, do not use derivative financial instruments for speculative purposes. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. We formally document the nature and relationships between the hedging instruments and hedged items, as well as our risk-management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness. We may use swaps, collars, futures and/or forward contracts to mitigate the downside risk of adverse price movements and to hedge the exposure to variable cash flows. The use of these instruments also limits future benefits from favorable movements. The purpose of these programs is to protect our operating margins and overall profitability from adverse fuel price changes or interest rate fluctuations.

Market and Credit Risk – We address market risk related to derivative financial instruments by selecting instruments with value fluctuations that highly correlate with the underlying hedged item. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring high credit standards for counterparties and periodic settlements. At September 30, 2004, we have not been required to provide collateral, nor have we received collateral relating to our hedging activities.

Determination of Fair Value – The fair values of our derivative financial instrument positions at September 30, 2004 and December 31, 2003 were determined based upon current fair values as quoted by recognized dealers or developed based upon the present value of expected future cash flows discounted at the applicable U.S. Treasury rate, London Interbank Offered Rates (LIBOR) or swap spread.

Interest Rate Cash Flow Hedges– Changes in the fair value of cash flow hedges are reported in accumulated other comprehensive income until earnings are affected by the hedged item.

In May 2004, in anticipation of a future lease transaction, we entered into treasury lock transactions with notional amounts totaling $125 million and an average locked-in rate of 5.08%. The treasury locks are accounted for as cash flow hedges. On September 28, 2004, the treasury locks were settled in connection with a 10-year operating lease, commencing on October 5, 2004 and maturing on September 30, 2014. The settlement of these treasury lock transactions were based on a treasury yield of 4.01% and resulted in a payment of $11 million to our counterparty that will be amortized to rent expense over the life of the 10-year operating lease. With the settlement of the treasury lock transactions, there are no interest rate cash flow hedges outstanding as of September 30, 2004. There were no interest rate cash flow hedges outstanding at December 31, 2003.

Fuel Cash Flow Hedges – Fuel costs are a significant portion of our total operating expenses. In 2004 and 2003, our primary means of mitigating the impact of adverse fuel price changes has been our fuel surcharge program. However, we may use swaps, collars, futures and/or forward contracts to further mitigate the impact of adverse fuel price changes. We currently have no fuel hedges in place for 2005.

The following is a summary of our fuel derivatives qualifying as cash flow hedges:

Millions, Except Average Commodity Prices	Sept. 30, 2004	Dec. 31, 2003
Fuel hedging:

Swaps:
Number of gallons hedged for 2003 [a]	—	145
Average price of 2003 hedges (per gallon) [b]	$—	$0.63

Collars:
Number of gallons hedged for 2003 [a]	—	22
Average cap price for 2003 collars (per gallon) [b]	$—	$0.77
Average floor price for 2003 collars (per gallon) [b]	$—	$0.67
Average ceiling price for 2003 collars (per gallon) [b]	$—	$0.88
Number of gallons hedged for the remainder of 2004	28	120
Average cap price for 2004 collars outstanding (per gallon) [b]	$0.72	$0.74
Average floor price for 2004 collars outstanding (per gallon) [b]	$0.63	$0.64
Average ceiling price for 2004 collars outstanding (per gallon) [b]	$0.85	$0.86

Gross fair value asset position	5	6
Gross fair value (liability) position	—	—

[a]	Fuel hedges expired December 31, 2003.
[b]	Excluding taxes, transportation costs and regional pricing spreads.

Fuel hedging positions qualifying as cash flow hedges will be reclassified from accumulated other comprehensive income to fuel expense over the life of the hedge as fuel is consumed. At September 30, 2004, a gain of $3 million, net of tax, was recorded in accumulated other comprehensive income associated with our fuel hedges.

Earnings Impact – The decrease in fuel expense from hedging increased pre-tax income by $4 million during the three months ended September 30 in both 2004 and 2003. Fuel hedging increased pre-tax income by $11 million and $15 million during the nine months ended September 30, 2004 and 2003, respectively.

For the nine months ended at September 30, 2004 and 2003, we recorded less than $1 million for hedging ineffectiveness.

Sale of Receivables – We transfer most of our accounts receivable to Union Pacific Receivables, Inc. (UPRI), a bankruptcy-remote subsidiary, as part of a sale of receivables facility. UPRI sells, without recourse on a 364-day revolving basis, an undivided interest in such accounts receivable to investors. The total capacity to sell undivided interests to investors under the facility was $600 million at September 30, 2004. The value of the outstanding undivided interest held by investors under the facility was $590 million at both September 30, 2004 and December 31, 2003. The value of the outstanding undivided interest held by investors is not included in our Consolidated Financial Statements. The value of the undivided interest held by investors was supported by $1,145 million and $1,048 million of accounts receivable held by UPRI at September 30, 2004 and December 31, 2003, respectively. At September 30, 2004 and December 31, 2003, the value of the interest retained by UPRI was $555 million and $458 million, respectively. This retained interest is included in accounts receivable in our Consolidated Financial Statements. The interest sold to investors is sold at carrying value, which approximates fair value, and there is no gain or loss recognized from the transaction.

The value of the outstanding undivided interest held by investors could fluctuate based upon the availability of eligible receivables and is directly affected by changing business volumes and credit risks, including default and dilution. If default or dilution percentages were to increase one percentage point, the amount of eligible receivables would decrease by $6 million. Should UPC’s credit rating fall below investment grade, the value of the outstanding undivided interest held by investors would be reduced, and, in certain cases, the investors would have the right to discontinue the facility.

We have been designated to service the sold receivables; however, no servicing asset or liability has been recognized as the servicing fees adequately compensate us for our responsibilities. We collected approximately $9.0 billion and $8.3 billion during the nine months ended September 30, 2004 and 2003, respectively. UPRI used such proceeds to purchase new receivables under the facility.

The costs of the sale of receivables program are included in other income and were $3 million and $2 million for the three months ended September 30, 2004 and 2003, respectively, and $7 million for the nine months ended September 30 in both years. The costs include interest, program fees paid to banks, commercial paper issuing costs and fees for unused commitment availability.

The investors have no recourse to our other assets except for customary warranty and indemnity claims. Our creditors have no recourse to the assets of UPRI. On August 5, 2004, the sale of receivables program was renewed for an additional 364-day period without any significant changes in terms.

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

The components of our net periodic pension costs for the three and nine months ended September 30, 2004 and 2003 were as follows:

	Pension
	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of Dollars	2004	2003	2004	2003
Service cost	$7	$6	$22	$20
Interest cost	31	28	89	85
Expected return on plan assets	(34)	(32)	(103)	(100)
Amortization of:
Transition obligation	—	(1)	(1)	(2)
Prior service cost	2	2	6	7
Actuarial loss	1	—	3	1

Total net periodic benefit cost	$7	$3	$16	$11

The components of our net periodic OPEB costs for the three and nine months ended September 30, 2004 and 2003 were as follows:

	OPEB
	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of Dollars	2004	2003	2004	2003
Service cost	$—	$1	$4	$5
Interest cost	7	8	24	26
Amortization of:
Prior service cost (credit)	(7)	(3)	(16)	(11)
Actuarial loss	5	4	13	12

Total net periodic benefit cost	$5	$10	$25	$32

Cash Contributions

During 2004, we voluntarily contributed $50 million to our pension plans. We do not expect to make additional contributions in 2004.

7. Capital Stock – The number of shares shown in the Common Stock section of the Consolidated Statement of Changes in Common Shareholders’ Equity excludes 2,665 shares of Common Stock and 232 shares of Class A Stock owned by Southern Pacific Rail Corporation, an affiliate of the Registrant, whose results are included in our Consolidated Financial Statements.

8. Other Income - Other income included the following for the three months and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of Dollars	2004	2003	2004	2003
Net gain on non-operating asset dispositions	$23	$22	$44	$46
Rental income	14	13	38	38
Interest income	—	1	2	3
Other, net	(10)	(7)	(29)	(26)

Total	$27	$29	$55	$61

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

Personal Injury – The cost of personal injuries to employees and others related to our activities is charged to expense based on estimates of the ultimate cost and number of incidents each year. We use an external consulting firm to assist us in properly measuring the expense and liability. Compensation for work-related accidents is governed by the Federal Employers’ Liability Act (FELA). Under FELA, damages are assessed based on a finding of fault through litigation or out-of-court settlements. We offer a comprehensive variety of services and rehabilitation programs for employees who are injured at work. Expenses for our personal injury-related events were $39 million and $66 million for the three months ended September 30, 2004 and 2003, respectively. Our expenses for personal injury-related events for the nine months ended September 30, 2004 and 2003 were $222 million and $187 million, respectively. As of September 30, 2004 and December 31, 2003, we had a liability of $669 million and $615 million, respectively, accrued for future personal injury costs, of which $272 million was recorded in current liabilities as accrued casualty costs in both years.

Asbestos - We have amounts accrued for claims involving certain asserted occupational illnesses, including asbestos related claims. We have engaged an external consulting firm to assist us in assessing our potential liability for unasserted asbestos related claims. Upon completion of this study, we expect to record a charge for these claims during the fourth quarter of 2004.

Environmental Costs – We generate and transport hazardous and non-hazardous waste in our current operations and did so in our former operations, and we are subject to federal, state and local environmental laws and regulations. We have identified 384 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 51 sites that are the subject of actions taken by the U.S. government, 30 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

When an environmental issue has been identified with respect to the property owned, leased or otherwise used in the conduct of our business, we and our consultants perform environmental assessments on such property. We expense the cost of the assessments as incurred. We accrue the cost of remediation where our obligation is probable and such costs can be reasonably estimated.

As of September 30, 2004 and December 31, 2003, we had a liability of $185 million and $187 million, respectively, accrued for future environmental costs, of which $50 million and $57 million, respectively, were recorded in current liabilities as accrued casualty costs. The liability includes future costs for remediation and restoration of sites, as well as for ongoing monitoring costs, but excludes any anticipated recoveries from third parties. Cost estimates are based on information available for each site, financial viability of other potentially responsible parties and existing technology, laws and regulations. The ultimate liability for remediation is difficult to determine because of the number of potentially responsible parties involved, site-specific cost sharing arrangements with other potentially responsible parties, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites and/or the speculative nature of remediation costs. The impact of current obligations is not expected to have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

Purchase Obligations and Guarantees – We periodically enter into financial and other commitments in connection with our business. We do not expect that these commitments or guarantees will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

At September 30, 2004, we were contingently liable for $445 million in guarantees and $31 million in letters of credit. These contingent guarantees were entered into in the normal course of business and include guaranteed obligations of affiliated operations. The guarantee with the longest remaining term expires in 2022. We are not aware of any existing event of default that would require us to satisfy any of these guarantees.

As described in note 10 to our Consolidated Financial Statements, Item 8, in our 2003 annual report on Form 10-K, we had a synthetic operating lease arrangement to finance a new headquarters building. We guaranteed a residual value equal to 85% of the total construction-related costs upon completion of the building. At September 30, 2004, we had a liability of approximately $6 million related to the fair value of this guarantee.

On October 5, 2004, we completed the refinancing of the synthetic lease for the new headquarters building. We will lease the building pursuant to an operating lease with a term of ten years. Total scheduled lease payments during the term are approximately $133.5 million. UPC has guaranteed our obligations under the lease and therefore has a contingent liability for such obligations. Our obligations to make lease payments are not recorded in the Consolidated Financial Statements of the Company or UPC. During the term of the lease, we may, at our option, purchase the building. Such purchase amount will represent the cost of constructing the building, including capitalized interest and transaction expenses, which was $257.5 million. Any such payment may also include an additional make-whole amount for early redemption of the outstanding debt, which will vary depending on prevailing interest rates at the time of prepayment.

Upon expiration of the lease term, if we do not purchase the building or renew the lease, the building will be remarketed. We have guaranteed that the building will have a residual value equal to at least $206 million in the event that the building is remarketed. Therefore, the guarantee made by UPC with respect to our obligations under the lease is expected to represent a contingent obligation of approximately $206 million.

The arrangement is subject to customary default provisions, including, without limitation, those relating to payment defaults under the lease and the operative documents, the acceleration of certain other unrelated debt obligations of the Company or UPC, performance defaults and events of bankruptcy. In the event that such defaults occur and are continuing, we (or UPC pursuant to its guarantee) may be required to pay all amounts due under the lease through the end of the term of the lease.

Income Taxes – As previously reported, the Internal Revenue Service (IRS) has substantially completed its examination of the Corporation’s federal income tax returns for the years 1995 to 1998 and has issued a preliminary notice of deficiency. Specifically, the IRS proposes to disallow 100% of the deductions claimed in connection with certain donations of property occurring during those years. The Corporation disputes the proposed adjustments and intends to defend its position through applicable IRS procedures, and, if necessary, litigation. UPC does not expect that the resolution of this preliminary notice of deficiency will have a material adverse effect on its operating results, financial condition or liquidity.

10. Accounting Pronouncements - In March 2004, the FASB issued an exposure draft, Share-Based Payment, an Amendment of FASB Statements No. 123 and 95. When the standard becomes effective, we will be required to record compensation expense on stock options granted to employees. We are currently assessing the impact that this proposed standard would have on our Consolidated Financial Statements.

11. Cumulative Effect of Accounting Change - Surface Transportation Board (STB) accounting rules require that railroads accrue the cost of removing track structure over the expected useful life of these assets. Railroads historically used this prescribed accounting for reports filed with both the STB and SEC. In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations (FAS 143). This statement was effective for us beginning January 1, 2003, and prohibits the accrual of removal costs unless there is a legal obligation to remove the track structure at the end of its life. We concluded that we did not have a legal obligation to remove the track structure, and therefore, under generally accepted accounting principles, we could not accrue the cost of removal in advance. As a result, reports filed with the SEC will reflect the expense of removing these assets in the period in which they are removed. For STB reporting requirements only, we will continue to follow the historical method of accruing in advance, as prescribed by the STB. FAS 143 also requires us to record a liability for legally obligated asset retirement costs associated with tangible long-lived assets. In the first quarter of 2003, we recorded income from a cumulative effect of accounting change related to the adoption of FAS 143 of $274 million, net of income tax expense of $167 million. The accounting change had no effect on our liquidity.

Item 2. Management’s Narrative Analysis of the Results of Operations

UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY

AND AFFILIATE COMPANIES

RESULTS OF OPERATIONS

Three Months and Nine Months Ended September 30, 2004 Compared to

Three Months and Nine Months Ended September 30, 2003

For purposes of this report, unless the context otherwise requires, all references herein to the “Company,” “we,” “us” and “our” mean Union Pacific Railroad Company.

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

This reference to our website address and any other references to it contained in this report are provided as a convenience and do not constitute, and should not be deemed, an incorporation by reference of the information contained on the website. Therefore, such information should not be considered part of this report.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Consolidated Financial Statements may be material. Our critical accounting policies are available in our 2003 annual report on Form 10-K, Item 7. There have been no significant changes with respect to these policies during the first nine months of 2004.

Network Performance Update

As discussed in this Item 2 and as previously reported, operating results have been adversely affected by our operational challenges associated with record volumes and our resource shortages, which have resulted in additional costs, including higher salary, equipment rent, fuel and other expenses. With the conclusion of the second quarter, we saw our network performance stabilize. During the latter part of the third quarter, amidst record peak season volume, we experienced improvement in our average train speed of nearly one mile per hour to 22.3 miles per hour for the month of September compared to our average train speed in August. October train speeds have fallen back to 21.3 miles per hour as continued record volumes and service interruptions in key corridors affected velocity. Significant improvement in velocity is not expected to occur before the end of peak season, which is usually late November. Actions we have implemented over the last twelve months played a critical role in our progress to date. Hiring and training efforts continued at an accelerated rate in the third quarter, as we hired 1,325 train service employees while graduating 1,200 into service. In addition, 590 conductors began engineer training during the third quarter and 275 new engineers graduated. By year end, over 5,000 new employees will have been placed into conductor service, with 753 graduating engineers. However, locomotive engineers remain a critical constraint. After attrition, we estimate an average annual year-over-year increase of approximately 2,000 full-time equivalent train crew personnel. In addition to hiring and training crews, we accelerated locomotive acquisitions to improve velocity. During the first nine months of 2004, 216 new locomotives and 350 used locomotives under short-term leases entered our system. We expect to put an additional 179 new units into service during the fourth quarter. In addition to adding critical resources, we have also taken actions to manage volume flows onto the network. We have limited the number of cars available for certain services, reduced train service in selected lanes and worked with customers to identify alternative shipping arrangements.

The timing of recovery is uncertain due to unprecedented volume on our network. Our service performance is indicated by our average train speed, freight cars on line and other operating metrics, all of which are updated weekly on our website at www.up.com/investors/reports.

Results of Operations

Net Income – We reported net income of $207 million in the third quarter of 2004 compared to $317 million for the same period in 2003. Year-to-date net income was $536 million versus $1,053 million in 2003. Included in 2003 net income is the cumulative effect of accounting change of $274 million, net of tax. Along with the impact of the cumulative effect of accounting change on year-to-date comparisons, the decrease in third quarter and year-to-date periods was driven by higher fuel prices, wage and benefit inflation, volume-related expenses and higher operational costs associated with a slower rail network. In addition, increased casualty and interest expense associated with an unfavorable court ruling in a claim involving a 1998 crossing accident with a third-party and expenses resulting from a derailment in San Antonio in late June negatively affected income for the year-to-date period. Partially offsetting these expenses were revenue growth in the third quarter and year-to-date periods, a reduction of the deferred state income tax liability primarily attributable to relocating customer service, accounting and information technology operations to Omaha, Nebraska (recognized in the first quarter of 2004), and state income tax credits earned in connection with the new headquarters building in Omaha. Third quarter results were positively affected by lower personal injury expense resulting from an insurance reimbursement, lower than anticipated settlement costs and fewer employee injuries in 2004 than previously assumed.

Operating Revenues – Operating revenue is comprised of commodity revenue and other revenues. Other revenues primarily include subsidiary revenue from various companies that are wholly owned or majority owned by the Railroad, revenue from the Chicago commuter rail operations and accessorial revenue earned due to customer detainment of Railroad-owned or controlled equipment. We recognize commodity revenues on a percentage-of-completion basis as freight moves from origin to destination. Other revenue is recognized as service is performed or contractual obligations are met.

Third quarter rail commodity revenues increased $117 million (4%) to $2.9 billion compared to 2003. Third quarter revenue carloads increased to 2.4 million, up 2% compared to a year ago, with solid growth in the chemical, intermodal and automotive commodity groups. Average revenue per car (ARC) for the period increased 2% to $1,223 driven by fuel surcharges, price increases and index-based contract escalators, which were partially offset by the negative impact of a larger number of lower-ARC shipments. Year-to-date rail commodity revenues grew 5% to $8.6 billion compared to 2003 driven by a 3% increase in revenue carloads and a 2% improvement in ARC. We recognized $90 million and $193 million in operating revenue from our fuel surcharge programs in the third quarter and year-to-date periods, respectively, compared to $28 million and $80 million for the same periods in 2003. Other revenues increased $5 million (4%) to $124 million in the third quarter compared to a year ago driven by an increase in subsidiary revenue partially offset by lower accessorial revenue. Conversely, other revenue declined $4 million (1%) year-to-date versus 2003 due to lower accessorial revenue offset by subsidiary revenue growth.

The following tables summarize the year-over-year changes in rail commodity revenue, revenue carloads and ARC by commodity type:

Commodity Revenue Millions of Dollars	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2004	2003		2004	2003
Agricultural	$394	$411	(4)%	$1,204	$1,158	4%
Automotive	287	276	4	910	898	1
Chemicals	433	401	8	1,272	1,188	7
Energy	629	628	—	1,812	1,791	1
Industrial Products	622	571	9	1,791	1,642	9
Intermodal	579	540	7	1,633	1,521	7

Total	$2,944	$2,827	4%	$8,622	$8,198	5%

Revenue Carloads Thousands	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2004	2003		2004	2003
Agricultural	209	225	(7)%	655	645	2%
Automotive	195	189	3	615	610	1
Chemicals	240	225	7	702	670	5
Energy	561	563	—	1,642	1,621	1
Industrial Products	395	390	1	1,147	1,112	3
Intermodal	808	775	4	2,303	2,220	4

Total	2,408	2,367	2%	7,064	6,878	3%

Average Revenue Per Car	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2004	2003		2004	2003
Agricultural	$1,884	$1,828	3%	$1,839	$1,796	2%
Automotive	1,474	1,455	1	1,480	1,471	1
Chemicals	1,803	1,780	1	1,811	1,773	2
Energy	1,120	1,116	—	1,104	1,105	—
Industrial Products	1,577	1,467	7	1,563	1,476	6
Intermodal	716	697	3	709	685	4

Total	$1,223	$1,195	2%	$1,221	$1,192	2%

Agricultural - Revenue fell 4% in the third quarter of 2004 but improved 4% for the year-to-date period over the comparable periods in 2003. Carloadings decreased 7% in the third quarter and increased 2% for the year-to-date period, while ARC increased 3% and 2%, respectively. The decline in third quarter carloadings and revenue was driven primarily by weak demand for Gulf export wheat. Year-over-year revenue increases were led by corn and feed grains, as demand in the Pacific Northwest has improved. ARC was higher due to fuel surcharges, price increases and the positive impact of a longer average length of haul.

Automotive - Revenue improved 4% for the third quarter and 1% for the year-to-date period of 2004 over the comparable periods in 2003. Sales for international manufacturers remained strong in the third quarter. Carloadings also increased because of higher than usual shipment activity during the July plant shutdown, higher levels of production at several plants and new business. Gains for the year-to-date period were slowed by a first-quarter decrease in production levels from domestic manufacturers. ARC increased 1% both in the third quarter and year-to-date periods due to positive mix and fuel surcharges.

Chemicals - Revenue for the third quarter and year-to-date periods of 2004 over the comparable periods of 2003 grew 8% and 7%, respectively, as carloads and ARC reflected gains in both periods. An increase in market demand related to the overall economic recovery drove the 7% and 5% improvements in carloadings for chemicals during the third quarter and year-to-date periods in 2004. Soda ash also contributed to the revenue increase with strong export demand to Asia, Latin America and Mexico. ARC was up due to price increases related to fuel surcharges, base price increases, index-based contract escalators and longer average length of haul shipments.

Energy - Revenue was flat for the third quarter and increased 1% for the year-to-date period of 2004 over the comparable periods of 2003. Overall, third quarter volume was flat as Colorado and Utah business continued to be strong, offsetting losses in coke shipments, which were down 28% due to coke refinery down-time. Improvement was seen in Southern Powder River Basin volumes resulting from continued strong utility demand and improved network resourcing. Year-to-date carload volumes were up 1% mainly due to a 7% increase in the Colorado and Utah market, driven by strong demand, particularly from eastern utilities. ARC was flat for the quarter and year-to-date periods.

Industrial Products - Revenue increased 9% for both the third quarter and the year-to-date periods of 2004 over the comparable periods of 2003, due to improvement in both carloads and ARC. The revenue gains in both periods were driven by a 1% increase in carloads for the third quarter and a 3% improvement year-to-date resulting from strengthened demand for lumber, steel and nonmetallic minerals, partially offset by lower stone and government shipments. Steel shipments grew as a result of higher demand for U.S. produced steel, while lumber shipments improved as housing starts and low interest rates continued to drive demand. Conversely, stone shipments declined in the third quarter as service recovery efforts impacted volume levels. Government shipments also declined, as 2003 was positively impacted by the increased movement of military equipment and ammunition in support of the war in Iraq. ARC grew 7% and 6% for the third quarter and year-to-date periods due to fuel surcharges, price increases, more high-ARC lumber moves and fewer low-ARC stone shipments.

Intermodal - Revenue for both the third quarter and year-to-date periods of 2004 improved 7% over the comparable periods of 2003, with carloads and ARC increasing in both periods as well. Domestic revenue grew 3% in the third quarter driven by improved overall economic conditions, while international revenue increased 12% resulting from continued strength in imports from the Far East as more domestic goods are being manufactured or assembled overseas. ARC for the three and nine-month periods improved 3% and 4%, respectively, due to fuel surcharges, index-based contract escalators and price increases.

Mexico Business - Included in the commodity revenue reported above is revenue from shipments to and from Mexico, which increased 7% to $234 million for the third quarter and 8% to $705 million for the year-to-date period of 2004 over the comparable periods of 2003. For the third quarter and year-to-date periods, business gains were led by volume growth in the chemical and industrial products commodities, particularly soda ash, steel, cement, newsprint and wood fiber. Year-to-date revenue growth versus 2003 was also driven by an increase in agricultural revenues resulting from higher wheat and import beer moves. A decline in finished vehicle imports in both periods partially offset the increases.

Operating Expenses - Third quarter operating expenses increased $298 million (13%) to $2.7 billion compared to the same period in 2003. Year-to-date operating expenses increased $874 million (12%) compared to the prior year. Expenses in both periods were higher as a result of wage and benefit inflation, volume-related costs, increased crew and asset utilization costs as the network continued to operate at suboptimal levels as well as training expenses associated with an increase in trainmen employment levels. Fuel costs also increased significantly in the second and third quarters versus the same periods in 2003. Expenses in the first quarter of 2004 were also affected by severe winter weather conditions, derailments in key through-freight locations and higher casualty costs relating to a 2002 jury verdict against us for a 1998 crossing accident that was upheld in the first quarter of 2004. Increased casualty costs were also recognized in the second quarter of 2004 due to a derailment in San Antonio, Texas. Conversely, third quarter operating expenses were positively affected by lower personal injury expenses resulting from an insurance reimbursement, lower than anticipated settlement costs and fewer employee injuries in 2004 than previously assumed.

Salaries, Wages and Employee Benefits - Salaries, wages and employee benefits increased $84 million (9%) in the third quarter of 2004 compared to 2003. Year-to-date wage and benefit expenses rose $237 million (8%). The increases were driven by training expenses associated with an increase in trainmen employment levels, increased crew utilization costs due to slower velocity compared to 2003, inflation and volume-related costs. For the three-month period ending September 30, 2004, expenses were also negatively affected by severance costs associated with the relocation of various support functions to Omaha, Nebraska. Lower protection costs and management performance-based compensation expense in 2004 partially offset these increases. Protection cost represents the differential payment when the wage earned for active employment is lower than an employee’s “protected” rate of pay. An individual’s protected rate is imposed by the Surface Transportation Board for employees adversely affected by a merger or is established by collective bargaining agreements. We also benefited from cost savings driven by a smaller non-transportation workforce during the first nine months of 2004.

Equipment and Other Rents - Equipment and other rents primarily includes rental expense that we pay for freight cars owned by other railroads or private companies; freight car, intermodal and locomotive operating leases; other specialty equipped vehicle leases; and office and other rentals. Expenses increased $46 million (15%) in the third quarter compared to 2003 and $125 million (14%) year-to-date. The increase in both periods was driven by an increase in carload volumes, which resulted in higher locomotive and car rental expense and slower system velocity. The higher locomotive expense is also due to additional costs associated with leasing short-term surge locomotive power and the increased leasing of new locomotives, which are being utilized for the higher business volumes and to improve network performance. Year-to-date expenses were also negatively impacted by longer car cycle times resulting from slower network velocity. Car cycle time is defined as the amount of time that a car spends on our system without changing its loaded/unloaded status or having a new waybill issued. These increases were partially offset by reduced rental prices for private freight cars.

Depreciation - The majority of depreciation expense relates to track structure, including rail, ties and other track material. Depreciation expense increased $11 million (4%) in the third quarter versus the same period in 2003 and $35 million (4%) year-to-date compared to 2003. The increase is due to higher capital spending in recent years, which has increased the total value of our depreciable assets, thus requiring additional depreciation expense.

Fuel and Utilities - Fuel and utilities is comprised of locomotive fuel, gasoline, other fuels and utilities other than telephone. Expenses increased $129 million (39%) in the third quarter and $278 million (28%) year-to-date compared to the same periods a year ago. The additional expenses were driven by higher fuel prices and a 1% and 3% increase in gross-ton-miles for the third quarter and year-to-date periods, respectively. In addition, while the third quarter consumption rate was flat compared to 2003, our year-to-date consumption rate was 2% higher versus 2003, resulting in additional fuel expense. Fuel prices averaged $1.25 per gallon in the third quarter of 2004 compared to 90 cents per gallon in the third quarter of 2003 (price includes taxes and transportation costs). Year-to-date, fuel prices averaged $1.14 per gallon compared to 93 cents per gallon in 2003. Higher fuel prices in 2004 resulted in a $121 million increase in fuel expense in the third quarter and a $222 million increase year-to-date compared to 2003. The increase in gross-ton-miles for the third quarter and year-to-date periods resulted in additional fuel expense of $4 million and $26 million, respectively. We hedged approximately 8% of our fuel consumption for the third quarter and 9% for the year-to-date period, which decreased fuel costs by $4 million and $11 million for the third quarter and year-to-date periods, respectively. Gasoline, utilities and propane expenses increased $4 million in the third quarter and $10 million year-to-date primarily due to higher prices.

Materials and Supplies - Materials used for the maintenance of our lines, structures and equipment are the principal components of materials and supplies expense. Office supplies, small tools and other supplies, along with the costs of freight services purchased to ship company materials, are also included. Expenses increased $18 million (17%) in the third quarter and $54 million (18%) year-to-date, primarily due to increased use of locomotive repair materials associated with maintaining a larger fleet with more units off warranty, additional freight car repairs and other materials expense. These increases were partially offset by a shift to additional third-party contracting of locomotive repairs, resulting in a corresponding increase to Purchased Services and Other Costs.

Casualty Costs - The largest component of casualty costs is personal injury expense. Freight and property damage, insurance, environmental matters and occupational illness expense are also included in casualty costs. Casualty costs decreased $37 million (35%) in the third quarter compared to 2003, due to lower personal injury expense resulting from an insurance reimbursement, lower than anticipated settlement costs, fewer employee injuries in 2004 than previously assumed and lower freight loss and damage expenses. Year-to-date, casualty costs increased $22 million (7%) versus 2003 primarily due to increased personal injury costs relating to a 2002 jury verdict against us for a 1998 crossing accident that was upheld on appeal in the first quarter of 2004 and costs related to a derailment near San Antonio that occurred in the second quarter.

Purchased Services and Other Costs - Purchased services and other costs include the costs of services provided by outside contractors, state and local taxes, net costs of operating facilities jointly used by us and other railroads, transportation and lodging for train crew employees, trucking and contracting costs for intermodal containers, leased automobile maintenance expenses, telephone and cellular expenses, employee travel expenses and computer and other general expenses. Expenses increased $47 million (17%) in the third quarter of 2004 and $123 million (15%) year-to-date when compared to last year driven by higher expenses for contract maintenance services, state and local taxes, higher joint facility related expenses, increased trucking expenses for intermodal carriers and crew transportation costs due to additional volume and slower network velocity.

Operating Income – Third quarter operating income decreased $176 million (30%) to $418 million, while operating income year-to-date declined $454 million (29%) to $1.1 billion as higher fuel prices, wage and benefit inflation, volume and resource utilization costs associated with inefficient network operations, training expenses, severe weather conditions in the first quarter, derailments and higher casualty costs more than offset year-to-date commodity revenue growth of 5%. The operating margin for the third quarter was 13.6% compared to 20.2% in 2003. The year-to-date operating margin was 12.2% compared to 18.1% a year ago.

Non-Operating Items - Interest expense decreased $1 million (1%) in the third quarter and was flat on a year-to-date basis. Our average debt level decreased to $6.5 billion from $6.6 billion in both the third quarter and year-to-date periods as compared with the same periods in 2003. Third quarter other income decreased $2 million to $27 million while other income for the year-to-date period decreased $6 million to $55 million in 2004 compared to 2003. Income tax expense decreased $67 million (37%) in the third quarter and $217 million (48%) year-to-date compared to 2003 due to lower pre-tax income; a reduction of the deferred state income tax liability primarily attributable to relocating customer service, accounting and information technology operations to Omaha, Nebraska (recognized in the first quarter of 2004); and state income tax credits earned in connection with the new headquarters building in Omaha.

Other Operating and Financial Statistics

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003
Gross ton-miles (billions)	262.8	259.8	775.3	754.9
Revenue ton-miles (billions)	138.6	137.0	409.3	395.7

Gross and Revenue Ton-Miles – Both gross and revenue ton-miles increased 1% for the third quarter and 3% for the year-to-date periods versus 2003, driven by carloading growth of 2% and 3%, respectively. Third quarter gross and revenue ton-miles growth was negatively affected by volume growth experienced in the lower density commodity groups of intermodal and automotive, combined with a decline in agricultural carloads, which is a higher density commodity. Gross ton-miles are calculated by multiplying the weight of a loaded or empty freight car by the number of actual miles hauled. Revenue ton-miles are based on tariff miles and do not include the weight of the freight car.

OTHER MATTERS

Intercompany Relationship with UPC - At September 30, 2004 and December 31, 2003, we had $969 million and $972 million working capital deficit balances, respectively, relating to UPC’s management of our cash position. As part of UPC’s cash management activities, we advance excess cash (cash available after satisfying all of our obligations and paying dividends to UPC) to UPC. We declare and pay dividends to UPC which typically approximate the dividends that UPC declares to its shareholders; however, there is no formal requirement to do so. The dividend declaration between UPC and us is determined solely by our Board of Directors. To the extent we require additional cash for use in our operations, UPC makes such funds available to us for borrowing. Transactions between UPC and us are treated as net intercompany borrowings in the Consolidated Statements of Financial Position.

The majority of our intercompany borrowings from UPC relate to the acquisitions of the Chicago and North Western Transportation Company and Southern Pacific Rail Corporation, which were funded by UPC on our behalf. We assumed these acquisition costs in the form of intercompany borrowings from UPC. The intercompany borrowings accrue interest at an annual rate of 7.5%, which may be adjusted from time to time, and are payable on demand. There are no restrictions on the amount we are able to borrow from UPC. Intercompany borrowings are unsecured and rank equally with all of our other unsecured indebtedness.

UPC provides us with various services, including strategic planning, legal, treasury, accounting, auditing, insurance, human resources and corporate affairs. Billings for these services were $16 million and $13 million for the three months ended September 30, 2004 and 2003, respectively. Billings were $43 million and $40 million for the nine months ended September 30, 2004 and 2003, respectively.

Commitments and Contingencies – There are various claims and lawsuits pending against us and certain of our subsidiaries. We are also subject to various federal, state and local environmental laws and regulations, pursuant to which we are currently participating in the investigation and remediation of various sites.

Pensions – During 2004, we voluntarily contributed $50 million to our pension plans. We do not expect to make additional contributions in 2004.

Accounting Pronouncements – In March 2004, the FASB issued an exposure draft, Share-Based Payment, an Amendment of FASB Statements No. 123 and 95. When the standard becomes effective, we will be required to record compensation expense on stock options granted to employees. We are currently assessing the impact that this proposed standard would have on our Consolidated Financial Statements.

Income Taxes – As previously reported, the IRS has substantially completed its examination of the Corporation’s federal income tax returns for the years 1995 to 1998 and has issued a preliminary notice of deficiency. Specifically, the IRS proposes to disallow 100% of the deductions claimed in connection with certain donations of property occurring during those years. The Corporation disputes the proposed adjustments and intends to defend its position through applicable IRS procedures, and, if necessary, litigation. We do not expect that the resolution of this preliminary notice of deficiency will have a material adverse effect on our operating results, financial condition or liquidity.

Asbestos – We have engaged an external consulting firm to assist us in assessing our potential liability for unasserted asbestos related claims. Upon completion of this study, we expect to record a charge for these claims during the fourth quarter of 2004.

Ratio of Earnings to Fixed Charges – For the three months and nine months ended September 30, 2004, our ratio of earnings to fixed charges were 2.7 and 2.4, respectively, compared to 4.0 and 3.6 for the corresponding periods in 2003. The ratio of earnings to fixed charges has been computed on a consolidated basis. Earnings represent income from continuing operations, less equity earnings net of distributions, plus fixed charges and income taxes. Fixed charges represent interest charges, amortization of debt discount and the estimated amount representing the interest portion of rental charges.

CAUTIONARY INFORMATION

Certain statements in this report, and statements in other material filed or to be filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us), are, or will be, forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements include, without limitation, statements regarding: expectations as to operational or service improvements; statements concerning expectations of the effectiveness of steps taken or to be taken to improve operations or service, including the hiring and training of train crews, acquisition of additional locomotives, infrastructure improvements and management of customer traffic on the system to meet demand; expectations as to cost savings, revenue growth and earnings; the time by which certain objectives will be achieved; statements or information concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; statements of management’s goals and objectives; proposed new products and services; estimates of costs relating to environmental remediation and restoration; expectations that claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters that will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity and any other similar expressions concerning matters that are not historical facts.

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

Additionally, the CEO and CFO determined that there have been no significant changes to the Company’s internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We were notified that a qui tam, or private citizen, complaint was filed in the United States District Court for the Central District of California against, among other parties, the City of Long Beach, City of Long Beach Harbor Department, Port of Long Beach (the Port), Union Pacific Corporation, Union Pacific Railroad Company and Union Pacific Resources Company, also known as Union Pacific Resources Group Inc. (Resources), a former subsidiary of UPC. A private citizen is pursuing the action because the federal government and the State of California elected not to pursue the claims. The complaint alleges that the defendants violated the Federal Civil False Claims Act and the California False Claims Act by conspiring to use public funds to (1) shift environmental cleanup liability to the Port when Resources sold its Terminal Island oil field property to the Port in 1994, and (2) effect the acquisition by the Port of the Terminal Island property in which the Port (or the State of California) allegedly already held certain incidents of title. The complaint, which has not yet been served on us, seeks damages of $2.405 billion, unspecified costs for remediating groundwater contamination, and claims treble damages and civil penalties of $10,000 per day. We dispute the factual and legal bases of the complaint. Also, we have notified Anadarko Petroleum Corporation (Anadarko), as successor to Resources after its acquisition in 2000, that an indemnification agreement between Resources and Union Pacific obligates Anadarko to indemnify us for all damages, costs and expenses related to the complaint.

ENVIRONMENTAL MATTERS

We have received notices from the EPA and state environmental agencies alleging that we are or may be liable under certain federal or state environmental laws for remediation costs at various sites throughout the United States, including sites that are on the Superfund National Priorities List or state superfund lists. Although specific claims have been made by the EPA and state regulators with respect to some of these sites, the ultimate impact of these proceedings and suits by third parties cannot be predicted at this time because of the number of potentially responsible parties involved, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites, and/or the speculative nature of remediation costs.

As previously reported on Form 10-Q for the quarter ended June 30, 2002, a criminal case relating to a series of alleged releases was filed against the Railroad by the District Attorneys of Merced, Madera and Stanislaus Counties in California. The criminal case was dismissed in the last quarter of 2003 and was subsequently refiled as a civil action by several Counties. The refiled suit sought civil penalties against the Railroad in connection with the release of calcium oxide (“lime”), which leaked from an unidentified railcar between Chowchilla and Sacramento, California, on December 27, 2001, and another incident in which lime leaked from a railcar between Chowchilla and Stockton, California on February 21, 2002. The suit contended that regulatory violations occurred by virtue of the Railroad’s alleged failure to timely report the release of a “hazardous material,” its alleged disposal of hazardous waste, and the alleged release of material into the waters of the State of California. On September 20, 2004, the Court dismissed the suit with prejudice. However, we expect the Counties to appeal this dismissal.

On October 7, 2004, the Attorney General’s office of Illinois filed complaints against The Alton & Southern Railway Company, a wholly owned subsidiary of the Railroad, as a result of a release of vinyl acetate, a hazardous material, during a collision and derailment on September 21, 2004, in East St. Louis, Illinois. The state seeks to enjoin The Alton & Southern from further violations and impose a monetary penalty. The amount of the proposed penalty is uncertain but could exceed $100,000.

Item 6. Exhibits

Exhibits are listed in the exhibit index on page 27.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2004

UNION PACIFIC RAILROAD COMPANY (Registrant)

By	/s/ Robert M. Knight, Jr.
Robert M. Knight, Jr.,
Executive Vice President - Finance and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Richard J. Putz
Richard J. Putz,
Chief Accounting Officer and Controller
(Principal Accounting Officer)

UNION PACIFIC RAILROAD COMPANY

EXHIBIT INDEX

Exhibit No.	Description of Exhibits Filed with this Statement

3(b)	By-Laws of Registrant, as amended, effective October 15, 2004.

12(a)	Ratio of Earnings to Fixed Charges for the Three Months Ended September 30, 2004 and 2003.

12(b)	Ratio of Earnings to Fixed Charges for the Nine Months Ended September 30, 2004 and 2003.

31(a)	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Richard K. Davidson.

31(b)	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Robert M. Knight, Jr.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Richard K. Davidson and Robert M. Knight, Jr.

Description of Exhibits Incorporated by Reference

3(a)	Amended Certificate of Incorporation of the Registrant, effective as of February 1, 1998, is incorporated herein by reference to Exhibit 3(a) to the Company’s annual report on Form 10-K for the year ended December 31, 1998.