Form 10-K
period 2004-12-31
UNION PACIFIC RAILROAD CO/DE
filed 2005-02-25
CIK 92259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004 OR
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
4 3/4% General Income Mortgage Bonds due 2020 and 2030
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

YES      X           NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes                   No       X

None of the Registrant’s voting stock is held by non-affiliates. The Registrant is a wholly owned subsidiary of Union Pacific Corporation.

As of February 25, 2005, the Registrant had outstanding 7,130 shares of Common Stock, $10 par value, and 620 shares of Class A Stock, $10 par value.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of Union Pacific Corporation’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2005, have been incorporated by reference into Part III of this report. The Corporation’s Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

UNION PACIFIC RAILROAD COMPANY

PART I

PART I

Item 1. Business

GENERAL

Union Pacific Railroad Company, together with its wholly owned and majority-owned subsidiaries and certain affiliates (collectively, the Company, UPRR, or the Railroad), is a Class I Railroad, incorporated in Delaware, and is an indirect wholly owned subsidiary of Union Pacific Corporation (the Corporation or UPC). The Company’s principal executive offices are located at 1400 Douglas Street, Omaha, NE 68179. The telephone number at that address is (402) 544-5000.

For purposes of this report, unless the context otherwise requires, all references herein to the “Company”, “we”, “us”, and “our” shall mean Union Pacific Railroad Company.

Union Pacific Railroad Company is the largest railroad in North America, covering 23 states across the western two-thirds of the United States. Our operating results include Southern Pacific Rail Corporation, which we acquired in October 1996. During 1997, we acquired an ownership interest in a consortium that was granted a 50-year concession to operate the Pacific-North and Chihuahua Pacific lines in Mexico. We made an additional investment in the consortium in 1999 and currently hold a 26% ownership interest.

Available Information – Our Internet website is www.up.com. We make available free of charge on our website (under the “Investors” caption link) our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, the Corporation’s proxy statements, Forms 3, 4, and 5, filed on behalf of the Corporation’s directors and executive officers, and amendments to such reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the Exchange Act), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). We also make available on our website previously filed SEC reports and exhibits via a link to EDGAR on the SEC’s Internet site at www.sec.gov. Additionally, UPC’s corporate governance materials, including Board Committee charters, governance guidelines and policies, and codes of conduct and ethics for directors, officers, and employees may be found on our website at www.up.com/investors. From time to time, the corporate governance materials on our website may be updated as necessary to comply with rules issued by the SEC and the New York Stock Exchange (NYSE) or as desirable to promote the effective and efficient governance of our company. Any security holder wishing to receive, without charge, a copy of any of these SEC filings or corporate governance materials should send a written request to: Secretary, Union Pacific Corporation, 1400 Douglas Street, Omaha, NE 68179.

References to our website address and any other references to the website contained in this report, including references in Management’s Narrative Analysis of the Results of Operations, Item 7, are provided as a convenience and do not constitute, and should not be deemed, an incorporation by reference of the information contained on the website. Therefore, such information should not be considered part of this report.

OPERATIONS

We are a Class I railroad that operates in the United States. We have approximately 33,000 route miles, linking Pacific Coast and Gulf Coast ports with the Midwest and eastern United States gateways and providing several north/south corridors to key Mexican gateways. We serve the western two-thirds of the country and maintain coordinated schedules with other rail carriers for the handling of freight to and from the Atlantic Coast, the Pacific Coast, the Southeast, the Southwest, Canada, and Mexico. Export and import traffic is moved through Gulf Coast and Pacific Coast ports and across the Mexican and Canadian borders. Our commodity revenue totaled $11.7 billion in 2004 and is comprised of the following six commodity groups:

Agricultural – The transportation of agricultural products, including whole grains (for animal and human consumption) and commodities produced from these grains, food and beverage products, and sweeteners, provided 14% of our 2004 commodity revenue. With access to most major grain markets, we provide a critical link between the Midwest and western producing areas and the primary Pacific Northwest (PNW) and Gulf ports, as well as Mexico. We also serve significant domestic markets, including grain processors and feeders and ethanol producers in the Midwest, West, South, and Rocky Mountain states. Unit trains of grain efficiently shuttle between producers and export terminals or domestic markets. Primary food commodities consist of a variety of fresh and frozen fruits and vegetables, dairy products, and beverages that are moved to major U.S. population centers for consumption. Express Lane, our premium and perishables service that moves fruits and vegetables from the PNW and California to destinations in the East, continues to focus on drawing market share from the trucking industry. Frozen meat and poultry are also transported to the West Coast ports for export, while beverages are imported into the U.S. from Mexico. Sweeteners are primarily short-haul sugar beet movements from the fields to the refineries, both of which are located in Idaho.

Automotive – We are the largest automotive carrier west of the Mississippi River, serving seven vehicle assembly plants and distributing imported vehicles from six West Coast ports and Houston. We serve 42 vehicle distribution centers that deliver vehicles to all major western U.S. cities. These centers serve as rail car-to-truck haul away operations for major domestic and international automotive manufacturers. In addition to transporting finished vehicles, we currently provide expedited handling of automobile materials in both boxcars and containers to several assembly plants. Mexico continues to be an integral part of our automotive business. We carry automobile materials bound for assembly plants in Mexico, the U.S., and Canada to and from Mexican interchanges and transport finished vehicles from manufacturing facilities in Mexico. In 2004, transportation of finished vehicles and automobile materials accounted for 11% of our total commodity revenue.

Chemicals – The transportation of chemicals provided 15% of our 2004 commodity revenue. Our franchise enables us to serve the large chemical producing areas along the Gulf Coast, as well as the Rocky Mountain region. More than two-thirds of the chemicals business consists of liquid and dry chemicals, plastics, and liquid petroleum products. In addition to transporting plastics, customers also leverage our industry leading storage-in-transit yards for intermediate storage of plastic resins. Soda ash shipments originate in southwestern Wyoming and California and are consumed primarily in glass producing markets in the East, the West, and abroad. Fertilizer movements originate primarily in the Gulf Coast region, as well as the West and Canada, bound for major agricultural end-users in the Midwest and the western U.S.

Energy – Coal transportation accounted for 20% of our 2004 commodity revenue. Our geographic footprint positions us to transport coal destined for utilities and industrial facilities in 27 states, as well as to the Gulf and rail/barge/ship facilities on the Mississippi and Ohio Rivers and the Great Lakes. We serve mines located in the Southern Powder River Basin of Wyoming, in addition to Colorado, Utah, southern Wyoming, and southern Illinois. Southern Powder River Basin coal represents the largest growth segment of the market, as utilities continue to favor its low cost and low-sulfur content. In addition, we continue to penetrate markets in the East as electricity generation continues to grow in the face of declining eastern coal production. High-BTU, low-sulfur coal from Colorado and Utah is also transported for export to Mexico.

Industrial Products – The industrial products group includes a broad range of commodities, from bulk products like stone, cement, minerals, waste, and scrap to higher-value shipments like lumber, paper, government, and consumer goods. Bulk commodities often move in unit train service from origin to a distribution facility in major metropolitan areas. Other commodities move in manifest trains and rely on our extensive network to move between thousands of shippers and customers across North America. In 2004, the transportation of industrial products provided 21% of our total commodity revenue.

Intermodal – Our intermodal business, which represents 19% of our 2004 commodity revenues, is classified as international, domestic, or premium shipments. International business consists of international container traffic for steamship customers. It arrives at West Coast ports for destinations throughout the United States. Domestic business includes domestic container and trailer traffic handled by intermodal marketing companies (primarily shipper agents and consolidators) and truckload carriers. Less-than-truckload and package carriers with time-sensitive business requirements account for the majority of our premium service. Service performance and reliability are important in driving intermodal business growth.

Working Capital – We currently have, and historically have had, a working capital deficit, which is not uncommon in our industry and does not indicate a lack of liquidity or financial stability. We maintain adequate resources to meet our daily cash requirements, and we have sufficient financial capacity to satisfy our current liabilities.

Competition – We are subject to competition from other railroads, motor carriers, and barge operators. Our main rail competitor is Burlington Northern Santa Fe Corporation. Its rail subsidiary, BNSF Railway Company, operates parallel routes in many of our main traffic corridors. In addition, we operate in corridors served by other competing railroads and by motor carriers. Motor carrier competition is particularly strong with respect to five of our six commodity groups (excluding energy) due to shorter delivery times offered by such carriers. Because of the proximity of our routes to major inland and Gulf Coast waterways, barge competition can be particularly pronounced, especially for grain and bulk commodities. Competition can pressure both transit time requirements and pricing, as well as place a greater emphasis on the quality and reliability of the service provided. While we must build or acquire and maintain our rail system, trucks and barges are able to use public rights-of-way maintained by public entities. Any future improvements or expenditures materially increasing the quality or reducing the costs of these alternative modes of transportation in the locations in which we operate, or legislation granting materially greater latitude for motor carriers with respect to size or weight limitations, could have a material adverse effect on our results of operations, financial condition, and liquidity.

Equipment Suppliers – We are dependent on two key domestic suppliers of locomotives. Due to the capital intensive nature and sophistication of this equipment and its production, there are high barriers of entry to potential new suppliers. Therefore, if one of these domestic suppliers discontinues manufacturing locomotives, we could experience a significant cost increase and the potential for reduced availability of the locomotives that are necessary to our operations.

Employees – Approximately 88% of our more than 48,000 full-time equivalent employees are represented by 14 major rail unions. Under the collective bargaining round that began on November 1, 1999, 11 of the 14 unions reached new labor agreements with the railroads. We are currently negotiating new agreements with the remaining three unions. Existing agreements remain in effect and will continue to remain in effect until new agreements are reached or the Railway Labor Act’s procedures (which include mediation, cooling-off periods, and the possibility of Presidential intervention) are exhausted. The current agreements provide for periodic wage increases until new agreements are reached.

On November 1, 2004, notices for the next round of negotiations were sent to all 14 unions by the National Railway Labor Conference on our behalf (and other carriers in the conference). These legal notices state our desire to modify the current collective bargaining agreements. Contract negotiations with the various unions usually take place over an extended period of time and generally have not resulted in work stoppages.

GOVERNMENTAL AND ENVIRONMENTAL REGULATION

Governmental Regulation – Our operations are subject to a variety of federal, state, and local regulations, generally applicable to all businesses (see also the discussion of certain regulatory proceedings in Legal Proceedings, Item 3).

Our operations are subject to the regulatory jurisdiction of the Surface Transportation Board (STB) of the United States Department of Transportation (DOT) and other federal and state agencies. Our operations are also subject to the regulations of the Federal Railroad Administration (FRA) of the DOT. The STB has jurisdiction over rates charged on certain regulated rail traffic; freight car compensation; transfer, extension or abandonment of rail lines; and acquisition of control of rail common carriers.

The DOT and the Occupational Safety and Health Administration, along with other federal agencies, have jurisdiction over certain aspects of safety, movement of hazardous materials, movement and disposal of hazardous waste, emissions requirements, and equipment standards. Various state and local agencies have jurisdiction over disposal of hazardous waste and seek to regulate movement of hazardous materials in areas not otherwise preempted by federal law.

On February 14, 2005, we received a Civil Investigative Demand (CID) from the Antitrust Division of the Department of Justice (DOJ). The CID seeks information concerning pricing activities for the transportation of coal carried by us from the Southern Powder River Basin. During 2004, several coal shippers’ organizations questioned the appropriateness of our pricing practices for Southern Powder River Basin coal transportation. We initiated a meeting with the DOJ in early December in order to explain those practices and the manner in which price information is distributed to customers. It is not uncommon for the DOJ to issue CIDs to gather additional facts and information to facilitate its investigatory functions. Issuance of a CID does not indicate any conclusion with respect to the legality of our coal pricing activities. We are confident that the DOJ’s investigation will confirm that our activities are lawful, and we intend to cooperate with the DOJ’s request for information.

Environmental Regulation – In addition to the regulations governing the transportation of hazardous materials, we are subject to extensive federal and state environmental statutes and regulations pertaining to public health and the environment. The statutes and regulations are administered and monitored by the Environmental Protection Agency (EPA) and by various state environmental agencies. The laws primarily affecting our operations are the Resource Conservation and Recovery Act of 1976, regulating the management and disposal of solid and hazardous wastes; the Comprehensive Environmental Response, Compensation, and Liability Act of 1976, regulating the cleanup of contaminated properties; the Clean Air Act, regulating air emissions; and the Clean Water Act, regulating waste water discharges.

Information concerning environmental claims and contingencies and estimated remediation costs is set forth in Management’s Narrative Analysis of the Results of Operations – Critical Accounting Policies – Environmental, Item 7.

Item 2. Properties

Our primary real estate, equipment, and other properties are owned or leased to support our rail operations. We operate facilities and equipment designated for both maintenance and repair, including locomotives, rail cars, and other equipment, and for monitoring such maintenance and repair work. Other facilities include rail yards, intermodal ramps, and maintenance shops throughout the rail system. We spent approximately $1.9 billion in capital during 2004 for, among other things, building and maintaining track, structures and infrastructure, upgrading and augmenting equipment, and implementing new technologies.

Certain of our properties are subject to federal, state, and local laws and regulations governing the protection of the environment (see discussion of environmental issues in Business – Governmental and Environmental Regulation, Item 1, and Management’s Narrative Analysis of the Results of Operations – Critical Accounting Policies – Environmental, Item 7).

Track – Our rail operations utilize approximately 33,000 main line and branch line route miles in 23 states in the western two-thirds of the United States. We own approximately 27,000 route miles, with the remainder of route miles operated under trackage rights or leases. Route miles operated and track miles installed and replaced as of, and for the year ending, December 31, 2004 are as follows:

Miles
Main line	27,415
Branch line	5,201
Yards, sidings, and other main lines	21,261
Total	53,877
Track miles of rail installed and replaced:
New	689
Used	336
Ties installed and replaced (000)	4,775

Equipment – Our primary rail equipment consisted of the following as of, and for the year ending, December 31, 2004:

Equipment
Owned or leased at year-end:
Locomotives	7,682
Freight cars:
Covered hoppers	37,504
Boxcars	20,879
Open-top hoppers	19,431
Gondolas	15,970
Other	10,856
Work equipment and other	7,048
Average age of equipment (years):
Locomotives	14.7
Freight cars	23.0

Item 3. Legal Proceedings

Environmental Matters

As previously reported in our Annual Report on Form 10-K for 2003, the United States Attorney for the Central District of California notified us that the office intended to pursue criminal charges against us for alleged violations of federal environmental laws, including the federal Clean Water Act, in connection with releases of oil and oil contaminated water from our Taylor Yard in 2001 and 2003. In April 2004, we settled the State of California’s claims arising from these releases for $45,020.

As previously reported in our Annual Report on Form 10-K for 2003, the California Department of Toxic Substances Control (DTSC) threatened civil prosecution against us in November 2003, after a series of protracted negotiations, relating to our failure to register as a hazardous waste transporter under California law from April 2000 to August 2001. We contend that we are exempt from the registration requirements due to federal preemption. The DTSC has proposed civil penalties of $125,160 for the alleged violation. We continue to vigorously oppose this proposed penalty.

As previously reported in our Annual Report on Form 10-K for 2001, on January 30, 2002, the Louisiana Department of Environmental Quality (LDEQ) issued to us a notice of a proposed penalty assessment in the amount of $195,700. The LDEQ proposed penalty relates to the derailment of one of our trains carrying hazardous materials near Eunice, Louisiana on May 27, 2000. We met with the LDEQ regarding this matter to present documentation indicating that no penalty should be assessed. We have filed suit against the LDEQ in Louisiana State District Court challenging the penalty.

As previously reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, the San Joaquin County District Attorney filed an action against us on February 3, 2003, alleging claims under the California Business and Professions Code section 17200 (unfair business practices), Fish and Game Code section 5650 and 5650.1, California Health and Safety Code section 25189(d) and Public Nuisance, California Civil Code section 3480. The claims arise from a February 16, 2000 derailment in Stockton, California, in which a locomotive struck an object on the tracks, resulting in the puncture of a fuel tank. The District Attorney alleged that diesel fuel from this spill entered waters of the State of California. The complaint also asserted claims under the above referenced statutes for any other diesel spill which may have occurred in the State of California, between 2000 and 2003, in which diesel may have passed into waters of the State of California and seeks injunctive relief, as well as civil penalties of $25,000 for the alleged February 16, 2000 diesel spill and total penalties of not less than $250,000 for all diesel spills which may have occurred since 2000. The District Attorney filed an amended complaint on April 10, 2003, which narrowed the claims to the incident of February 16, 2000. The amended complaint seeks both injunctive relief and daily penalties for each day that fuel was in the affected waterway, which could exceed $100,000.

As previously reported in our Annual Report on Form 10-K for 2003, a criminal case relating to a series of alleged releases of calcium oxide (lime) was filed against us by the District Attorneys of Merced, Madera, and Stanislaus Counties in California. The criminal case was dismissed in the last quarter of 2003 and was subsequently refiled as a civil action by several counties. The refiled suit sought civil penalties against us in connection with the release of lime from an unidentified rail car between Chowchilla and Sacramento, California, on December 27, 2001, and another incident in which lime leaked from a rail car between Chowchilla and Stockton, California on February 21, 2002. The suit contended that regulatory violations occurred by virtue of our alleged failure to timely report the release of a “hazardous material,” our alleged disposal of hazardous waste, and the alleged release of material into the waters of the State of California. On September 20, 2004, the Court dismissed the suit with prejudice. The State appealed this decision and the appeal remains pending.

As previously reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, on April 26, 2002, we received written notice of a proposed $250,000 penalty from the Illinois Environmental Protection Agency relating to a collision between trains from Conrail and us. The collision occurred near Momence, Illinois, on March 23, 1999, when an eastbound Conrail train failed to stop at a signal and struck our train that was properly occupying a crossing. The collision resulted in a release of diesel fuel from the fuel tanks of our locomotive, which was promptly reported and remediated. We received notice in January 2003 that the amount of the proposed penalty, including oversight costs, had been reduced to $127,000. We continue to vigorously oppose this proposed penalty.

As previously reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, the Attorney General’s office of Illinois filed an Agreed Order and Complaint and a Complaint for Injunctive and Other Relief on October 7, 2004, against The Alton & Southern Railway Company, our wholly owned subsidiary, as a result of a collision and derailment on September 21, 2004. The state seeks to enjoin The Alton & Southern from further violations, as well as impose a monetary penalty. The amount of the proposed penalty is uncertain but could exceed $100,000.

In December 2004, we were advised by the District Attorney of Riverside County, California, that the County intends to file either a criminal or civil action against us as a result of our alleged unlawful disposal of hazardous waste. This claim arises out of an April 2004 incident in which a construction crew allegedly discarded hazardous waste into a dumpster that was subsequently taken to a landfill in Cathedral City, California. The District Attorney intends to seek fines or penalties in excess of $100,000.

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

Information concerning environmental claims and contingencies and estimated remediation costs is set forth in Management’s Narrative Analysis of the Results of Operations – Critical Accounting Policies – Environmental, Item 7.

Other Matters

As previously reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, we were notified that a qui tam, or private citizen, complaint was filed in the United States District Court for the Central District of California against, among other parties, the City of Long Beach, City of Long Beach Harbor Department, Port of Long Beach (the Port), Union Pacific Corporation, Union Pacific Railroad Company, and Union Pacific Resources Company, also known as Union Pacific Resources Group Inc. (Resources), a former subsidiary of UPC. A private citizen filed the action because the federal government and the State of California elected not to pursue the claims. The complaint alleges that the defendants violated the Federal Civil False Claims Act and the California False Claims Act by conspiring to use public funds to (1) shift environmental cleanup liability to the Port when Resources sold its Terminal Island oil field property to the Port in 1994, and (2) effect the acquisition by the Port of the Terminal Island property in which the Port (or the State of California) allegedly already held certain incidents of title. The complaint, which has not been served on us, seeks damages of $2.405 billion, unspecified costs for remediating groundwater contamination, and treble damages and civil penalties of $10,000 per day. We dispute the factual and legal bases of the complaint. Also, we have notified Anadarko Petroleum Corporation (Anadarko), as successor to Resources after its acquisition in 2000, that an indemnification agreement between Resources and the Corporation obligates Anadarko to indemnify us for all damages, costs, and expenses related to the complaint.

Item 4. Submission of Matters to a Vote of Security Holders

Omitted in accordance with General Instruction I of Form 10-K.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

As of the date of filing this Report, we had the following amounts of capital stock issued and outstanding: 7,130 shares of Common Stock, par value $10.00 per share (our Common Stock); 620 shares of Class A Stock, par value $10.00 per share (our Class A Stock); 4,829 Redeemable Preference Shares (Series A), initial par value $10,000 per share; and 436 Redeemable Preference Shares (Series B), initial par value $10,000 per share (collectively, the Preference Shares). All of our Common Stock and our Class A Stock, which constitutes all of the voting capital stock, is owned by the Corporation or a wholly owned subsidiary of the Corporation, and all of the Preference Shares, which are non-voting stock, are owned by the Federal Railroad Administration. Accordingly, there is no market for our capital stock.

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

Our Class A Stock is entitled to a cash dividend whenever a dividend is declared on the Common Stock, in an amount which equals 8 percent of the sum of the dividends on both the Class A Stock and the Common Stock. Dividends on our Common Stock, which are paid on a quarterly basis, totaled $287 million and $231 million in 2004 and 2003, respectively. Dividends paid on our Class A Stock were $25 million and $20 million in 2004 and 2003, respectively.

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

RESULTS OF OPERATIONS

Millions of Dollars, Except Per Share Amounts	2004	2003	2002
Income before cumulative effect of accounting change	$617	$1,140	$1,374
Cumulative effect of accounting change	-	274	-
Net income	$617	$1,414	$1,374
Net income as percentage of operating revenues	5.1%	12.3%	12.4%
Operating margin	10.7%	18.6%	21.0%

Income Before Cumulative Effect of Accounting Change – Income before cumulative effect of accounting change declined in 2004 due to higher fuel prices, a $154 million after-tax asbestos charge, higher operational costs associated with a slower network, volume-related expenses, and wage and benefit inflation. Revenue growth of 6% partially offset the higher expenses.

The decrease in income before cumulative effect of accounting change in 2003 was a result of higher fuel prices, inflation, network costs (including expenses associated with increased volumes), lower gains from real estate sales (2002 asset sales included transactions with the Utah Transit Authority (UTA) for $141 million pre-tax and the Santa Clara Valley Transportation Authority (VTA) for $73 million pre-tax), which more than offset revenue gains, lower interest expense, and productivity improvements. Productivity is measured by both gross ton-miles per inflation-adjusted expense dollar and gross ton-miles per employee.

Operating Revenues – Operating revenue is comprised of commodity revenue and other revenues. Other revenues primarily include subsidiary revenue from various companies that are wholly owned or majority owned by us, revenue from our commuter rail operations, and accessorial revenue earned due to customer detainment of our owned or controlled equipment. We recognize commodity revenues on a percentage-of-completion basis as freight moves from origin to destination. Other revenue is recognized as service is performed or contractual obligations are met. The allocation of revenue between reporting periods is based on the relative transit time in each reporting period.

Operating revenues increased $671 million (6%) to $12.2 billion in 2004, compared to an increase of $406 million (4%) in 2003. Commodity revenue increased $651 million (6%) in 2004 and $378 million (4%) in 2003. The increase in 2004 was driven by the industrial products, intermodal, and chemical commodity groups, while growth in 2003 was generated by gains in the industrial products, agricultural, intermodal, and energy commodity groups.

Average revenue per car (ARC) improved 3% to $1,236 in 2004 compared to a 2% increase in 2003, while revenue carloads increased 2% and 1% in 2004 and 2003, respectively. The increase in both periods was driven by fuel surcharges, price increases, and index-based contract escalators. We recognized $330 million and $112 million in commodity revenue from our fuel surcharge programs in 2004 and 2003, respectively.

Other revenue increased $20 million (4%) in 2004 driven by increased passenger and subsidiary revenue, partially offset by a decrease in accessorial revenues. In 2003, other revenue improved $28 million (6%) due to higher passenger, subsidiary, and accessorial revenues.

The following tables summarize the year-over-year changes in commodity revenue, revenue carloads, and average revenue per car by commodity type:

Commodity Revenue in Millions of Dollars	2004	2003	2002	% Change 2004 v 2003	% Change 2003 v 2002
Agricultural	$1,675	$1,578	$1,506	6%	5%
Automotive	1,235	1,216	1,209	2	1
Chemicals	1,719	1,589	1,575	8	1
Energy	2,404	2,412	2,343	-	3
Industrial Products	2,419	2,180	2,035	11	7
Intermodal	2,240	2,066	1,995	8	4
Total	$11,692	$11,041	$10,663	6%	4%

Revenue Carloads in Thousands	2004	2003	2002	% Change 2004 v 2003	% Change 2003 v 2002
Agricultural	883	883	875	-%	1%
Automotive	826	820	818	1	-
Chemicals	935	888	904	5	(2)
Energy	2,172	2,187	2,164	(1)	1
Industrial Products	1,515	1,478	1,419	2	4
Intermodal	3,127	2,983	2,951	5	1
Total	9,458	9,239	9,131	2%	1%

Average Revenue per Car	2004	2003	2002	% Change 2004 v 2003	% Change 2003 v 2002
Agricultural	$1,896	$1,787	$1,722	6%	4%
Automotive	1,496	1,484	1,477	1	-
Chemicals	1,839	1,788	1,742	3	3
Energy	1,107	1,103	1,083	-	2
Industrial Products	1,597	1,475	1,434	8	3
Intermodal	716	693	676	3	3
Total	$1,236	$1,195	$1,168	3%	2%

Agricultural – The 2004 improvement was driven by increased demand for dry feed ingredients and the positive ARC impact of longer average length of haul shipments. Corn and feed grain shipments also posted revenue gains as demand for these shipments to the Pacific Northwest improved. Revenue growth was also achieved through additional shipments for Gulf export and wheat to Mexico. ARC grew due to the positive mix impact of longer average length of haul shipments, as well as price increases and fuel surcharges.

Revenue growth in 2003 was driven by higher demand for Gulf wheat exports and ethanol shipments. Revenue gains were also achieved through additional shipments of sugar beets due to a favorable crop in 2003 and canned and packaged foods resulting from additional, longer-haul shipments from the west coast. ARC grew due to the positive mix impact of longer average length of haul shipments, as well as price increases and fuel surcharges.

Automotive – Revenue growth in 2004 was attributable to increased volume of both finished vehicles, primarily from international shippers, and automotive materials shipments. This was partially offset by a decline in shipments for domestic manufacturers due to lower production levels and weakened sales. ARC was up slightly in 2004 due to fuel surcharges and the favorable impact of longer average length of haul.

Revenue growth in 2003 was driven by additional volume due to market share gains for materials shipments, partially offset by a decline in revenues from domestic manufacturers, as the softening economy weakened demand for finished vehicles and forced production cuts. ARC was up slightly in 2003, as price increases were partially offset by the mix impact of disproportionate growth in materials shipments, which move at a lower revenue per car than finished vehicles.

Chemicals – In 2004, liquid and dry chemical shipments were up due to overall economic activity, led by intermediate chemicals and caustic soda. Soda ash, or sodium carbonate, which is an important raw material for manufacturing, moves increased due to strong domestic and export demand. Plastics showed increases in both carloadings and revenue due to an improved economy and a stronger export market. ARC improved due to a mix shift toward longer average length of haul moves, increased shipments of high-ARC soda ash, and the positive effects of price increases and fuel surcharges.

In 2003, reduced plastics volume led the decline in carloads as the soft economy combined with higher input costs caused producers to lower inventories and reduce shipments. Growth of market demand for domestic and export soda ash partially offset the decline. ARC improved due to a mix shift toward longer average length of haul moves, driven by fewer cars in storage-in-transit, in addition to price increases and fuel surcharges.

Energy – In 2004, overall volume was slightly down compared to record levels set in 2003. Volume increased 9% for business originating in Colorado due to strong demand for western high-BTU coal. Supply constraints for eastern coal and imports will continue to increase the demand for western coal. Price increases and fuel surcharges drove ARC improvements but were offset by the mix impact of shorter length of haul moves.

In 2003, strong utility demand due to lower inventories in the last three quarters more than offset the absence of export traffic from the Colorado and Utah mining regions (as Japan was sourcing coal from other Far Eastern producers). ARC increased primarily due to index-based contract escalators.

Industrial Products – Higher revenue in 2004 was driven by growth in lumber, steel, and non-metallic minerals. Demand for lumber was driven by housing starts and continued low interest rates. Steel increased as strong global market demand limited imports and spurred demand for domestic steel. ARC improved due to price increases, fuel surcharges, and more high-ARC lumber moves.

Revenue improvement in 2003 was attributable to government, steel, and lumber business growth. The increase in government shipments was driven by movement of military equipment and ammunition in support of the war effort. Lumber positively impacted carloads, as housing starts and low interest rates continued to drive demand. Steel and scrap shipments also increased as the weakening dollar created higher domestic and export demand for U.S. produced steel, augmented by market share gains. ARC rose due to price increases, fuel surcharges, and more high-ARC lumber moves, reflecting demand for building materials.

Intermodal – Revenue increased in 2004, driven by improved overall economic conditions and an increase in imports from the Far East, as more domestic goods were manufactured or assembled overseas. ARC in 2004 improved due to fuel surcharges and price increases.

In 2003, carloads were up due to strong imports and improved economic conditions, as well as the year over year impact of the labor dispute between the International Longshoreman and Warehouse Union (ILWU) and the Pacific Maritime Association (PMA), which occurred primarily in the fourth quarter of 2002. ARC in 2003 improved due to fuel surcharges and price increases.

Mexico Business – Included in the commodity revenue reported above is revenue from shipments to and from Mexico. This revenue grew 9% to $970 million in 2004 compared to a 2% increase to $893 million for 2003. Business gains in 2004 were led by increased volume in the industrial products, intermodal, chemical, and automotive business groups, particularly cement, newsprint and wood fiber, liquid and dry chemicals, soda ash, and automotive materials. Revenue growth was also driven by an increase in agricultural revenues resulting from both higher wheat exports and beer imports. A decline in export shipments of corn and feed grains, as well as a reduction in energy carloads, partially offset the increases. Growth in 2003 was led by market share gains in automotive materials shipments and increased revenue for agricultural products resulting from higher corn and meal exports, as well as increased beer imports.

Operating Expenses

Millions of Dollars	2004	2003	2002	% Change 2004 v 2003	% Change 2003 v 2002
Salaries, wages, and employee benefits	$4,104	$3,803	$3,590	8%	6%
Equipment and other rents	1,370	1,218	1,235	12	(1)
Depreciation	1,108	1,063	1,139	4	(7)
Fuel and utilities	1,816	1,341	1,065	35	26
Materials and supplies	487	413	464	18	(11)
Casualty costs	690	411	360	68	14
Purchased services and other costs	1,307	1,118	917	17	22
Total	$10,882	$9,367	$8,770	16%	7%

Operating expenses increased in 2004 due to higher fuel prices, an asbestos charge of $247 million (pre-tax), higher crew and asset utilization costs resulting from slower network velocity, and volume-related costs. Expenses in 2004 were also negatively impacted by wage and benefit inflation, additional training expenses associated with an increase in trainmen employment levels, increased depreciation expense, and higher casualty costs relating to a jury verdict upheld against us for a 1998 crossing accident and a derailment in San Antonio, Texas in 2004. Our service issues, including increased hiring and training efforts, added approximately $300 million in operating expenses during 2004.

Operating expenses in 2003 were higher due to increased fuel prices, wage and benefit inflation, and volume-related costs as well as higher operational costs resulting from a slower rail network in the third and fourth quarters of the year. These increases were mitigated somewhat by lower depreciation expense, a 2% reduction in employment levels, and cost control efforts. Cost control efforts are defined as focused actions to reduce discretionary spending and failure costs.

Salaries, Wages, and Employee Benefits – The increase in 2004 was driven by wages and training expenses associated with an increase in trainmen employment levels, increased crew costs due to slower network velocity, inflation, volume-related expenses, and severance costs associated with the relocation of various support functions to Omaha, Nebraska. Lower protection costs and performance-based compensation expense for management partially offset these increases. Protection cost represents the differential payment when the wage earned for active employment is lower than an employee’s “protected” rate of pay. An individual’s protected rate is imposed by the STB for employees adversely affected by a merger or is established by collective bargaining agreements. We also benefited from cost savings driven by a smaller non-transportation workforce during the year.

The increase in 2003 resulted from the adoption of FASB Statement No.143, Accounting for Asset Retirement Obligations (FAS 143), which accounted for $110 million of the increase. Other drivers included inflation, volume-related costs, protection costs, increased crew utilization costs due to a shortage of available crews in the third and fourth quarters, as well as higher pension expense.

Equipment and Other Rents – Equipment and other rents primarily includes rental expense we pay for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; other specialty equipment leases; and office and other rentals. Expenses increased in 2004 due to an increase in carload volumes, which resulted in higher locomotive and car rental expenses, and longer car cycle times resulting from slower network velocity. The higher locomotive expense includes additional costs associated with leasing short-term surge locomotive power, which is more costly than long-term locomotive leases, and the increased leasing of new locomotives, which are being utilized for the higher business volumes and to improve network performance. Car cycle time is defined as the amount of time that a car spends on our system without changing its loaded/unloaded status or having a new waybill issued.

Conversely, expenses decreased in 2003 due primarily to lower rental prices for private rail cars, partially offset by higher locomotive lease expense and increased car cycle times driven by higher inventory of cars on the system due to slower network velocity in the third and fourth quarters of 2003.

Depreciation – The majority of depreciation relates to track structure, including rail, ties, and other track material. Depreciation expense increased in 2004 primarily due to a higher depreciable asset base caused by higher capital spending in recent years.

The 2003 decrease was driven by the adoption of FAS 143, as well as the implementation of depreciation studies approved by the STB, which resulted in lower depreciation rates in 2003 for certain track assets, partially offset by increased rates for locomotives and other assets. The higher depreciable asset base partially offset the favorable impact of FAS 143 and the depreciation studies in 2003.

Fuel and Utilities – Fuel and utilities include locomotive fuel, utilities other than telephone, and gasoline and other fuels. The increases in 2004 and 2003 were driven by diesel fuel prices, which averaged $1.22, $0.92, and $0.73 per gallon in 2004, 2003, and 2002, respectively (including taxes and transportation costs), and higher gallons consumed on a year-over-year basis. The higher fuel price in 2004 contributed $416 million to the increase; however, approximately 52% of these costs were recovered through our fuel surcharge programs and are included in operating revenues. The increase in gross ton-miles in 2004 and 2003 drove the higher fuel usage resulting in an additional $24 million and $25 million in fuel expense in each year, respectively. We hedged approximately 9% and 13% of our fuel consumption for 2004 and 2003, in accordance with our hedging policy, which decreased fuel costs by $14 million in 2004 and $28 million in 2003. Gasoline, utilities, and propane expenses increased $13 million in 2004 and $12 million in 2003 due to higher prices.

Materials and Supplies – Materials used for the maintenance of our lines, structures, and equipment is the principal component of materials and supplies expense. Office, small tools and other supplies, and the costs of freight services purchased to ship Company materials are also included. Expenses increased in 2004 due to increased use of locomotive repair materials associated with maintaining a larger fleet that includes older units not covered by warranties, additional freight car repairs, higher materials costs, and increased freight charges for shipment of Company material.

Conversely, expenses decreased in 2003 driven primarily by costs associated with track removal as well as fewer locomotive repairs, cost control measures, and a shift to more contracting of locomotive repairs, which resulted in a corresponding increase to Purchased Services and Other Costs. The 2003 reduction was partially offset by higher costs for locomotive materials.

Casualty Costs – Personal injury expense, freight and property damage, insurance, environmental matters, and asbestos expense are included in casualty costs. Costs in 2004 increased due to the asbestos charge of $247 million (pre-tax), higher personal injury expense due to a 2002 jury verdict against us for a 1998 crossing accident that was upheld on appeal in 2004, and costs related to a 2004 derailment near San Antonio, Texas. These increases were partially offset by reduced personal injury expense driven by lower than anticipated settlement costs and fewer employee injuries in 2004 than previously assumed, in addition to lower expense for our insurance programs.

Expenses in 2003 increased due to higher personal injury expense, insurance costs due to increased premiums, and expenses associated with destruction of foreign equipment. Destruction of foreign equipment expense is incurred when equipment owned by other railroads is destroyed while in our possession.

Purchased Services and Other Costs – Purchased services and other costs include the costs of services purchased from outside contractors, state and local taxes, net costs of operating facilities jointly used by other railroads and us, transportation and lodging for train crew employees, trucking and contracting costs for intermodal containers, leased automobile maintenance expenses, telephone and cellular expense, employee travel expense, and computer and other general expenses. Expenses increased in 2004 as a result of higher locomotive contract maintenance services, state and local taxes, relocation costs associated with moving various support personnel to Omaha, Nebraska, and increased trucking expenses for intermodal carriers and crew transportation costs due to slower network velocity and additional volume.

Similarly, expenses rose in 2003 due to the drivers mentioned above in addition to higher contract-related expenses resulting from the cost of track removal and joint facilities costs, which were up due to reduced haulage receipts and increased expenses associated with a new joint facility contract.

The following table shows operating income and non-operating financial results for periods ended December 31:

Millions of Dollars	2004	2003	2002
Operating income	$1,298	$2,142	$2,333
Other income	72	119	321
Interest expense	(492)	(492)	(541)
Income before income taxes	$878	$1,769	$2,113
Income taxes	(261)	(629)	(739)
Income before cumulative effect of accounting change	$617	$1,140	$1,374

Operating Income – Operating income decreased in 2004 as higher fuel prices, a $247 million pre-tax asbestos charge, resource utilization costs associated with sub-optimal network operations, volume-related expenses, wage and benefit inflation, training expenses, and higher casualty costs more than offset annual revenue growth of 6%. Our service issues, including increased hiring and training efforts, added approximately $300 million in operating expenses during 2004.

Operating income in 2003 declined as productivity gains and lower depreciation expense were more than offset by higher fuel prices, inflation, volume, and resource utilization costs experienced in the third and fourth quarters of 2003.

Non-Operating Items

Other Income – Lower gains from real estate sales caused the decrease in 2004. The reduction in 2003 was primarily a result of higher 2002 real estate gains (transactions included sales to the Utah Transit Authority with a pre-tax value of $141 million and the Santa Clara Valley Transit Authority with a pre-tax value of $73 million).

Interest Expense – The improvement in interest expense in 2004 and 2003 compared to 2002 was primarily due to declining weighted-average debt levels of $6.5 billion, $6.6 billion, and $7.1 billion in 2004, 2003, and 2002, respectively. Our effective interest rate was 7.6% in 2004, compared to 7.5% and 7.6% in 2003 and 2002, respectively.

Income Taxes – Income tax expense decreased in 2004, driven by lower pre-tax income, a reduction in the deferred state income tax liability primarily attributable to relocating support operations to Omaha, Nebraska, state income tax credits earned in connection with the new headquarters building in Omaha, and an increase in foreign tax credits resulting from the passage of the American Jobs Creation Act of 2004.

The decrease in 2003 was driven by lower pre-tax income, which was partially offset by a tax adjustment recognized in 2002 for prior years’ income tax examinations. Our effective tax rate decreased to 29.7% in 2004 compared to 35.6% and 35.0% in 2003 and 2002, respectively.

OTHER MATTERS

Intercompany Relationship with UPC – At December 31, 2004 and 2003, we had $775 million and $972 million working capital deficit balances, respectively, relating to UPC’s management of our cash position. As part of UPC’s cash management activities, we advance excess cash (cash available after satisfying all of our obligations and paying dividends to UPC) to UPC. We declare and pay dividends to UPC which typically approximate the dividends that UPC declares to its shareholders; however, there is no formal requirement to do so. The dividend declaration between us and UPC is determined solely by our Board of Directors. To the extent we require additional cash for use in our operations, UPC makes such funds available to us for borrowing. Transactions between UPC and us are treated as net intercompany borrowings in the Consolidated Statements of Financial Position.

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

UPC provides us with various services, including strategic planning, legal, treasury, accounting, auditing, insurance, human resources, and corporate affairs. Pursuant to a services agreement, UPC provides services to us, and we pay UPC its share of the costs as determined by an independent review. Billings for these services were $60 million and $58 million for the years ended December 31, 2004 and 2003, respectively.

Ratio of Earnings to Fixed Charges – For the years ended December 31, 2004 and 2003, our ratio of earnings to fixed charges was 2.2 and 3.7, respectively. Earnings represent income before cumulative effect of accounting change, less equity earnings net of distributions, plus fixed charges and income taxes. Fixed charges represent interest charges, amortization of debt discount, and the estimated amount representing the interest portion of rental charges. The decline in our ratio was due primarily to lower income before cumulative effect of accounting change.

Inflation – The cumulative effect of long periods of inflation has significantly increased asset replacement costs for capital-intensive companies. As a result, assuming that all operating assets are replaced at current price levels, depreciation charges (on an inflation-adjusted basis) would be substantially greater than historically reported amounts.

Derivative Financial Instruments – We use derivative financial instruments in limited instances for other than trading purposes to manage risk related to changes in fuel prices and to achieve our interest rate objectives. We are not a party to leveraged derivatives and, by policy, do not use derivative financial instruments for speculative purposes. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. We formally document the nature and relationships between the hedging instruments and hedged items, as well as our risk-management objectives, strategies for undertaking the various hedge transactions, and method of assessing hedge effectiveness. We may use swaps, collars, futures, and/or forward contracts to mitigate the downside risk of adverse price movements and to hedge the exposure to variable cash flows. The use of these instruments also limits future benefits from favorable movements. The purpose of these programs is to protect our operating margins and overall profitability from adverse fuel price changes or interest rate fluctuations.

Market and Credit Risk –We address market risk related to derivative financial instruments by selecting instruments with value fluctuations that highly correlate with the underlying hedged item. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring high credit standards for counterparties and periodic settlements. At December 31, 2004, we have not been required to provide collateral, nor have we received collateral relating to our hedging activities.

In addition, we enter into secured financings in which the debtor has pledged collateral. The collateral is based upon the nature of the financing and the credit risk of the debtor. We generally are not permitted to sell or repledge the collateral unless the debtor defaults.

Determination of Fair Value – The fair values of our derivative financial instrument positions at December 31, 2003 were determined based upon current fair values as quoted by recognized dealers or developed based upon the present value of expected future cash flows discounted at the applicable U.S. Treasury rate, London Interbank Offered Rates (LIBOR), or swap spread.

Sensitivity Analyses – The sensitivity analyses that follow illustrate the economic effect that hypothetical changes in interest rates or fuel prices could have on our results of operations and financial condition. These hypothetical changes do not consider other factors that could impact actual results.

Interest Rate Cash Flow Hedges – In May 2004, in anticipation of a future lease transaction, we entered into treasury lock transactions with notional amounts totaling $125 million and an average locked-in rate of 5.08%. The treasury locks are accounted for as cash flow hedges. On September 28, 2004, the treasury locks were settled in connection with a 10-year operating lease, commencing on October 5, 2004, and maturing on September 30, 2014. The settlement of these treasury lock transactions was based on a treasury yield of 4.01% and resulted in a payment of $11 million to our counterparty that is being amortized to rent expense over the life of the 10-year operating lease. As of December 31, 2004 and 2003, we had no interest rate cash flow hedges outstanding.

Fuel Cash Flow Hedges – Fuel costs are a significant portion of our total operating expenses. In 2004 and 2003, our primary means of mitigating the impact of adverse fuel price changes was our fuel surcharge program. However, we may use swaps, collars, futures and/or forward contracts to further mitigate the impact of adverse fuel price changes.

We currently have no fuel hedges in place for 2005. As of December 31, 2003, collars were in place for 9% of expected fuel consumption for 2004. The collars had a floor of $0.64, a cap of $0.74, and a ceiling of $0.86 per gallon, excluding taxes, transportation costs, and regional pricing spreads. Based on annualized fuel consumption during 2004, each one-cent increase in the price of fuel would have resulted in approximately $8.5 million of additional fuel expense, after tax. As of December 31, 2002, we hedged approximately 7% of our forecasted 2003 fuel consumption using fuel swaps at $0.58 per gallon, excluding taxes, transportation costs, and regional pricing spreads.

Accounting Pronouncements – In December 2004, the FASB issued Statement No. 123 (R), Share-Based Payment. This statement, which is effective for the Company beginning July 1, 2005, requires that companies recognize compensation expense equal to the fair value of stock options or other share based payments. We anticipate the impact of this pronouncement will not differ materially from what has been disclosed in our pro forma net income located in our Significant Accounting Policies section of the Consolidated Financial Statements and applicable notes to the Consolidated Financial Statements, Item 8.

Asbestos – We are a defendant in a number of lawsuits in which current and former employees allege exposure to asbestos. Additionally, we have received claims for asbestos exposure that have not been litigated. The claims and lawsuits (collectively referred to as “claims”) allege occupational illness resulting from exposure to asbestos-containing products. In most cases, the claimants do not have credible medical evidence of physical impairment resulting from the alleged exposures. Additionally, most claims filed against us do not specify an amount of alleged damages.

The greatest potential for asbestos exposure in the railroad industry existed while steam locomotives were used. The railroad industry, including our predecessors and us, phased out steam locomotives in approximately 1955-1960. The use of asbestos-containing products in the railroad industry was substantially reduced after steam locomotives were discontinued, although it was not completely eliminated. Some asbestos-containing products were still manufactured in the building trade industry and were used in isolated component parts on locomotives and railroad cars during the 1960s and 1970s. By the early 1980s, manufacturers of building materials and locomotive component parts developed non-asbestos alternatives for their products and ceased manufacturing asbestos-containing materials.

Prior to 2004, we concluded it was not possible to reasonably estimate the cost of disposing of asbestos-related claims that might be filed against us in the future, due to a lack of sufficient comparable history from which to reasonably estimate unasserted asbestos-related claims. As a result, we recorded a liability for asbestos-related claims only when the claims were asserted.

We believe we can now reasonably estimate a liability for unasserted asbestos-related claims because we have sufficient comparable loss data and there is no immediate legislative solution to asbestos litigation. During 2004 we engaged a third-party expert with extensive experience in estimating resolution costs for asbestos-related claims to assist us in assessing the number and value of these unasserted claims through 2034, based on our average claims experience over a multi-year period. As a result, we increased our liability for asbestos-related claims to $326 million. At December 31, 2004, $17 million was classified as current liabilities, while the remainder was classified as long-term accrued casualty costs. Approximately 14% of the recorded liability related to asserted claims, and approximately 86% related to unasserted claims. These claims are expected to be paid out over the next 30 years. A summary of asbestos-related claims activity in recent years follows:

	Year Ended December 31,
Millions of Dollars	2004	2003	2002
Pending claims, beginning of year	2,560	1,541	1,325
New claims filed	474	1,612	547
Claims settled/dismissed	718	593	331
Pending claims, end of year	2,316	2,560	1,541
Payments	$14.1	$14.4	$12.4
Aggregate payments to settle asbestos-related claims	$118.3	$104.2	$89.8

We have insurance coverage that reimburses us for a portion of the costs incurred to resolve asbestos-related claims. At December 31, 2004, we have recognized an asset for estimated insurance recoveries.

We believe that our liability for asbestos-related claims and the estimated insurance recoveries reflect reasonable and probable estimates. The amounts recorded for asbestos-related liabilities and related insurance recoveries were based on currently known facts. However, future events, such as the number of new claims to be filed each year, average settlement costs, and insurance coverage issues could cause the actual costs and insurance recoveries to be higher or lower than the projected amounts. Estimates may also vary due to changes in the litigation environment, federal and state law governing compensation of asbestos claimants, and the level of payments made to claimants by other defendants.

Commitments and Contingencies – Various claims and lawsuits are pending against us and certain of our subsidiaries. We are also subject to various federal, state, and local environmental laws and regulations, pursuant to which we are currently participating in the investigation and remediation of various sites. We do not expect that any known lawsuits, claims, environmental costs, commitments, contingent liabilities, or guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity after taking into account liabilities previously recorded for these matters.

CRITICAL ACCOUNTING POLICIES

Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The following critical accounting policies are a subset of our significant accounting policies described in the notes to the Consolidated Financial Statements, Item 8. These critical accounting policies affect significant areas of our financial statements and involve judgment and estimates. If these estimates differ significantly from actual results, the impact on our Consolidated Financial Statements may be material.

Asbestos – We are a defendant in a number of lawsuits in which current and former employees allege exposure to asbestos. Additionally, we have received claims for asbestos exposure that have not been litigated. A liability for resolving both asserted and unasserted asbestos-related claims through 2034 has been estimated and recorded. A third-party expert with experience in estimating resolution costs for asbestos-related claims assisted us in assessing our potential liability. The liability for resolving both asserted and unasserted claims was based on the following assumptions:

•	The number of claims received in 2005 will be consistent with average claims received between 2000 and 2003.
•	The number of claims to be filed against us will decline each year after 2005.
•	The average settlement values for asserted and unasserted claims will be equivalent to those experienced between 2002 and 2004.
•	The percentage of claims dismissed between 2002 and 2004 will continue through 2034.

As a result of the assessment for unasserted asbestos-related claims, we increased our liability for asbestos-related claims to $326 million. At December 31, 2004, $17 million was classified as current liabilities, while the remainder was classified as long-term accrued casualty costs. Approximately 14% of the recorded liability related to asserted claims and approximately 86% related to unasserted claims. These claims are expected to be paid out over the next 30 years. We have insurance coverage for a portion of the costs incurred to resolve asbestos-related claims and we have recognized an asset for estimated insurance recoveries.

We believe that our liability for asbestos-related claims and the estimated insurance recoveries reflect reasonable and probable estimates. The amounts recorded for asbestos-related liabilities and related insurance recoveries were based on currently known facts. However, future events, such as the number of new claims to be filed each year, average settlement costs, and insurance coverage issues could cause the actual costs and insurance recoveries to be higher or lower than the projected amounts. Estimates may also vary due to changes in the litigation environment, federal and state law governing compensation of asbestos claimants, and the level of payments made to claimants by other defendants.

Environmental – We are subject to federal, state, and local environmental laws and regulations. We have identified 384 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 52 sites that are the subject of actions taken by the U.S. government, 31 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

When an environmental issue has been identified with respect to property owned, leased, or otherwise used in the conduct of our business, we and our consultants perform environmental assessments on the property. We expense the cost of the assessments as incurred. We accrue the cost of remediation where our obligation is probable and such costs can be reasonably estimated. We do not discount our environmental liabilities when the timing of the anticipated cash payments is not fixed or readily determinable.

Environmental expense for the years ended December 31, 2004, 2003, and 2002 were $46 million, $26 million, and $37 million, respectively. As of December 31, 2004 and 2003, we had a liability of $201 million and $187 million, respectively, accrued for future environmental costs, of which $50 million and $57 million, respectively, were recorded in current liabilities as accrued casualty costs. The liability includes future costs for remediation and restoration of sites, as well as ongoing monitoring costs, but excludes any anticipated recoveries from third parties. Cost estimates are based on information available for each site, financial viability of other potentially responsible parties and existing technology, laws, and regulations. The ultimate liability for remediation is difficult to determine because of the number of potentially responsible parties involved, site-specific cost sharing arrangements with other potentially responsible parties, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites, and the speculative nature of remediation costs. Current obligations are not expected to have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

Personal Injury – The cost of personal injuries to employees and others related to our activities is charged to expense based on estimates of the ultimate cost and number of incidents each year. We use third-party actuaries to assist us in properly measuring the expense and liability, including unasserted claims. Compensation for work-related accidents is governed by the Federal Employers’ Liability Act (FELA). Under FELA, damages are assessed based on a finding of fault through litigation or out-of-court settlements. We offer a comprehensive variety of services and rehabilitation programs for employees who are injured at work. Annual expenses for our personal injury-related events were $288 million in 2004, $250 million in 2003, and $221 million in 2002. As of December 31, 2004 and 2003, we had a liability of $637 million and $615 million accrued for future personal injury costs, respectively, of which $272 million was recorded in current liabilities as accrued casualty costs in both years. Changes in estimates can vary due to evolving trends in litigation related to personal injury cases.

Depreciation – The railroad industry is capital intensive. Properties are carried at cost. Provisions for depreciation are computed principally on the straight-line method based on estimated service lives of depreciable property. The lives are calculated using a separate composite annual percentage rate for each depreciable property group, based on the results of a depreciation study. We are required to submit a report on depreciation studies and proposed depreciation rates every three years for equipment property and every six years for road property to the STB for review and approval. The cost (net of salvage) of depreciable rail property retired or replaced in the ordinary course of business is charged to accumulated depreciation, and no gain or loss is recognized. A gain or loss is recognized in other income for all other property upon disposition. The cost of internally developed software is capitalized and amortized over a five-year period. An obsolescence review of capitalized software is performed on a periodic basis.

Capital spending in recent years has increased the total value of our depreciable assets. Cash capital spending totaled $1.9 billion for the year ended December 31, 2004. In 2003, we implemented depreciation studies, approved by the STB, resulting in lower depreciation expense of $50 million for the year ended December 31, 2003, due to a reduction in depreciation rates for certain track assets (effective January 1, 2003), partially offset by increased rates for locomotives and other assets (effective July 1, 2003). For the year ended December 31, 2004, depreciation expense was $1.1 billion. Various methods are used to estimate useful lives for each group of depreciable property. Due to the capital intensive nature of the business and the large base of depreciable assets, variances to those estimates could have a material effect on our Consolidated Financial Statements. If the estimated useful lives of all depreciable assets were increased by one year, annual depreciation expense would decrease by approximately $37 million. If the estimated useful lives of all assets to be depreciated were decreased by one year, annual depreciation expense would increase by approximately $40 million.

Income Taxes – We account for income taxes by recording taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns.

As required under Financial Accounting Standards Board (FASB) Statement No. 109, Accounting for Income Taxes, these expected future tax consequences are measured based on provisions of tax law as currently enacted; the effects of future changes in tax laws are not anticipated. Future tax law changes, such as a change in the corporate tax rate, could have a material impact on our financial condition or results of operations.

When appropriate, we record a valuation allowance against deferred tax assets to offset future tax benefits that may not be realized. In determining whether a valuation allowance is appropriate, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based in part on management’s judgments regarding the best available evidence about future events. Based on that analysis, we have recorded a valuation allowance of $10 million against certain deferred tax assets as of December 31, 2004.

Pension and Other Postretirement Benefits – We use third-party actuaries to assist us in properly measuring the liabilities and expenses associated with providing pension and defined contribution medical and life insurance benefits (OPEB) to eligible employees. In order to use actuarial methods to value the liabilities and expenses we must make several assumptions. The critical assumptions used to measure pension obligations and expenses are the discount rate and expected rate of return on pension assets. For other postretirement benefits, the critical assumptions are the discount rate and healthcare cost trend rate.

We evaluate our critical assumptions at least annually, and selected assumptions are based on the following factors:

•	Discount rate is based on a hypothetical portfolio of high quality bonds with cash flows matching our plans’ expected benefit payments.
•	Expected return on plan assets is based on our asset allocation mix and our historical return, taking into consideration current and expected market conditions.
•	Healthcare cost trend rate is based on our historical rates of inflation and expected market conditions.

The following tables present the key assumptions used to measure pension and OPEB expense for 2004 and the estimated impact on 2004 pension and OPEB expense relative to a change in those assumptions:

Assumptions	Pension	OPEB
Discount rate	6.50%	6.50%
Expected return on assets	8.00%	N/A
Healthcare cost trend rate:
Current	N/A	9.00%
Level in 2010	N/A	5.00%

Sensitivities	Increase in Expense
Millions of Dollars	Pension	OPEB
0.25% decrease in discount rate	$1	$1
0.25% decrease in expected return on plan assets	$4	N/A
1% increase in healthcare cost trend rate	N/A	$14

RISK FACTORS

We Face Competition from Other Railroads and Other Transportation Providers – We are subject to competition from other railroads, which operate parallel routes in many of our traffic corridors, in addition to motor carriers and, to a lesser extent, ships, barges, and pipelines. Competition can pressure both transit time requirements and pricing, as well as place a greater emphasis on the quality and reliability of the service provided. While we must build or acquire and maintain our rail system, trucks and barges are able to use public rights-of-way maintained by public entities. Any future improvements or expenditures materially increasing the quality or reducing the cost of alternative modes of transportation in the regions in which we operate, or legislation granting materially greater latitude for motor carriers with respect to size or weight limitations, could have a material adverse effect on our results of operations, financial condition, and liquidity.

We Have Experienced Service Difficulties, Which May Continue – Due to unprecedented demand for rail service, a shortage of train personnel and locomotives, and capacity constraints, we have experienced network difficulties, including congestion and reduced velocity on our system, which have compromised the level of service we provide to our customers in a competitive environment. Although we have taken steps to correct these difficulties, including hiring and training employees for train service, acquiring equipment, and the ongoing redesign of our transportation plan to better manage traffic on our system, we cannot be sure that these measures will fully or adequately address our service difficulties. We also cannot be sure that we will not experience other difficulties related to network capacity, dramatic and unplanned increases of demand for rail service in one or more of our commodity groups, or other events that could have a negative impact on our operational efficiency, any of which could have a material adverse effect on our results of operations, financial condition, and liquidity.

We Are Subject to Significant Governmental Regulation – We are subject to governmental regulation by a significant number of federal, state, and local authorities covering a variety of health, safety, labor, environmental (as discussed below), and other matters. Our failure to comply with applicable laws and regulations could have a material adverse effect on us. Governments may change the legislative or regulatory frameworks within which we operate without providing us with any recourse for any adverse effects that the change may have on our business. Economic re-regulation of the rail industry would negatively impact our ability to determine prices for rail services and reduce capital spending on our rail network, resulting in a material adverse effect on our results of operations, financial condition, and liquidity. Also, some laws and regulations require us to obtain and maintain various licenses, permits, and other authorizations, and we cannot provide assurance that we will continue to be able to do so. In addition, one or more consolidations of Class I railroads could lead to future re-regulation of the rail industry.

Rising Fuel Costs Could Materially and Adversely Affect Our Business – Fuel costs constitute a significant portion of our transportation expenses. Diesel fuel prices are subject to dramatic fluctuations. Significant price increases may have a material adverse effect on our operating results. Additionally, fuel prices and supplies are affected by international, political, and economic circumstances. If a fuel supply shortage were to arise from OPEC production curtailments, a disruption of oil imports, or otherwise, higher fuel prices could, despite our fuel surcharge programs, materially affect our operating results, financial condition, and liquidity.

We Are Subject to Significant Environmental Laws and Regulations – Our operations are subject to extensive federal, state, and local environmental laws and regulations concerning, among other things, emissions to the air; discharges to waters; handling, storage, transportation, and disposal of waste and other materials; and the cleanup of hazardous material or petroleum releases. We generate and transport hazardous and non-hazardous waste in our current operations, and we did so in our former operations. Environmental liability can extend to previously owned or operated properties, leased properties, and properties owned by third parties, as well as to properties currently owned and used by us. Environmental liabilities have arisen and may also arise from claims asserted by adjacent landowners or other third parties in toxic tort litigation. We have been and may be subject to allegations or findings that we have violated, or are strictly liable under, these laws or regulations. Although we have appropriately recorded current and long-term liabilities for known future environmental costs, we could incur significant costs as a result of any of the foregoing, and we may be required to incur significant expenses to investigate and remediate known, unknown, or future environmental contamination, which could have a material adverse effect on our results of operations, financial condition, and liquidity.

The Majority of Our Employees Belong to Labor Unions, and Labor Agreements, Strikes, or Work Stoppages Could Adversely Affect Our Operations – We are a party to collective bargaining agreements with various labor unions in the United States. Under the collective bargaining round that began on November 1, 1999, 11 of the 14 major rail unions reached new labor agreements. We are currently negotiating new agreements with the remaining three unions. On November 1, 2004, notices for the next round of negotiations were sent to all 14 unions by the National Railway Labor Conference on our behalf (and other carriers in the conference). These legal notices state our desire to modify the current collective bargaining agreements. Disputes with regard to the terms of these agreements or our potential inability to negotiate acceptable contracts with these unions could result in, among other things, strikes, work stoppages, or other slowdowns by the affected workers. If unionized workers were to engage in a strike, work stoppage, or other slowdown, or other employees were to become unionized, we could experience a significant disruption of our operations or higher ongoing labor costs, either of which could have a material adverse effect on our results of operations, financial condition, and liquidity. Additionally, future national labor agreements, or renegotiation of labor agreements or provisions of labor agreements, could significantly increase our costs for healthcare, wages, and other benefits, which could have a material adverse impact on our results of operations, financial condition, and liquidity.

The Availability of Qualified Personnel Could Adversely Affect Our Operations – Changes in demographics, training requirements, and the availability of qualified personnel, particularly engineers and trainmen, could each have a negative impact on our ability to meet demand for rail service. Unpredictable increases in demand for rail services and a lack of network fluidity may exacerbate such risks, which could have a negative impact on our operational efficiency and otherwise have a material adverse effect on our results of operations, financial condition, and liquidity.

We May Be Affected by General Economic Conditions – Prolonged negative changes in domestic and global economic conditions affecting the producers and consumers of the commodities carried by us may have an adverse effect on our operating results, financial condition, and liquidity.

We Utilize Capital Markets – We rely on the capital markets to provide some of our capital requirements, including the issuance of commercial paper from time to time and the sale of certain of our receivables. Market instability or deterioration of our financial condition due to internal or external factors could restrict or prohibit our access to commercial paper and reduce our credit ratings below investment grade, which would prohibit us from utilizing our sale of receivables program and significantly increase the cost of issuing debt.

We Are Dependent on Two Key Domestic Suppliers of Locomotives – Due to the capital intensive nature and sophistication of locomotive equipment and its production, there are high barriers of entry to potential new suppliers. Therefore, if one of these domestic suppliers discontinues manufacturing locomotives, we could experience a significant cost increase and the potential for reduced availability of the locomotives that are necessary to our operations.

We Rely on Technology and Technology Improvements in Our Business Operations – We rely on information technology in all aspects of our business. If we do not have sufficient capital to acquire new technology or if we are unable to implement new technology, we may suffer a competitive disadvantage within the rail industry and with companies providing other modes of transportation service, which could have a material adverse effect on our results of operations, financial position, and liquidity. Additionally, if we experience significant disruption or failure of one or more of our information technology systems, including computer hardware, software, and communications equipment, we could experience a service interruption, safety failure, security breach, or other operational difficulties, which could have a material adverse impact on our results of operations, financial condition, and liquidity.

Severe Weather Could Result in Significant Business Interruptions and Expenditures – Severe weather conditions and other natural phenomena, including earthquakes, fires, and floods, may cause significant business interruptions and result in increased costs, increased liabilities, and decreased revenues, which could have an adverse effect on our operating results, financial condition, and liquidity.

We May Be Subject to Various Claims and Lawsuits That Could Result in Significant Expenditures – The nature of our business exposes us to the potential for various claims and litigation related to labor and employment, personal injury, property damage, environmental, and other matters. Any material changes to current litigation trends or a catastrophic rail accident involving any or all of property damage, personal injury, and environmental liability could have a material adverse effect on our operating results, financial condition, and liquidity.

We May Be Affected by Acts of Terrorism, War, or Risk of War – Our rail lines, facilities, and equipment, including rail cars carrying hazardous materials, which we are required to transport under federal law, could be direct targets or indirect casualties of terrorist attacks. Any terrorist attack, or other similar event, any government response thereto, and war or risk of war could cause significant business interruption and may adversely affect our results of operations, financial condition, and liquidity. In addition, premiums for some or all of our current insurance programs covering these losses could increase dramatically, or insurance coverage for certain losses may not be available to us in the future.

CAUTIONARY INFORMATION

Certain statements in this report, and statements in other material filed or to be filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us), are, or will be, forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements include, without limitation, statements regarding: expectations as to operational or service improvements; statements concerning expectations of the effectiveness of steps taken or to be taken to improve operations, service, or to stabilize the rail system, including the hiring and training of train crews, acquisition of additional locomotives, infrastructure improvements, transportation plan modifications, and management of customer traffic on the system to meet demand; expectations as to cost savings, revenue growth, and earnings; the time by which certain objectives will be achieved; statements or information concerning projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, future economic performance, and general economic conditions; statements of management’s goals and objectives; proposed new products and services; estimates of costs relating to environmental remediation and restoration; expectations that claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on our consolidated financial condition, results of operations, or liquidity and any other similar expressions concerning matters that are not historical facts.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times that, or by which, such performance or results will be achieved, including expectations as to operational, service, and network fluidity improvements. Forward-looking information is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements.

The following important factors, in addition to those discussed in “Risk Factors” in this Item 7, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements:

•	whether we are successful in implementing our financial and operational initiatives, including gaining new customers, retaining existing ones, and containing operating costs;

•	whether we are successful in improving network operations and service by hiring and training additional train crews, acquiring additional locomotives, improving infrastructure, redesigning our transportation plan, and managing network volume;

•	material adverse changes in economic and industry conditions, both within the United States and globally;

•	the effects of adverse general economic conditions affecting customer demand and the industries and geographic areas that produce and consume commodities we carry;

•	transportation industry competition, conditions, performance, and consolidation;

•	legislative and regulatory developments, including possible enactment of initiatives to re-regulate the rail industry;

•	legislative, regulatory, or legal developments involving taxation, including enactment of new federal or state income tax rates, revisions of controlling authority, and the outcome of tax claims and litigation;

•	changes in securities and capital markets;

•	natural events such as severe weather, fire, floods, earthquakes, or other disruptions of our operating systems, structures, and equipment;

•	any adverse economic or operational repercussions from terrorist activities and any governmental response thereto;

•	war or risk of war;

•	changes in fuel prices;

•	changes in labor costs, including healthcare cost increases, and labor difficulties, including stoppages affecting either our operations or our customers’ abilities to deliver goods to us for shipment; and

•	the outcome of claims and litigation, including those related to environmental contamination, personal injuries, and occupational illnesses arising from hearing loss, repetitive motion, and exposure to asbestos and diesel fumes.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Information concerning market risk sensitive instruments is set forth under Management’s Narrative Analysis of the Results of Operations – Other Matters, Item 7.

****************************************

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Union Pacific Railroad Company, its Directors, and Shareholder:

We have audited the accompanying consolidated statements of financial position of Union Pacific Railroad Company (an indirect wholly owned subsidiary of Union Pacific Corporation) and Consolidated Subsidiary and Affiliate Companies (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in common shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the consolidated financial statement schedule listed in the Table of Contents at Part IV, Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate Companies at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 13 to the consolidated financial statements, the Company changed its method of accounting for asset retirement obligations in 2003.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 7, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Omaha, Nebraska

February 7, 2005

CONSOLIDATED STATEMENTS OF INCOME

Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate Companies

Millions of Dollars, for the Years Ended December 31,	2004	2003	2002
Operating revenues	$12,180	$11,509	$11,103
Operating expenses:
Salaries, wages, and employee benefits	4,104	3,803	3,590
Equipment and other rents	1,370	1,218	1,235
Depreciation	1,108	1,063	1,139
Fuel and utilities	1,816	1,341	1,065
Materials and supplies	487	413	464
Casualty costs	690	411	360
Purchased services and other costs	1,307	1,118	917
Total operating expenses	10,882	9,367	8,770
Operating income	1,298	2,142	2,333
Other income	72	119	321
Interest expense	(492)	(492)	(541)
Income before income taxes	878	1,769	2,113
Income taxes	(261)	(629)	(739)
Income before cumulative effect of accounting change	617	1,140	1,374
Cumulative effect of accounting change, net of income tax expense of $167	-	274	-
Net income	$617	$1,414	$1,374

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate Companies

Millions of Dollars, as of December 31,	2004	2003
Assets
Current assets:
Cash and temporary investments	$236	$154
Accounts receivable, net	517	473
Materials and supplies	309	267
Current deferred income taxes	284	184
Other current assets	179	181
Total current assets	1,525	1,259
Investments:
Investments in and advances to affiliated companies	742	688
Other investments	25	37
Total investments	767	725
Properties:
Road and other	32,148	30,635
Equipment	7,733	7,649
Total cost	39,881	38,284
Accumulated depreciation	(8,884)	(8,022)
Net properties	30,997	30,262
Other assets	466	329
Total assets	$33,755	$32,575
Liabilities and Common Shareholders’ Equity
Current liabilities:
Accounts payable	$586	$502
Accrued wages and vacation	375	359
Accrued casualty costs	410	385
Income and other taxes	208	247
Debt due within one year	150	167
Interest payable	71	73
Equipment rents payable	130	128
Other current liabilities	370	370
Total current liabilities	2,300	2,231
Intercompany borrowings from UPC	4,689	4,372
Third-party debt due after one year	1,743	1,998
Deferred income taxes	9,450	9,097
Accrued casualty costs	884	595
Retiree benefits obligation	893	712
Other long-term liabilities	545	509
Redeemable preference shares	14	16
Commitments and contingencies (See note 10)
Total liabilities	20,518	19,530
Common shareholders’ equity:
Common stock, 9,200 shares authorized, 4,465 shares outstanding	-	-
Class A stock, 800 shares authorized, 388 shares outstanding	-	-
Paid-in-surplus	4,782	4,782
Retained earnings	8,692	8,387
Accumulated other comprehensive loss	(237)	(124)
Total common shareholders’ equity	13,237	13,045
Total liabilities and common shareholders’ equity	$33,755	$32,575

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate Companies

Millions of Dollars, for the Years Ended December 31,	2004	2003	2002
Operating Activities
Net income	$617	$1,414	$1,374
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	-	(274)	-
Depreciation	1,108	1,063	1,139
Deferred income taxes	338	378	529
Cash paid to fund pension plan	(100)	(100)	(100)
Other, net	103	(467)	(316)
Changes in current assets and liabilities, net	2	123	(307)
Cash provided by operating activities	2,068	2,137	2,319
Investing Activities
Capital investments	(1,875)	(1,749)	(1,691)
Proceeds from asset sales	135	150	409
Other investing activities, net	19	126	(52)
Cash used in investing activities	(1,721)	(1,473)	(1,334)
Financing Activities
Dividends paid to parent	(312)	(251)	(205)
Debt repaid	(269)	(279)	(219)
Advances to affiliates	316	(92)	(539)
Financings	-	2	1
Cash used in financing activities	(265)	(620)	(962)
Net change in cash and temporary investments	82	44	23
Cash and temporary investments at beginning of year	154	110	87
Cash and temporary investments at end of year	$236	$154	$110
Changes in Current Assets and Liabilities, Net
Accounts receivable, net	$(44)	$56	$(89)
Materials and supplies	(42)	10	(27)
Other current assets	2	8	(44)
Accounts, wages and vacation payable	100	83	(71)
Other current liabilities	(14)	(34)	(76)
Total	$2	$123	$(307)
Supplemental cash flow information:
Non-cash transactions:
Non-cash capital lease financings	$-	$188	$126
Cash (paid) received during the year for:
Interest	$(498)	$(490)	$(549)
Income taxes, net	14	(204)	(278)

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS’ EQUITY

Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate Companies

							Accumulated Other Comprehensive Income/(Loss)

Millions of Dollars	Common Shares	Class A Shares	Common Stock	Class A Stock	Paid-in- Surplus	Retained Earnings	Minimum Pension Liability Adj.	Foreign Currency Trans. Adj.	Derivative Adj.	Total
Balance at Jan. 1, 2002	4,465	388	$-	$-	$4,782	$6,055	$(7)	$3	$(7)	$10,826
Comprehensive income/(loss):
Net income			-	-	-	1,374	-	-	-	1,374
Other comp. income/(loss) [a]			-	-	-	-	(141)	(12)	14	(139)
Total comprehensive income/(loss)			-	-	-	1,374	(141)	(12)	14	1,235
Dividends declared	-	-	-	-	-	(205)	-	-	-	(205)
Balance at Dec. 31, 2002	4,465	388	$-	$-	$4,782	$7,224	$(148)	$(9)	$7	$11,856
Comprehensive income/(loss):
Net income			-	-	-	1,414	-	-	-	1,414
Other comp. income/(loss) [a]			-	-	-	-	39	(9)	(4)	26
Total comprehensive income/(loss)			-	-	-	1,414	39	(9)	(4)	1,440
Dividends declared	-	-	-	-	-	(251)	-	-	-	(251)
Balance at Dec. 31, 2003	4,465	388	$-	$-	$4,782	$8,387	$(109)	$(18)	$3	$13,045
Comprehensive income/(loss):
Net income			-	-	-	617	-	-	-	617
Other comp. income/(loss) [a]			-	-	-	-	(103)	-	(10)	(113)
Total comprehensive income/(loss)			-	-	-	617	(103)	-	(10)	504
Dividends declared	-	-	-	-	-	(312)	-	-	-	(312)
Balance at Dec. 31, 2004	4,465	388	$-	$-	$4,782	$8,692	$(212)	$(18)	$(7)	$13,237

[a]	Net of tax of $(69), $16, and $(85) in 2004, 2003, and 2002, respectively.

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate Companies

For purposes of this report, unless the context otherwise requires, all references herein to the “Company”, “we”, “us”, and “our” mean Union Pacific Railroad Company.

Significant Accounting Policies

Principles of Consolidation – The Consolidated Financial Statements include the accounts of Union Pacific Railroad Company, a Delaware corporation, and all of its subsidiaries and certain affiliates (collectively, the Company, UPRR, or the Railroad). The Company is an indirect wholly owned subsidiary of Union Pacific Corporation, a Utah corporation (the Corporation or UPC). Investments in affiliated companies (20% to 50% owned) are accounted for using the equity method of accounting. All significant intercompany transactions are eliminated.

Cash and Temporary Investments – Temporary investments are stated at cost, which approximates fair value, and consist of investments with original maturities of three months or less.

Materials and Supplies – Materials and supplies are carried at the lower of average cost or market.

Property and Depreciation – Properties are carried at cost. Provisions for depreciation are computed principally on the straight-line method based on estimated service lives of depreciable property. The cost (net of salvage) of depreciable rail property retired or replaced in the ordinary course of business is charged to accumulated depreciation, and no gain or loss is recognized. A gain or loss is recognized in other income for all other property upon disposition. The cost of internally developed software is capitalized and amortized over a five-year period. An obsolescence review of capitalized software is performed on a periodic basis.

Impairment of Long-lived Assets – We review long-lived assets, including identifiable intangibles, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value is reduced to the estimated fair value as measured by the discounted cash flows.

Revenue Recognition – We recognize commodity revenues on a percentage-of-completion basis as freight moves from origin to destination. Other revenue is recognized as service is performed or contractual obligations are met. The allocation of revenue between reporting periods is based on the relative transit time in each reporting period.

Translation of Foreign Currency – Our portion of the assets and liabilities related to foreign investments are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average rates of exchange prevailing during the year. Unrealized adjustments are reflected within shareholders’ equity as accumulated other comprehensive income or loss.

Financial Instruments – The carrying value of our non-derivative financial instruments approximates fair value. The fair value of financial instruments is generally determined by reference to market values as quoted by recognized dealers or developed based upon the present value of expected future cash flows discounted at the applicable U.S. Treasury rate, London Interbank Offered Rates (LIBOR), or swap spread.

We periodically use derivative financial instruments, for other than trading purposes, to manage risk related to changes in fuel prices and interest rates.

Stock-Based Compensation – We participate in UPC’s stock incentive programs. At December 31, 2004, the Corporation had several stock-based employee compensation plans, which are described more fully in note 9. We account for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation expense related to stock option grants is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of our common stock on the date of grant. Stock-based compensation expense related to retention shares, stock units, and other incentive plans is reflected in net income. The following table illustrates the effect on net income if we had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. See note 12 to the Consolidated Financial Statements for discussion of FASB Statement No. 123 (R), Share-Based Payment, related to the treatment of stock options.

	Year Ended December 31,
Millions of Dollars, Except Per Share Amounts	2004	2003	2002
Net income, as reported	$617	$1,414	$1,374
Stock-based employee compensation expense included in reported net income, net of tax	8	17	8
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(23)	(31)	(22)
Pro forma net income	$602	$1,400	$1,360

Use of Estimates – Our Consolidated Financial Statements include estimates and assumptions regarding certain assets, liabilities, revenues, and expenses and the disclosure of certain contingent assets and liabilities. Actual future results may differ from such estimates.

Income Taxes – We account for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes. The objectives of accounting for income taxes are: (1) to recognize the amount of taxes payable or refundable for the current year; and (2) to recognize the future tax consequences (deferred taxes) associated with items of income or expense that are reported in an entity’s financial statements in different time periods than its tax returns. Deferred taxes are measured using current tax law; future changes in tax laws are not anticipated, but such future changes could have a material impact on our financial condition or our results of operations.

Pension and Postretirement Benefits – We incur certain employment-related expenses associated with pensions and postretirement health benefits. In order to measure the expense associated with these benefits, we must make various assumptions including discount rates used to value certain liabilities, expected return on plan assets used to fund these expenses, salary increases, employee turnover rates, anticipated mortality rates, and expected future healthcare costs. The assumptions used by us are based on our historical experience as well as current facts and circumstances. We use third-party actuaries to assist us in properly measuring the expense and liability associated with these benefits.

Personal Injury – The cost of injuries to employees and others on our property is charged to expense based on estimates of the ultimate cost and number of incidents each year. We use third-party actuaries to assist us in properly measuring the expense and liability.

Environmental – When environmental issues have been identified with respect to property currently or formerly owned, leased, or otherwise used in the conduct of our business, we and our consultants perform environmental assessments on such property. We expense the cost of the assessments as incurred. We accrue the cost of remediation where our obligation is probable and such costs can be reasonably estimated. We do not discount our environmental liabilities when the timing of the anticipated cash payments is not fixed or readily determinable.

Asbestos – We estimate a liability for asserted and unasserted asbestos-related claims based on an assessment of the number and value of those claims. We use an external consulting firm to assist us in properly measuring the expense and liability.

Differences in Securities and Exchange Commission (SEC) and Surface Transportation Board (STB) Accounting – STB accounting rules require that railroads accrue the cost of removing track structure over the expected useful life of these assets. Railroads historically used this prescribed accounting for reports filed with both the STB and SEC. In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. This statement was effective for us beginning January 1, 2003, and prohibits the accrual of removal costs unless there is a legal obligation to remove the track structure at the end of its life. We concluded that we did not have a legal obligation to remove the track structure, and therefore, under generally accepted accounting principles, we could not accrue the cost of removal in advance. As a result, reports filed with the SEC will reflect the expense of removing these assets in the period in which they are removed.

Change in Presentation – Certain prior year amounts have been reclassified to conform to the 2004 Consolidated Financial Statement presentation. These reclassifications had no effect on previously reported operating income or net income.

1. Operations

We are a Class I railroad that operates in the United States. Our operating results have included Southern Pacific Rail Corporation since October 1996. In addition, during 1997, we acquired an ownership interest in a consortium that was granted a 50-year concession to operate the Pacific-North and Chihuahua Pacific lines in Mexico. We made an additional investment in the consortium in 1999 and currently hold a 26% ownership interest in the consortium.

We have approximately 33,000 route miles, linking Pacific Coast and Gulf Coast ports with the Midwest and eastern United States gateways and providing several north/south corridors to key Mexican gateways. We serve the western two-thirds of the country and maintain coordinated schedules with other rail carriers for the handling of freight to and from the Atlantic Coast, the Pacific Coast, the Southeast, the Southwest, Canada, and Mexico. Export and import traffic is moved through Gulf Coast and Pacific Coast ports and across the Mexican and Canadian borders. Railroad freight is comprised of six commodity groups (percent of total commodity revenues for the year ended December 31, 2004): agricultural (14%), automotive (11%), chemicals (15%), energy (20%), industrial products (21%), and intermodal (19%).

Employees – Approximately 88% of our more than 48,000 full-time equivalent employees are represented by 14 major rail unions. Under the collective bargaining round that began on November 1, 1999, 11 of the 14 unions reached new labor agreements with the railroads. We are currently negotiating new agreements with the remaining three unions. Existing agreements remain in effect and will continue to remain in effect until new agreements are reached or the Railway Labor Act’s procedures (which include mediation, cooling-off periods, and the possibility of Presidential intervention) are exhausted. The current agreements provide for periodic wage increases until new agreements are reached.

On November 1, 2004, notices for the next round of negotiations were sent to all 14 unions by the National Railway Labor Conference on our behalf (and other carriers in the conference). These legal notices state our desire to modify the current collective bargaining agreements. Contract negotiations with the various unions usually take place over an extended period of time and generally have not resulted in work stoppages.

Competition – We are subject to competition from other railroads, motor carriers, and barge operators. Our main rail competitor is Burlington Northern Santa Fe Corporation. Its rail subsidiary, BNSF Railway Company, operates parallel routes in many of our main traffic corridors. In addition, we operate in corridors served by other competing railroads and by motor carriers. Motor carrier competition is particularly strong with respect to five of our six commodity groups (excluding energy) due to shorter delivery times offered by such carriers. Because of the proximity of our routes to major inland and Gulf Coast waterways, barge competition can be particularly pronounced, especially for grain and bulk commodities. Competition can pressure both transit time requirements and pricing, as well as place a greater emphasis on the quality and reliability of the service provided. While we must build or acquire and maintain our rail system, trucks and barges are able to use public rights-of-way maintained by public entities. Any future improvements or expenditures materially increasing the quality or reducing the costs of these alternative modes of transportation in the locations in which we operate, or legislation granting materially greater latitude for motor carriers with respect to size or weight limitations, could have a material adverse effect on our results of operations, financial condition, and liquidity.

Equipment Suppliers – We are dependent on two key domestic suppliers of locomotives. Due to the capital intensive nature and sophistication of this equipment and its production, there are high barriers of entry to potential new suppliers. Therefore, if one of these domestic suppliers discontinues manufacturing locomotives, we could experience a significant cost increase and the potential for reduced availability of the locomotives that are necessary to our operations.

2. Transactions with Affiliates

At December 31, 2004 and 2003, we had $775 million and $972 million working capital deficit balances, respectively, relating to UPC’s management of our cash position. As part of UPC’s cash management activities, we advance excess cash (cash available after satisfying all of our obligations and paying dividends to UPC) to UPC. We declare and pay dividends to UPC which typically approximate the dividends that UPC declares to its shareholders; however, there is no formal requirement to do so. The dividend declaration between us and UPC is determined solely by our Board of Directors. To the extent we require additional cash for use in our operations, UPC makes such funds available to us for borrowing. Transactions between UPC and us are treated as net intercompany borrowings in the Consolidated Statements of Financial Position.

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

UPC provides us with various services, including strategic planning, legal, treasury, accounting, auditing, insurance, human resources, and corporate affairs. Pursuant to a services agreement, UPC provides services to us, and we pay UPC its share of the costs as determined by an independent review. Billings for these services were $60 million and $58 million for the years ended December 31, 2004 and 2003, respectively.

3. Financial Instruments

Strategy and Risk – We use derivative financial instruments in limited instances for other than trading purposes to manage risk related to changes in fuel prices and to achieve our interest rate objectives. We are not a party to leveraged derivatives and, by policy, do not use derivative financial instruments for speculative purposes. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. We formally document the nature and relationships between the hedging instruments and hedged items, as well as our risk-management objectives, strategies for undertaking the various hedge transactions, and method of assessing hedge effectiveness. We may use swaps, collars, futures, and/or forward contracts to mitigate the downside risk of adverse price movements and to hedge the exposure to variable cash flows. The use of these instruments also limits future benefits from favorable movements. The purpose of these programs is to protect our operating margins and overall profitability from adverse fuel price changes or interest rate fluctuations.

Market and Credit Risk – We address market risk related to derivative financial instruments by selecting instruments with value fluctuations that highly correlate with the underlying hedged item. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring high credit standards for counterparties and periodic settlements. At December 31, 2004, we have not been required to provide collateral, nor have we received collateral, relating to our hedging activities.

In addition, we enter into secured financings in which the debtor has pledged collateral. The collateral is based upon the nature of the financing and the credit risk of the debtor. We generally are not permitted to sell or repledge the collateral unless the debtor defaults.

Determination of Fair Value – The fair values of our derivative financial instrument positions at December 31, 2003 were determined based upon current fair values as quoted by recognized dealers or developed based upon the present value of expected future cash flows discounted at the applicable U.S. Treasury rate, LIBOR, or swap spread.

Interest Rate Cash Flow Hedges – Changes in the fair value of cash flow hedges are reported in accumulated other comprehensive income until earnings are affected by the hedged item.

In May 2004, in anticipation of a future lease transaction, we entered into treasury lock transactions with notional amounts totaling $125 million and an average locked-in rate of 5.08%. The treasury locks are accounted for as cash flow hedges. On September 28, 2004, the treasury locks were settled in connection with a 10-year operating lease, commencing on October 5, 2004, and maturing on September 30, 2014. The settlement of these treasury lock transactions was based on a treasury yield of 4.01% and resulted in a payment of $11 million to our counterparty that is being amortized to rent expense over the life of the 10-year operating lease. The unamortized portion of the payment is recorded as a $7 million after-tax reduction to common shareholders’ equity as part of accumulated other comprehensive loss at December 31, 2004. As of December 31, 2004 and 2003, we had no interest rate cash flow hedges outstanding.

Fuel Cash Flow Hedges – Fuel costs are a significant portion of our total operating expenses. In 2004 and 2003, our primary means of mitigating the impact of adverse fuel price changes was our fuel surcharge program. However, we may use swaps, collars, futures, and/or forward contracts to further mitigate the impact of adverse fuel price changes. We currently have no fuel hedges in place for 2005.

The following is a summary of our fuel derivatives qualifying as cash flow hedges:

Millions, Except Average Commodity Prices	2004	2003
Swaps:
Number of gallons hedged for 2003	-	145
Average price of 2003 hedges (per gallon) [a]	$-	$0.63
Collars:
Number of gallons hedged for 2004	120	120
Average cap price for 2004 collars outstanding [a]	$0.74	$0.74
Average floor price for 2004 collars outstanding [a]	$0.64	$0.64
Average ceiling price for 2004 collars outstanding [a]	$0.86	$0.86
Gross fair value asset position	$-	$6
Gross fair value (liability) position	$-	$-

[a]	Excludes taxes, transportation costs, and regional pricing spreads.

Fuel hedging positions qualifying as cash flow hedges would be reclassified from accumulated other comprehensive income to fuel expense over the life of the hedge as fuel is consumed. At December 31, 2004, no amounts were recorded in accumulated other comprehensive income associated with our fuel hedges because no fuel hedges were outstanding.

Earnings Impact – Our use of derivative financial instruments had the following impact on pre-tax income for the years ended December 31:

Millions of Dollars	2004	2003	2002
Decrease in fuel expense from fuel hedging	$14	$28	$36
Decrease in fuel expense from fuel swaptions	-	-	19
Decrease in operating expenses	14	28	55
Increase in other income, net from fuel swaptions	-	-	5
Increase in pre-tax income	$14	$28	$60

Fair Value of Debt Instruments – The fair value of our short- and long-term debt was estimated using quoted market prices, where available, or current borrowing rates. At December 31, 2004 and 2003, the fair value of total debt exceeded the carrying value by approximately $230 million and $247 million, respectively. At December 31, 2004 and 2003, approximately $169 million and $262 million, respectively, of fixed-rate debt securities contained call provisions that allowed us to retire the debt instruments prior to final maturity, with the payment of fixed call premiums, or in certain cases, at par.

Sale of Receivables – We transfer most of our accounts receivable to Union Pacific Receivables, Inc. (UPRI), a bankruptcy-remote subsidiary, as part of a sale of receivables facility. UPRI sells, without recourse on a 364-day revolving basis, an undivided interest in such accounts receivable to investors. The total capacity to sell undivided interests to investors under the facility was $600 million at December 31, 2004. The value of the outstanding undivided interest held by investors under the facility was $590 million at both December 31, 2004 and December 31, 2003. The value of the outstanding undivided interest held by investors is not included in our Consolidated Financial Statements. The value of the undivided interest held by investors was supported by $1,089 million and $1,048 million of accounts receivable held by UPRI at December 31, 2004 and December 31, 2003, respectively. At December 31, 2004 and December 31, 2003, the value of the interest retained by UPRI was $499 million and $458 million, respectively. This retained interest is included in accounts receivable in our Consolidated Financial Statements. The interest sold to investors is sold at carrying value, which approximates fair value, and there is no gain or loss recognized from the transaction.

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

We have been designated to service the sold receivables; however, no servicing asset or liability has been recognized as the servicing fees adequately compensate us for our responsibilities. We collected approximately $12.2 billion and $11.3 billion during the years ended December 31, 2004 and 2003, respectively. UPRI used such proceeds to purchase new receivables under the facility.

The costs of the sale of receivables program are included in other income and were $11 million, $10 million, and $13 million for the twelve months ended December 31, 2004, 2003, and 2002, respectively. The costs include interest, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability.

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

Components of income tax expense were as follows for the years ended December 31:

Millions of Dollars	2004	2003	2002
Current:
Federal	$(79)	$208	$193
State	2	43	17
Total current	(77)	251	210
Deferred:
Federal	387	396	466
State	(49)	(18)	63
Total deferred	338	378	529
Total	$261	$629	$739

For the years ending December 31, reconciliation between statutory and effective tax rates is as follows:

Percentages	2004	2003	2002
Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes at statutory rates, net	3.2	2.6	2.8
Reduction in deferred state tax rate, net	(2.9)	(0.7)	-
State tax credits, net	(3.9)	(0.9)	(0.3)
Other	(1.7)	(0.4)	(2.5)
Effective tax rate	29.7%	35.6%	35.0%

Deferred income tax liabilities (assets) were comprised of the following at December 31:

Millions of Dollars	2004	2003
Net current deferred income tax asset	$(284)	$(184)
Property	9,061	8,680
State taxes, net	584	647
Other	(195)	(230)
Net long-term deferred income tax liability	9,450	9,097
Net deferred income tax liability	$9,166	$8,913

All federal income tax years prior to 1986 are closed. Federal income tax liabilities for 1986 through 1994 have been resolved, with the exception of minor refund claims for non-conventional fuel source credits claimed by Union Pacific Resources Corporation, Inc., a former subsidiary. Resolution of the issues for these years resulted in a decrease in income tax expense of $33 million in 2002. Interest calculations for these years are in process and may take several years to resolve with the Internal Revenue Service (IRS).

The IRS has substantially completed its examination of the Corporation’s federal income tax returns for the years 1995 through 1998 and has issued a preliminary Notice of Deficiency. Specifically, the IRS proposes to disallow 100% of the deductions claimed in connection with certain donations of property during those years. The Corporation disputes the proposed adjustments and intends to defend its position through applicable IRS procedures, and, if necessary, litigation.

The federal income tax returns for years 1999 through 2002 are currently under examination by the IRS.

The Corporation believes it has adequately reserved for federal and state income taxes, and does not expect that resolution of these examinations will have a material adverse effect on our operating results, financial condition, or liquidity.

5. Debt

Other than intercompany borrowings, the majority of our debt is publicly held. The intercompany borrowings accrue interest at an annual rate of 7.5%, which may be adjusted from time to time, and are payable on demand. There are no restrictions on the amount we are able to borrow from UPC. Intercompany borrowings are unsecured and rank equally with all of our other unsecured indebtedness. Total debt as of December 31, 2004 and 2003, is summarized below:

Millions of Dollars	2004	2003
Intercompany borrowings from UPC, 7.5%	$4,689	$4,372
Capitalized leases, 4.7% to 11.3% due through 2026	1,416	1,531
Equipment obligations, 6.5% to 10.2% due through 2019	313	374
Notes and debentures, 2.0% to 5.0% due through 2054	122	123
Mortgage bonds, 4.8% due through 2030	60	152
Tax-exempt financings, 3.3% to 4.4% due through 2015	43	46
Unamortized discount	(61)	(61)
Total debt	6,582	6,537
Less current portion	(150)	(167)
Total long-term debt	$6,432	$6,370

Debt Maturities – Aggregate debt maturities, excluding intercompany borrowings, as of December 31, 2004, are as follows:

Millions of Dollars
2005	$150
2006	145
2007	135
2008	131
2009	132
Thereafter	1,200
Total debt	$1,893

In February 2004, we called our 4.25% mortgage bonds, with an outstanding balance of approximately $92 million and maturity date of January 1, 2005, for redemption in April 2004.

Mortgaged Properties – Equipment with a carrying value of approximately $3.3 billion and $3.5 billion at December 31, 2004 and 2003, respectively, serves as collateral for capital leases and other types of equipment obligations in accordance with the secured financing arrangements utilized to acquire such railroad equipment.

As a result of the merger of Missouri Pacific Railroad Company (MPRR) with and into UPRR on January 1, 1997, and pursuant to the underlying indentures for the MPRR mortgage bonds, UPRR must maintain the same value of assets after the merger in order to comply with the security requirements of the mortgage bonds. As of the merger date, the value of the MPRR assets that secured the mortgage bonds was approximately $5.8 billion. In accordance with the terms on the indentures, this collateral value must be maintained during the entire term of the mortgage bonds irrespective of the outstanding balance of such bonds.

Income-Based Securities – We have certain debt instruments which contain provisions that limit the payment of interest, require sinking fund installments and impose certain restrictions in the event all interest is not paid based upon available income levels. Other debt instruments contain provisions that may impose restrictions on the Company’s ability to declare dividends on certain classes of capital stock (note 8).

Significant Financings – During May 2003, we entered into a capital lease covering new locomotives. The related capital lease obligation totaled approximately $188 million and is included in the Consolidated Statements of Financial Position as debt.

6. Leases

We lease certain locomotives, freight cars, and other property. Future minimum lease payments for operating and capital leases with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2004, were as follows:

Millions of Dollars	Operating Leases	Capital Leases
2005	$488	$201
2006	403	198
2007	342	179
2008	283	172
2009	240	167
Later Years	1,673	1,383
Total minimum lease payments	$3,429	2,300
Amount representing interest		(884)
Present value of minimum lease payments		$1,416

Rent expense for operating leases with terms exceeding one month was $650 million in 2004, $583 million in 2003, and $581 million in 2002. Contingent rentals and sub-rentals are not significant.

7. Retirement Plans

Pension and Other Postretirement Benefits

Pension Plans – We provide defined benefit retirement income to eligible non-union employees through the Corporation’s qualified and non-qualified (supplemental) pension plans. Qualified and non-qualified pension benefits are based on years of service and the highest compensation during the latest years of employment, with specific reductions made for early retirements.

Other Postretirement Benefits (OPEB) – We provide defined contribution medical and life insurance benefits for eligible retirees through the Corporation’s programs. These benefits are funded as medical claims and life insurance premiums are paid.

Funded Status

Projected Benefit Obligation (PBO) – The PBO of the pension plans is the present value of benefits earned to date by plan participants, including the effect of assumed future salary increases. The PBO of the OPEB plan is equal to the accumulated benefit obligation, as the present value of OPEB liabilities is not affected by salary increases. Changes in the projected benefit obligation are as follows for the years ended December 31:

	Pension		OPEB

Millions of Dollars	2004	2003	2004	2003
Projected benefit obligation at beginning of year	$1,804	$1,703	$543	$551
Service cost	30	27	5	7
Interest cost	120	113	31	35
Plan amendments	-	-	(52)	(74)
Actuarial loss (gain)	219	76	(34)	61
Gross benefits paid	(115)	(115)	(40)	(37)
Projected benefit obligation at end of year	$2,058	$1,804	$453	$543

Assets – Plan assets are measured at fair value. Changes in the fair value of the plan assets are as follows for the years ended December 31:

	Pension		OPEB

Millions of Dollars	2004	2003	2004	2003
Fair value of plan assets at beginning of year	$1,520	$1,231	$-	$-
Actual return on plan assets	180	297	-	-
Voluntary funded pension plan contributions	100	100	-	-
Unfunded plan benefit payments	8	7	40	37
Gross benefits paid	(115)	(115)	(40)	(37)
Fair value of plan assets at end of year	$1,693	$1,520	$-	$-

Funded Status – The funded status represents the difference between the projected benefit obligation and the fair value of the plan assets. Below is a reconciliation of the funded status of the benefit plans to the net amounts recognized for the years ended December 31:

	Pension		OPEB

Millions of Dollars	2004	2003	2004	2003
Funded status at end of year	$(365)	$(284)	$(453)	$(543)
Unrecognized net actuarial loss	373	201	133	216
Unrecognized prior service cost (credit)	39	46	(144)	(116)
Unrecognized net transition obligation	-	(2)	-	-
Net amount recognized at end of year	$47	$(39)	$(464)	$(443)

Amounts Recorded in Consolidated Statement of Financial Position – The following table presents the amounts recorded in the Consolidated Statements of Financial Position for the years ended December 31:

	Pension		OPEB

Millions of Dollars	2004	2003	2004	2003
Prepaid benefit cost	$127	$34	$-	$-
Accrued benefit cost	(80)	(73)	(464)	(443)
Additional minimum liability	(380)	(221)	-	-
Intangible assets	38	46	-	-
Accumulated other comprehensive income	342	175	-	-
Net amount recognized at end of year	$47	$(39)	$(464)	$(443)

At both December 31, 2004 and 2003, $35 million of the total pension and other postretirement liabilities were classified as current.

Unfunded Accumulated Benefit Obligation – The accumulated benefit obligation is the present value of benefits earned to date, assuming no future salary growth. The unfunded accumulated benefit obligation represents the difference between the accumulated benefit obligation and the fair value of plan assets. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of the fair value of the plan assets were as follows for the years ended December 31:

Millions of Dollars	2004	2003
Projected benefit obligation	$(2,042)	$(1,789)
Accumulated benefit obligation	$(2,014)	$(1,769)
Fair value of plan assets	1,674	1,503
Unfunded accumulated benefit obligation	$(340)	$(266)

The accumulated benefit obligation for all defined benefit pension plans was $2.0 billion and $1.8 billion as of December 31, 2004 and 2003, respectively.

Assumptions – The weighted-average actuarial assumptions used to determine benefit obligations at December 31:

	Pension			OPEB

Percentages	2004	2003	2002	2004	2003	2002
Discount rate	6.00%	6.50%	6.75%	6.00%	6.50%	6.75%
Salary increase	3.00	3.50	3.75	N/A	N/A	N/A
Healthcare cost trend rate:
Current	N/A	N/A	N/A	11.00	9.00	10.00
Level in 2010	N/A	N/A	N/A	5.00	5.00	5.00

Expense

Both pension and OPEB expense are determined based upon the annual service cost of benefits (the actuarial cost of benefits earned during a period) and the interest cost on those liabilities, less the expected return on plan assets. With respect to the value of pension plan assets, the expected long-term rate of return on plan assets is applied to a calculated value of plan assets that recognizes changes in fair value over a five-year period. This practice is intended to reduce year-to-year volatility in pension expense, but it can have the effect of delaying the recognition of differences between actual returns on assets and expected returns based on long-term rate of return assumptions. The expected rate of return on assets was 8% for both 2004 and 2003.

Differences in actual experience in relation to assumptions are not recognized immediately, but are deferred and, if necessary, amortized as pension or OPEB expense.

The components of the net periodic pension and other postretirement costs (income) were as follows for the years ended December 31:

	Pension			OPEB

Millions of Dollars	2004	2003	2002	2004	2003	2002
Service cost	$30	$27	$21	$5	$7	$6
Interest cost	120	113	117	31	35	37
Expected return on plan assets	(137)	(133)	(144)	-	-	-
Amortization of:
Transition obligation	(2)	(2)	(2)	-	-	-
Prior service cost (credit)	8	9	9	(24)	(15)	(3)
Actuarial loss (gain)	3	1	(15)	18	16	5
Total net periodic benefit cost (income)	$22	$15	$(14)	$30	$43	$45

Assumptions – The weighted-average actuarial assumptions used to determine expense were as follows for the years ended December 31:

	Pension			OPEB

Percentages	2004	2003	2002	2004	2003	2002
Discount rate	6.50%	6.75%	7.25%	6.50%	6.75%	7.25%
Expected return on plan assets	8.00	8.00	9.00	N/A	N/A	N/A
Salary increase	3.50	3.75	4.25	N/A	N/A	N/A
Healthcare cost trend rate:
Current	N/A	N/A	N/A	9.00	10.00	7.70
Level in 2008	N/A	N/A	N/A	5.00	5.00	5.50

The discount rate is based on a hypothetical portfolio of high quality bonds with cash flows matching the plans’ expected benefit payments. The expected return on plan assets is based on the asset allocation mix and the historical return, taking into account current and expected market conditions. The actual return on pension plan assets was approximately 12% in 2004, compared to 25% in 2003. The historical annualized ten-year rate of return on plan assets is approximately 10%.

Assumed healthcare cost trend rates have a significant effect on the expense and liabilities reported for healthcare plans. The healthcare cost trend rate is based on historical rates and expected market conditions. A one-percentage point change in the expected healthcare cost trend rates would have the following effects on OPEB:

Millions of Dollars	One % pt. Increase	One % pt. Decrease
Effect on total service and interest cost components.	$7	$(6)
Effect on accumulated benefit obligation	79	(66)

Equity Adjustment

An additional minimum pension liability adjustment is required when the accumulated benefit obligation exceeds the fair value of the plan assets, and that difference exceeds the net pension liability recognized in the Consolidated Statements of Financial Position. The liability was recorded as a $212 million and $109 million after-tax reduction to common shareholders’ equity as part of accumulated other comprehensive loss in 2004 and 2003, respectively.

The equity reduction may be restored to the balance sheet in future periods if the fair value of plan assets exceeds the accumulated benefit obligations. This reduction to equity does not affect net income or cash flow and has no impact on compliance with debt covenants.

Cash Contributions

The following table details the cash contributions for the years ended December 31, 2004 and 2003, and the expected contributions for 2005:

	Pension

Millions of Dollars	Funded	Unfunded	OPEB
2003	$100	$7	$37
2004	100	8	40
2005 (expected)	50	8	35

The policy with respect to funding the qualified plans is to fund at least the minimum required by the Employee Retirement Income Security Act of 1974, as amended, and not more than the maximum amount deductible for tax purposes. There are currently no minimum funding requirements, as set forth in employee benefit and tax laws. All contributions made to the funded pension plans for 2003 and 2004 were voluntary and were made with cash generated from operations.

All benefit payments for other postretirement benefits are voluntary, as the postretirement plans are not funded, and are not subject to any minimum regulatory funding requirements. Benefit payments for each year represent claims paid for medical and life insurance, and we anticipate the 2005 OPEB payments will be made from cash generated from operations.

Benefit Payments

The following table details expected benefit payments for the years 2005 though 2014:

Millions of Dollars	Pension	OPEB
2005	$120	$35
2006	120	33
2007	122	34
2008	126	35
2009	130	36
Years 2010 – 2014	737	189

Medicare Reform Act

On December 13, 2003, Congress passed the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (Medicare Reform Act). The provisions of the Medicare Reform Act include prescription drug benefits for Medicare eligible individuals. We elected to recognize this legislation in 2003, in accordance with FASB Staff Position No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, resulting in a $47 million reduction to the accumulated benefit obligation for other postretirement benefits as of December 31, 2003. This reduction was based on the value of the projected federal subsidy, assumes no changes in participation rates, and was recorded as an unrecognized actuarial gain. The estimated reduction in post-65 per capita claim costs was 17%. There was no effect on 2003 expense. For 2004, we experienced a reduction in OPEB expense of $7 million. Future guidance from either Congress or the FASB could result in a change to this recognition.

Asset Allocation Strategy

The pension plan asset allocation at December 31, 2004 and 2003, and target allocation for 2005, are as follows:

	Target Allocation	Percentage of Plan Assets December 31,
Asset Category	2005	2004	2003
Equity securities	65% to 75%	73%	70%
Debt securities	20% to 30%	27%	30%
Real estate	2% to 8%	0%	0%
Other	0%	0%	0%
Total	100%	100%	100%

The investment strategy for pension plan assets is to maintain a broadly diversified portfolio designed to achieve the target of an average long-term rate of return of 8%. While we believe we can achieve a long-term average rate of return of 8%, we cannot be certain that the portfolio will perform to our expectations. Assets are strategically allocated between equity and debt securities in order to achieve a diversification level that mitigates wide swings in investment returns. To further improve diversification, a target allocation to real estate investments has been established for future time periods. Asset allocation target ranges for equity, debt, and other portfolios are evaluated at least every three years with the assistance of an external consulting firm. Actual asset allocations are monitored monthly, and rebalancing actions are executed at least quarterly, if needed.

The majority of the plan’s assets are invested in equity securities, because equity portfolios have historically provided higher returns than debt and other asset classes over extended time horizons and are expected to do so in the future. Correspondingly, equity investments also entail greater risks than other investments. The risk of loss in the plan’s equity portfolio is mitigated by investing in a broad range of equity types. Equity diversification includes large-capitalization and small-capitalization companies, growth-oriented and value-oriented investments, and U.S. and non-U.S. securities.

Equity risks are further balanced by investing a significant portion of the plan’s assets in high quality debt securities. The average quality rating of the debt portfolio exceeded AA as of December 31, 2004 and 2003. The debt portfolio is also broadly diversified and invested primarily in U.S. Treasury, mortgage, and corporate securities with an intermediate average maturity. The weighted-average maturity of the debt portfolio was 6.3 years at December 31, 2004 and 6.1 years as of December 31, 2003.

The investment of pension plan assets in UPC’s securities is specifically prohibited for both the equity and debt portfolios, other than through index fund holdings.

Other Retirement Programs

Thrift Plan – The Corporation provides a defined contribution plan (thrift plan) to eligible non-union employees and we make matching contributions to the thrift plan. We match 50 cents for each dollar contributed by employees up to the first six percent of compensation contributed. Our thrift plan contributions were $12 million, $11 million, and $10 million for the years ended December 31, 2004, 2003, and 2002, respectively.

Railroad Retirement System – All Railroad employees are covered by the Railroad Retirement System (the System). On December 21, 2001, The Railroad Retirement and Survivors’ Improvement Act of 2001 (the Act) was signed into law. The Act was a result of historic cooperation between rail management and labor, and provides improved railroad retirement benefits for employees and reduced payroll taxes for employers. Contributions made to the System are expensed as incurred and amounted to approximately $569 million in 2004, $562 million in 2003, and $595 million in 2002.

Collective Bargaining Agreements – Under collective bargaining agreements, we participate in multi-employer benefit plans that provide certain postretirement healthcare and life insurance benefits for eligible union employees. Premiums under the plans are expensed as incurred and amounted to $30 million in 2004, $27 million in 2003, and $16 million in 2002.

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

Our capital structure consists of Class A Stock, Common Stock, and Redeemable Preference Shares (Series A). The Class A Stock is entitled to a cash dividend whenever a dividend is declared on the Common Stock, in an amount which equals 8 percent of the sum of the dividends on both the Class A Stock and the Common Stock. All of our Common Stock and our Class A Stock, which constitutes all of the voting capital stock, is owned by the Corporation or a wholly owned subsidiary of the Corporation, and all of the Preference Shares, which are non-voting stock, are owned by the Federal Railroad Administration. Accordingly, there is no market for our capital stock.

The number of shares shown in the Statements of Changes in Common Shareholders’ Equity in the Consolidated Financial Statements, Item 8, excludes 2,665 shares of Common Stock and 232 shares of Class A Stock owned by Southern Pacific Rail Corporation, whose results are included in the Consolidated Financial Statements.

9. Stock Options and Other Stock Plans

We participate in the Corporation’s stock incentive plans. There are 4,153,791 options outstanding under the 1993 Stock Option and Retention Stock Plan of Union Pacific Corporation (1993 Plan) for Railroad participants. There are 5,100 retention stock units (the right to receive shares of common stock) outstanding under the 1993 Plan for Railroad participants. The Corporation no longer grants options or awards of restricted stock or retention shares and stock units under the 1993 Plan.

The UP Shares Stock Option Plan of Union Pacific Corporation (UP Shares Plan) was approved by UPC’s Board of Directors on April 30, 1998. The UP Shares Plan reserved 12,000,000 shares of UPC common stock for issuance. The UP Shares Plan was a broad-based option program that granted options to purchase 200 shares of UPC common stock at $55.00 per share to eligible active employees on April 30, 1998. All options granted were non-qualified options that became exercisable on May 1, 2001, and remain exercisable until April 30, 2008. If an optionee’s employment terminates for any reason, the option remains exercisable for a period of one year after the date of termination, but no option is exercisable after April 30, 2008. No further options may be granted under the UP Shares Plan. As of December 31, 2004, there were 4,416,518 options outstanding for Railroad participants under the UP Shares Plan.

The Corporation adopted the Executive Stock Purchase Incentive Plan (ESPIP), effective October 1, 1999, in order to encourage and facilitate ownership of UPC common stock by officers and other key executives of the Corporation and its subsidiaries. Under the ESPIP, participants purchased a total of 1,008,000 shares of UPC common stock with the proceeds of 6.02% interest-bearing, full recourse loans from the Corporation. Loans totaled $47 million and have a final maturity date of January 31, 2006. Deferred cash payments were to be awarded to the participants to repay interest and the loan principal if certain performance and retention criteria were met within a 40-month period ending January 31, 2003. Following satisfaction of the various performance criteria during the term of the ESPIP and continued employment with the Corporation through January 31, 2003, participants received a deferred cash payment equal to two-thirds of the outstanding principal balance of their loan plus the net accrued interest on January 31, 2003. Such payments were applied against the participants’ outstanding loan balance pursuant to the terms of the ESPIP. The remaining balance of the loan is payable in three equal installments on January 31, 2004, January 31, 2005, and January 31, 2006. At December 31, 2004 and 2003, the total outstanding balance of the remaining loans was $1 million and $8 million, respectively.

In November 2000, the Corporation’s Board of Directors approved the 2001 Long Term Plan (LTP). Participants were awarded retention shares or stock units and cash awards subject to the attainment of certain performance targets and continued employment through January 31, 2004, or other applicable vesting dates. The LTP performance criteria included three year (for fiscal years 2001, 2002, and 2003) cumulative earnings per share and stock price targets. The Corporation met the cumulative earnings per share target at December 31, 2003, which entitled Railroad participants to receive 76,260 shares, 260,592 stock units and $24 million at January 31, 2004, or other applicable vesting dates, totaling 48% of the maximum amount available under the LTP.

The Union Pacific Corporation 2001 Stock Incentive Plan (2001 Plan) was approved by the shareholders in April 2001. The 2001 Plan reserved 12,000,000 shares of UPC common stock for issuance to eligible employees of the Corporation and its subsidiaries in the form of non-qualified options, incentive stock options, retention shares, stock units, and incentive bonus awards. Non-employee directors are not eligible for awards under the 2001 Plan. As of December 31, 2004, there were 3,884,000 options and 671,877 retention shares and stock units outstanding for Railroad participants under the 2001 Plan.

The Union Pacific Corporation 2004 Stock Incentive Plan (2004 Plan) was approved by shareholders in April 2004. The 2004 Plan reserved 21,000,000 shares of UPC common stock for issuance, plus any shares subject to awards made under the 2001 Plan and the 1993 Plan that were outstanding on April 16, 2004, and became available for regrant pursuant to the terms of the 2004 Plan. Under the 2004 Plan, non-qualified options, stock appreciation rights, retention shares, stock units, and incentive bonus awards may be granted to eligible employees of the Corporation and its subsidiaries. Non-employee directors are not eligible for awards under the 2004 Plan. As of December 31, 2004, 17,750 options and 8,400 retention shares and stock units were outstanding under the 2004 Plan for Railroad participants.

Pursuant to the above plans, 21,571,309, 6,899,211, and 9,544,569 shares of UPC common stock were available for grant by the Corporation at December 31, 2004, 2003, and 2002, respectively.

Options – Stock options are granted with an exercise price equal to the fair market value of the Corporation’s common stock as of the date of the grant. Options are granted with a 10-year term and are generally exercisable one to two years after the date of the grant. A summary of the stock options issued under the 1993 Plan, the UP Shares Plan, the Directors Plan, the 2001 Plan, and the 2004 Plan, and changes during the years ending December 31 are as follows:

	Year Ended December 31,
	2004		2003		2002

	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding, beginning of year	13,071,058	$54.06	16,069,140	$53.40	17,819,221	$52.02
Granted	1,379,250	65.00	1,487,050	55.98	1,348,900	61.14
Exercised	(1,598,097)	50.23	(4,220,336)	52.20	(2,832,897)	48.42
Forfeited	(380,152)	54.50	(264,796)	54.66	(266,084)	54.93
Outstanding, end of year	12,472,059	$55.75	13,071,058	$54.06	16,069,140	$53.40
Options exercisable at year end	11,021,209	$54.63	11,405,408	$53.78	14,720,690	$52.70
Weighted-average fair value of options granted during the year		$16.37		$14.25		$17.84

The following table summarizes information about our outstanding stock options as of December 31, 2004:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$37.94 – $55.00	6,814,686	3.81	$52.62	6,812,886	$52.62
$55.62 – $60.81	3,105,923	4.67	$56.51	2,969,573	$56.53
$61.14 – $65.10	2,551,450	8.11	$63.18	1,238,750	$61.14
$37.94 – $65.10	12,472,059	4.90	$55.75	11,021,209	$54.63

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions for options granted in 2004, 2003, and 2002.

	2004	2003	2002
Risk-free interest rates	3.3%	2.9%	4.4%
Dividend yield	1.7%	1.5%	1.3%
Expected lives-years	5.6	5.0	5.0
Volatility	25.9%	28.4%	28.8%

Restricted Stock and Other Incentive Plans – The Corporation’s plans provide for awarding retention shares of common stock or stock units to eligible employees. These awards are subject to forfeiture if employment terminates during the prescribed retention period, generally three or four years, or, in some cases, if a certain prescribed stock price or other financial criterion is not met. Restricted stock awards are issued to non-employee directors and are subject to forfeiture if certain service requirements are not met. During the year ended December 31, 2004, 178,308 retention shares, stock units and restricted shares were issued to Railroad participants at a weighted-average fair value of $64.63. During the year ended December 31, 2003, 197,703 retention shares, stock units and restricted shares were issued to Railroad participants at a weighted-average fair value of $56.01. During 2002, 436,270 retention shares, stock units and restricted shares were issued to Railroad participants at a weighted-average fair value of $58.25. The cost of retention and restricted awards is amortized to expense over the retention period.

Under the LTP, 4,400 performance retention stock units were issued to Railroad participants at a weighted-average fair value of $60.68 during 2002. The cost of the LTP was marked to market and expensed over the performance period, which ended January 31, 2004.

The cost associated with the ESPIP retention criterion was amortized to expense over the 40-month period. The cost associated with the ESPIP first performance criterion is expensed over the life of the loan, and the cost associated with the second performance criterion was expensed in December 2002.

During the years ended December 31, 2004, 2003, and 2002, we expensed $12 million, $27 million, and $13 million, respectively, related to the other incentive plans described above. During the years ended December 31, 2004, 2003, and 2002, UPC expensed $1 million, $1 million, and $15 million, respectively, attributable to Railroad participants in the other incentive plans described above.

10. Commitments and Contingencies

Unasserted Claims – Various claims and lawsuits are pending against us and certain of our subsidiaries. It is not possible at this time for us to determine fully the effect of all unasserted claims on our consolidated financial condition, results of operations or liquidity; however, to the extent possible, where unasserted claims can be estimated and where such claims are considered probable, we have recorded a liability. We do not expect that any known lawsuits, claims, environmental costs, commitments, contingent liabilities, or guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity after taking into account liabilities previously recorded for these matters.

Personal Injury – The cost of personal injuries to employees and others related to our activities is charged to expense based on estimates of the ultimate cost and number of incidents each year. We use third-party actuaries to assist us in properly measuring the expense and liability, including unasserted claims. Compensation for work-related accidents is governed by the Federal Employers’ Liability Act (FELA). Under FELA, damages are assessed based on a finding of fault through litigation or out-of-court settlements. We offer a comprehensive variety of services and rehabilitation programs for employees who are injured at work. Annual expenses for our personal injury-related events were $288 million in 2004, $250 million in 2003, and $221 million in 2002. As of December 31, 2004 and 2003, we had a liability of $637 million and $615 million, respectively, accrued for future personal injury costs, of which $272 million was recorded in current liabilities as accrued casualty costs for each year.

Asbestos – We are a defendant in a number of lawsuits in which current and former employees allege exposure to asbestos. Additionally, we have received claims for asbestos exposure that have not been litigated. The claims and lawsuits (collectively referred to as “claims”) allege occupational illness resulting from exposure to asbestos-containing products. In most cases, the claimants do not have credible medical evidence of physical impairment resulting from the alleged exposures. Additionally, most claims filed against us do not specify an amount of alleged damages.

The greatest potential for asbestos exposure in the railroad industry existed while steam locomotives were used. The railroad industry, including our predecessors and us, phased out steam locomotives in approximately 1955-1960. The use of asbestos-containing products in the railroad industry was substantially reduced after steam locomotives were discontinued, although it was not completely eliminated. Some asbestos-containing products were still manufactured in the building trade industry and were used in isolated component parts on locomotives and railroad cars during the 1960s and 1970s. By the early 1980s, manufacturers of building materials and locomotive component parts developed non-asbestos alternatives for their products and ceased manufacturing asbestos-containing materials.

During 2004, we engaged a third-party expert with extensive experience in estimating resolution costs for asbestos-related claims to assist us in assessing the number and value of these unasserted claims through 2034, based on our average claims experience over a multi-year period. As a result, we increased our liability for asbestos-related claims to $326 million. At December 31, 2004, $17 million was classified as current liabilities, while the remainder was classified as long-term accrued casualty costs. Approximately 14% of the recorded liability related to pending claims, and approximately 86% related to future claims. These claims are expected to be paid out over the next 30 years. Payments for asbestos-related claims were $14.1 million, $14.4 million, and $12.4 million in 2004, 2003, and 2002, respectively. Aggregate payments totaled $118.3 million, $104.2 million, and $89.8 million at December 31, 2004, 2003, and 2002, respectively.

We have insurance coverage that reimburses us for a portion of the costs incurred to resolve asbestos-related claims. At December 31, 2004, we have recognized an asset for estimated insurance recoveries.

We believe that our liability for asbestos-related claims and the estimated insurance recoveries reflect reasonable and probable estimates. The amounts recorded for asbestos-related liabilities and related insurance recoveries were based on currently known facts. However, future events, such as the number of new claims to be filed each year, average settlement costs, and insurance coverage issues could cause the actual costs and insurance recoveries to be higher or lower than the projected amounts. Estimates may also vary due to changes in the litigation environment, federal and state law governing compensation of asbestos claimants, and the level of payments made to claimants by other defendants.

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have identified approximately 384 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 52 sites that are the subject of actions taken by the U.S. government, 31 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

When an environmental issue has been identified with respect to the property owned, leased, or otherwise used in the conduct of our business, we and our consultants perform environmental assessments on the property. We expense the cost of the assessments as incurred. We accrue the cost of remediation where our obligation is probable and such costs can be reasonably estimated. We do not discount our environmental liabilities when the timing of the anticipated cash payments is not fixed or readily determinable.

As of December 31, 2004 and 2003, we had a liability of $201 million and $187 million, respectively, accrued for future environmental costs, of which $50 million and $57 million were recorded in current liabilities as accrued casualty costs. The liability includes future costs for remediation and restoration of sites, as well as for ongoing monitoring costs, but excludes any anticipated recoveries from third parties. Cost estimates are based on information available for each site, financial viability of other potentially responsible parties, and existing technology, laws, and regulations. We believe that we have adequately accrued for our ultimate share of costs at sites subject to joint and several liability. However, the ultimate liability for remediation is difficult to determine because of the number of potentially responsible parties involved, site-specific cost sharing arrangements with other potentially responsible parties, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites, and the speculative nature of remediation costs. Current obligations are not expected to have a material adverse effect on our results of operations or financial condition.

Remediation of identified sites previously used in operations, used by tenants or contaminated by former owners required cash spending of $42 million in 2004, $36 million in 2003, and $68 million in 2002. We also engage in capital spending designed to reduce emissions and prevent spills and releases of hazardous materials. We spent cash of $8 million in both 2004 and 2003 and $6 million in 2002 for these control and prevention measures. In 2005, we anticipate spending $50 million for remediation and $8 million for control and prevention. The impact of current obligations is not expected to have a material adverse effect on our liquidity.

Purchase Obligations and Guarantees – We periodically enter into financial and other commitments in connection with our businesses. We do not expect that these commitments or guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

At December 31, 2004, we were contingently liable for $445 million in guarantees and $31 million in letters of credit. These contingent guarantees were entered into in the normal course of business and include guaranteed obligations of affiliated operations. None of the guarantees individually is significant, and a liability of $6 million has been recorded for the fair value of these obligations as of December 31, 2004. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees.

Headquarters Building – On October 5, 2004, we completed the refinancing of the synthetic lease for the new headquarters building. We will lease the building pursuant to an operating lease with a term of ten years. Total scheduled lease payments during the term are approximately $134 million. UPC has guaranteed our obligations under the lease and, therefore, has a contingent liability for such obligations. Our obligations to make lease payments are not recorded in the Consolidated Financial Statements of the Company or UPC. During the term of the lease, we may, at our option, purchase the building. Such purchase amount will represent the cost of constructing the building, including capitalized interest and transaction expenses, which was $257.5 million. Any such payment may also include an additional make-whole amount for early redemption of the outstanding debt, which will vary depending on prevailing interest rates at the time of prepayment.

Upon expiration of the lease term, if we do not purchase the building or renew the lease, the building will be remarketed. We have guaranteed that the building will have a residual value equal to at least $206 million in the event that the building is remarketed. Therefore, the guarantee made by UPC with respect to our obligations under the lease is expected to represent a contingent obligation of approximately $206 million. At December 31, 2004, we had a liability of approximately $6 million related to the fair value of this guarantee.

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

11. Other Income

Other income included the following:

Millions of Dollars	2004	2003	2002
Net gain on non-operating asset dispositions	$69	$84	$287
Rental income	55	57	60
Interest income	3	5	7
Other, net	(55)	(27)	(33)
Total	$72	$119	$321

Included in the 2002 gain on non-operating asset dispositions was a pre-tax gain of $141 million related to the sale of land, track, operating rights, and facilities to the Utah Transit Authority for $185 million, which included approximately 175 miles of track that stretches from Brigham City, Utah, through Salt Lake City, Utah, south to Payson, Utah. The transaction contributed $88 million to our earnings on an after-tax basis.

Also included in the 2002 gain on non-operating asset dispositions was a pre-tax gain of $73 million related to the sale of land and track to the Santa Clara Valley Transportation Authority for $80 million, which included approximately 15 miles of track that stretches from William Street in San Jose, California, north to Paseo Padre Parkway in Fremont, California. The transaction contributed $45 million to our earnings on an after-tax basis.

12. Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (R), Share-Based Payment. This statement, which is effective for the Company beginning July 1, 2005, requires that companies recognize compensation expense equal to the fair value of stock options or other share-based payments. We anticipate the impact of this pronouncement will not differ materially from what has been disclosed in our pro forma net income located in our Significant Accounting Policies section of this Item 8.

13. Cumulative Effect of Accounting Change

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

14. Subsequent Event

In early January 2005, a massive storm hit California and Nevada. Our rail system suffered significant damage, resulting in the temporary shutdown of five of six routes in and out of Los Angeles. Two of those routes required extensive reconstruction. Embargos were instituted to restrict traffic to and from Southern California and the Las Vegas area until service could be restored while a number of trains were rerouted onto other serviceable tracks.

15. Selected Quarterly Data (Unaudited)

Selected unaudited quarterly data are as follows:

Millions of Dollars

2004	Mar. 31	June 30	Sep. 30	Dec. 31[a]
Operating revenues	$2,884	$3,020	$3,068	$3,208
Operating income	314	361	418	205
Net income	164	165	207	81

2003	Mar. 31	June 30	Sep. 30	Dec. 31
Operating revenues	$2,725	$2,881	$2,946	$2,957
Operating income	371	582	594	595
Cumulative effect of accounting change [b]	274	-	-	-
Net income	441	295	317	361

[a]	In the fourth quarter of 2004, we recognized a $154 million after-tax charge for unasserted asbestos-related claims.
[b]	Cumulative effect of accounting change is shown net of income tax expense of $167 million.

****************************************

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Executive Vice President – Finance and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the CEO and the CFO concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in alerting them, in a timely manner, to material information relating to the Company (including our consolidated subsidiary and affiliate companies) required to be included in the Company’s periodic SEC filings.

Additionally, the CEO and CFO determined that there have been no significant changes to the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Union Pacific Railroad Company (an indirect wholly owned subsidiary of Union Pacific Corporation) and Consolidated Subsidiary and Affiliate Companies (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, management believes that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent auditors have issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears on page 52.

January 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Union Pacific Railroad Company, its Directors, and Shareholder:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Union Pacific Railroad Company (an indirect wholly owned subsidiary of Union Pacific Corporation) and Consolidated Subsidiary and Affiliate Companies (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated February 7, 2005 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

Omaha, Nebraska

February 7, 2005

Item 9B. Other Information

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements, Financial Statement Schedules, and Exhibits:

(1)	Financial Statements

The financial statements filed as part of this filing are listed on the index to Consolidated Financial Statements, Item 8, on page 25.

(2)	Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

Schedules not listed above have been omitted because they are not applicable or not required or the information required to be set forth therein is included in the Consolidated Financial Statements, Item 8, or notes thereto.

(3)	Exhibits

Exhibits are listed in the exhibit index on page 58. The exhibits include management contracts, compensatory plans and arrangements required to be filed as exhibits to the Form 10-K by Item 601 (10) (iii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of February, 2005.

UNION PACIFIC RAILROAD COMPANY

By	/s/ Richard K. Davidson
Richard K. Davidson, Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, on this 25th day of February, 2005, by the following persons on behalf of the registrant and in the capacities indicated.

PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:

/s/ Richard K. Davidson Richard K. Davidson, Chairman, Chief Executive Officer and Director

PRINCIPAL FINANCIAL OFFICER:

/s/ Robert M. Knight, Jr. Robert M. Knight, Jr., Executive Vice President – Finance and Chief Financial Officer

PRINCIPAL ACCOUNTING OFFICER:

/s/ Richard J. Putz Richard J. Putz, Chief Accounting Officer and Controller

DIRECTORS:

Philip F. Anschutz*	Ivor J. Evans*
Erroll B. Davis, Jr.*	Judith Richards Hope*
Thomas J. Donohue*	Michael W. McConnell*
Archie W. Dunham*	Steven R. Rogel*
Spencer F. Eccles*	Ernesto Zedillo Ponce de Leon*

* By	/s/ Thomas E. Whitaker
Thomas E. Whitaker, Attorney-in-fact

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate Companies

Millions of Dollars, for the Years Ended December 31,	2004	2003	2002
Allowance for doubtful accounts:
Balance, beginning of period	$101	$107	$110
Charged to expense	11	13	16
Write-offs, net of recoveries	(5)	(19)	(19)
Balance, end of period	$107	$101	$107
Allowance for doubtful accounts are presented in the Consolidated Statements of Financial Position as follows:
Current	$19	$17	$-
Long-term	88	84	107
Balance, end of period	$107	$101	$107

Millions of Dollars, for the Years Ended December 31,	2004	2003	2002
Accrued casualty costs:
Balance, beginning of period	$980	$1,061	$1,077
Charged to expense	690	411	360
Cash payments and other reductions	(376)	(492)	(376)
Balance, end of period	$1,294	$980	$1,061
Accrued casualty costs are presented in the Consolidated Statements of Financial Position as follows:
Current	$410	$385	$403
Long-term	884	595	658
Balance, end of period	$1,294	$980	$1,061

Union Pacific Railroad Company

Exhibit Index

Exhibit No.	Description

Filed with this Statement

12	Ratio of Earnings to Fixed Charges.

24	Powers of Attorney executed by the directors of UPRR.

31(a)	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Richard K. Davidson.

31(b)	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Robert M. Knight, Jr.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Richard K. Davidson and Robert M. Knight, Jr.

Incorporated by Reference

2	Agreement and Plan of Merger, dated as of January 29, 1998, between UPRR and Southern Pacific Transportation Company (SPT) is incorporated herein by reference to Exhibit 2 to the Registrants’ Current Report on Form 8-K dated February 13, 1998.

3(a)	Amended Certificate of Incorporation of the Registrant, effective as of February 1, 1998, is incorporated herein by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

3(b)	By-Laws of the Registrant, as amended, effective October 15, 2004, are incorporated herein by reference to Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

4	Pursuant to various indentures and other agreements, the Registrant has issued long-term debt. No single agreement has securities or obligations covered thereby which exceed 10% of the Registrant’s total consolidated assets. The Registrant agrees to furnish the Commission with a copy of any such indenture or agreement upon request by the Commission.

10(a)	Amended and Restated Registration Rights Agreement, dated as of July 12, 1996, among UPC, UP Holding Company, Inc., Union Pacific Merger Co. and Southern Pacific Rail Corporation (SP) is incorporated herein by reference to Annex J to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to UPC’s Registration Statement on Form S-4 (No. 33-64707).

10(b)	Agreement, dated September 25, 1995, among UPC, UPRR, Missouri Pacific Railroad Company (MPRR), SP, SPT, The Denver & Rio Grande Western Railroad Company (D&RGW), St. Louis Southwestern Railway Company (SLSRC), and SPCSL Corp. (SPCSL), on the one hand, and Burlington Northern Railroad Company (BN) and The Atchison, Topeka and Santa Fe Railway Company (Santa Fe), on the other hand, is incorporated by reference to Exhibit 10.11 to UPC’s Registration Statement on Form S-4 (No. 33-64707).

10(c)	Supplemental Agreement, dated November 18, 1995, between UPC, UPRR, MPRR, SP, SPT, D&RGW, SLSRC, and SPCSL, on the one hand, and BN and Santa Fe, on the other hand, is incorporated herein by reference to Exhibit 10.12 to UPC’s Registration Statement on Form S-4 (No. 33-64707).