Form 10-Q
period 2005-06-30
UNION PACIFIC RAILROAD CO/DE
filed 2005-08-05
CIK 92259

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of July 31, 2005, the Registrant had outstanding 7,130 shares of Common Stock, $10 par value, and 620 shares of Class A Stock, $10 par value.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

UNION PACIFIC RAILROAD COMPANY

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Statements of Income (Unaudited)

Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate Companies

Millions of Dollars For the Three Months Ended June 30,	2005	2004
Operating revenue	$3,335	$3,020

Operating expenses:
Salaries, wages, and employee benefits	1,061	1,032
Equipment and other rents	340	359
Depreciation	291	276
Fuel and utilities	597	435
Materials and supplies	128	115
Casualty costs	102	115
Purchased services and other costs	350	327

Total operating expenses	2,869	2,659

Operating income	466	361
Other income	30	9
Interest expense	(122)	(123)

Income before income taxes	374	247
Income taxes	(137)	(82)

Net income	$237	$165

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Income (Unaudited)

Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate Companies

Millions of Dollars For the Six Months Ended June 30,	2005	2004
Operating revenue	$6,479	$5,904

Operating expenses:
Salaries, wages, and employee benefits	2,140	2,026
Equipment and other rents	692	685
Depreciation	580	549
Fuel and utilities	1,136	824
Materials and supplies	263	237
Casualty costs	196	263
Purchased services and other costs	693	645

Total operating expenses	5,700	5,229

Operating income	779	675
Other income	46	28
Interest expense	(244)	(251)

Income before income taxes	581	452
Income taxes	(215)	(123)

Net income	$366	$329

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Financial Position (Unaudited)

Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate Companies

Millions of Dollars	June 30, 2005	December 31, 2004
Assets
Current assets:
Cash and temporary investments	$70	$236
Accounts receivable, net	581	517
Materials and supplies	348	309
Current deferred income taxes	347	284
Other current assets	124	179

Total current assets	1,470	1,525

Investments:
Investments in and advances to affiliated companies	763	742
Other investments	22	25

Total investments	785	767

Properties:
Road and other	33,120	32,148
Equipment	7,712	7,733

Total cost	40,832	39,881
Accumulated depreciation	(9,302)	(8,884)

Net properties	31,530	30,997

Other assets	460	466

Total assets	$34,245	$33,755

Liabilities and Common Shareholders’ Equity
Current liabilities:
Accounts payable	$653	$586
Accrued wages and vacation	417	375
Accrued casualty costs	406	410
Income and other taxes	275	208
Interest payable	65	71
Debt due within one year	139	150
Equipment rents payable	139	130
Other current liabilities	401	370

Total current liabilities	2,495	2,300

Intercompany borrowings from UPC	4,752	4,689
Third-party debt due after one year	1,661	1,743
Deferred income taxes	9,554	9,450
Accrued casualty costs	859	884
Retiree benefits obligation	889	893
Other long-term liabilities	574	545
Redeemable preference shares	13	14
Commitments and contingencies (Note 7)

Total liabilities	20,797	20,518

Common shareholders’ equity:
Common stock, 9,200 stock authorized, 4,465 issued and outstanding	—	—
Class A stock, 800 stock authorized, 388 issued and outstanding	—	—
Paid-in-surplus	4,782	4,782
Retained earnings	8,902	8,692
Accumulated other comprehensive loss	(236)	(237)

Total common shareholders’ equity	13,448	13,237

Total liabilities and common shareholders’ equity	$34,245	$33,755

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Cash Flows (Unaudited)

Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate Companies

Millions of Dollars, For the Six Months Ended June 30,	2005	2004
Operating Activities
Net income	$366	$329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	580	549
Deferred income taxes	85	135
Cash paid to fund pension plan	—	(50)
Other, net	(105)	35
Changes in current assets and current liabilities, net	158	(75)

Cash provided by operating activities	1,084	923

Investing Activities
Capital investments	(1,078)	(857)
Proceeds from asset sales	87	31
Other investing activities, net	(76)	(38)

Cash used in investing activities	(1,067)	(864)

Financing Activities
Dividends paid to parent	(156)	(156)
Debt repaid	(90)	(193)
Advances from affiliated companies	63	186

Cash used in financing activities	(183)	(163)

Net change in cash and temporary investments	(166)	(104)
Cash and temporary investments at beginning of period	236	154

Cash and temporary investments at end of period	$70	$50

Changes in Current Assets and Current Liabilities, Net
Accounts receivable, net	$(64)	$(75)
Materials and supplies	(39)	(23)
Other current assets	55	(53)
Accounts, wages, and vacation payable	109	80
Other current liabilities	97	(4)

Total	$158	$(75)

Supplemental cash flow information:
Non-cash capital lease financings	$—	$—
Cash paid during the period for:
Interest	$(249)	$(261)
Income taxes, net	(44)	(16)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statement of Changes in Common Shareholders’ Equity (Unaudited)

Union Pacific Railroad Company and Consolidated Subsidiary and Affiliate Companies

							Accumulated Other Comprehensive Income/(Loss)
Millions of Dollars Thousands of Shares	Common Stock	Class A Stock	Common Stock	Class A Stock	Paid-in- Surplus	Retained Earnings	Minimum Pension Liability Adj.	Foreign Currency Trans. Adj.	Derivative Adj.	Total
Balance at January 1, 2005	4,465	388	$—	$—	$4,782	$8,692	$(212)	$(18)	$(7)	$13,237

Comprehensive income/(loss):
Net income			—	—	—	366	—	—	—	366
Other comp. income/(loss) [a]			—	—	—	—	(2)	2	1	1

Total comprehensive income/ (loss)			—	—	—	366	(2)	2	1	367

Dividends declared	—	—	—	—	—	(156)	—	—	—	(156)

Balance at June 30, 2005	4,465	388	$—	$—	$4,782	$8,902	$(214)	$(16)	$(6)	$13,448

[a]	Net of tax of $1.

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY AND AFFILIATE COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For purposes of this report, unless the context otherwise requires, all references herein to the “Company”, “we”, “us”, and “our” mean Union Pacific Railroad Company.

1. Responsibilities for Financial Statements – Union Pacific Railroad Company (the Registrant), a Class I railroad incorporated in Delaware and an indirect wholly owned subsidiary of Union Pacific Corporation (the Corporation or UPC), together with a number of wholly owned and majority owned subsidiaries and certain affiliates (collectively, UPRR, the Company, or the Railroad), operates various railroad and railroad-related businesses. Our Consolidated Financial Statements are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented. Our Consolidated Statement of Financial Position at December 31, 2004 is derived from audited financial statements. This quarterly report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2004 annual report on Form 10-K. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results for the entire year ending December 31, 2005. Certain prior year amounts have been reclassified to conform to the 2005 financial statement presentation.

2. Stock-Based Compensation – We participate in UPC’s stock incentive programs. The Corporation has several stock-based employee compensation plans, which are described in note 9 to our Consolidated Financial Statements, Item 8, in our 2004 annual report on Form 10-K. We account for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation expense related to stock option grants is reflected in net income as all options granted under those plans had a grant price equal to the market value of our common stock on the date of grant. Stock-based compensation expense related to retention shares, stock units, and other incentive plans is reflected in net income. The following table illustrates the effect on net income if we had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. See note 9 to the Consolidated Financial Statements for discussion of FASB Statement No. 123(R).

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of Dollars	2005	2004	2005	2004
Net income, as reported	$237	$165	$366	$329
Stock-based employee compensation expense included in reported net income, net of tax	1	2	3	3
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax [a]	(5)	(6)	(16)	(11)

Pro forma net income	$233	$161	$353	$321

[a]

Stock options for executives granted in 2002 and 2003 included a reload feature. This reload feature allows executives to exercise their options using shares of Union Pacific Corporation common stock that they already own and obtain a new grant of options in the amount of the shares used for exercise plus any shares withheld for tax purposes. The reload feature of these option grants may only be exercised if the price of our common stock increases at least 20% from the price at the time of the reload grant. During the three and six months ended June 30, 2005, reload option grants represented $0.3 million and $6 million of the pro forma expense noted above, respectively. There were no reload option grants during 2004. Stock options exercised after the effective date of FAS 123(R) will not be eligible for the reload feature.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions for options granted during the first three and six months of 2005 and 2004:

	2005	2004
Risk-free interest rates	3.7%	3.3%
Dividend yield	1.9%	1.7%
Expected lives (years)	4.8	5.6
Volatility	21.0%	25.9%

The weighted-average fair value of options granted was $14.11 and $14.37 for the three months ended June 30, 2005 and 2004, respectively, and $12.30 and $16.38 for the six months ended June 30, 2005 and 2004, respectively.

3. Transactions with Affiliates – At June 30, 2005 and December 31, 2004, we had $1,025 million and $775 million working capital deficit balances, respectively, relating to UPC’s management of our cash position. As part of UPC’s cash management activities, we advance excess cash (cash available after satisfying all of our obligations and paying dividends to UPC) to UPC. We declare and pay dividends to UPC which typically approximate the dividends that UPC declares to its shareholders; however, there is no formal requirement to do so. The dividend declaration between UPC and us is determined solely by our Board of Directors. To the extent we require additional cash for use in our operations, UPC makes such funds available to us for borrowing. Transactions with UPC are treated as net intercompany borrowings in the Consolidated Statements of Financial Position.

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

UPC provides us with various services, including strategic planning, legal, treasury, accounting, auditing, insurance, human resources, and corporate affairs. Billings for these services were $11 million and $15 million for the three months ended June 30, 2005 and 2004, respectively. Billings were $28 million and $27 million for the six months ended June 30, 2005 and 2004, respectively.

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

Market and Credit Risk – We address market risk related to derivative financial instruments by selecting instruments with value fluctuations that highly correlate with the underlying hedged item. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring high credit standards for counterparties and periodic settlements. At June 30, 2005, we have not been required to provide collateral, nor have we received collateral, relating to our hedging activities.

Determination of Fair Value – The fair values of our derivative financial instrument positions at June 30, 2005 and December 31, 2004 were determined based upon current fair values as quoted by recognized dealers or developed based upon the present value of expected future cash flows discounted at the applicable U.S. Treasury rate, London Interbank Offered Rates (LIBOR), or swap spread.

Interest Rate Hedges – Changes in the fair value of cash flow hedges are reported in accumulated other comprehensive income until earnings are affected by the hedged item.

In 2004, we entered into treasury lock transactions that are accounted for as cash flow hedges. These treasury lock transactions resulted in a payment of $11 million that is being amortized on a straight-line basis over 10 years, ending September 30, 2014. The unamortized portion of the payment is recorded as a $6 million after-tax reduction to common shareholders’ equity as part of accumulated other comprehensive loss at June 30, 2005. As of June 30, 2005 and December 31, 2004, we had no interest rate cash flow hedges outstanding.

Fuel Hedges – Fuel costs are a significant portion of our total operating expenses. In 2005 and 2004, our primary means of mitigating the impact of adverse fuel price changes has been our fuel surcharge program. However, we may use swaps, collars, futures, and/or forward contracts to further mitigate the impact of adverse fuel price changes. We hedged 120 million gallons of fuel during 2004 using collars with average cap, floor, and ceiling prices of $0.74, $0.64, and $0.86 per gallon, respectively. Our use of fuel hedges decreased fuel expense by $3 million and $7 million in the three and six-month periods ended June 30, 2004. We did not have any fuel hedges in place during the first six months of 2005, and at June 30, 2005 and December 31, 2004 there were no fuel hedges outstanding.

Sale of Receivables – We transfer most of our accounts receivable to Union Pacific Receivables, Inc. (UPRI), a bankruptcy-remote subsidiary, as part of a sale of receivables facility. UPRI sells, without recourse, an undivided interest in such accounts receivable to investors. The total capacity to sell undivided interests to investors under the facility was $600 million at June 30, 2005. The value of the outstanding undivided interest held by investors under the facility was $600 million and $590 million at June 30, 2005 and December 31, 2004, respectively. The value of the outstanding undivided interest held by investors is not included in our Consolidated Financial Statements. The value of the undivided interest held by investors was supported by $1,151 million and $1,089 million of accounts receivable held by UPRI at June 30, 2005 and December 31, 2004, respectively. At June 30, 2005 and December 31, 2004, the value of the interest retained by UPRI was $551 million and $499 million, respectively. This retained interest is included in accounts receivable in our Consolidated Financial Statements. The interest sold to investors is sold at carrying value, which approximates fair value, and there is no gain or loss recognized from the transaction.

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

We have been designated to service the sold receivables; however, no servicing asset or liability has been recognized as the servicing fees adequately compensate us for our responsibilities. We collected approximately $6 billion during each of the six month periods ended June 30, 2005 and 2004, and UPRI used such proceeds to purchase new receivables under the facility.

The costs of the sale of receivables program are included in other income and were $6 million and $2 million for the three months ended June 30, 2005 and 2004, and $10 million and $4 million for the six months ended June 30, 2005 and 2004, respectively. The costs include interest, program fees paid to banks, commercial paper issuance costs, and fees for unused commitment availability.

The investors have no recourse to our other assets except for customary warranty and indemnity claims. Our creditors have no recourse to the assets of UPRI.

On August 4, 2005, we extended our sale of receivables program for approximately one month as we continue the process of renewing the program for an additional 364-day period.

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

The components of the net periodic pension costs were as follows:

	Pension
	Three Months Ended June 30,		Six Months Ended June 30,
Millions of Dollars	2005	2004	2005	2004
Service cost	$8	$7	$17	$15
Interest cost	30	29	59	58
Expected return on plan assets	(33)	(35)	(67)	(69)
Amortization of:
Transition obligation	—	—	—	(1)
Prior service cost	2	2	4	4
Actuarial loss	2	1	5	2

Total net periodic benefit cost	$9	$4	$18	$9

The components of our net periodic OPEB costs were as follows:

	OPEB
	Three Months Ended June 30,		Six Months Ended June 30,
Millions of Dollars	2005	2004	2005	2004
Service cost	$2	$2	$3	$4
Interest cost	6	8	13	17
Amortization of:
Prior service cost (credit)	(6)	(4)	(12)	(9)
Actuarial loss	3	4	6	8

Total net periodic benefit cost	$5	$10	$10	$20

Cash Contributions

We did not contribute to the pension plans during the first six months of 2005 and the Corporation currently does not have minimum funding requirements as set forth in employee benefit and tax laws. We voluntarily contributed $50 million to the pension plans during the first quarter of 2004.

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

Our personal injury liability activity was as follows:

Financial Activity Millions of Dollars	Six Months Ended June 30,
	2005	2004
Beginning balance	$636	$615
Accruals	128	182
Payments	(145)	(117)

Ending balance at June 30	$619	$680

Our personal injury liability is discounted to present value using applicable U.S. Treasury rates. At both June 30, 2005 and December 31, 2004, we had $272 million recorded in current liabilities as accrued casualty costs. Personal injury accruals were higher in 2004 due to a 1998 third-party crossing accident jury verdict upheld in the first quarter of 2004 and a 2004 derailment near San Antonio.

Our personal injury claims activity was as follows:

	Six Months Ended June 30,
Claims Activity	2005	2004
Open claims, beginning balance	4,028	4,085
New claims	2,163	2,158
Settled or dismissed claims	(2,302)	(2,179)

Open claims, ending balance	3,889	4,064

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

During 2004, we determined we could reasonably estimate our liability for unasserted asbestos-related claims because we had sufficient comparable loss data and there was no immediate legislative solution to asbestos litigation. During 2004, we engaged a third-party expert with extensive experience in estimating resolution costs for asbestos-related claims to assist us in assessing the number and value of these unasserted claims through 2034, based on our average claims experience over a multi-year period. As a result, we increased our liability for asbestos-related claims in the fourth quarter of 2004. The liability for resolving both asserted and unasserted claims was based on the following assumptions:

•	The number of claims received in 2005 will be consistent with average claims received between 2000 and 2003.

•	The number of claims to be filed against us will decline each year after 2005.

•	The average settlement values for asserted and unasserted claims will be equivalent to those experienced between 2002 and 2004.

•	The percentage of claims dismissed between 2002 and 2004 will continue through 2034.

Our asbestos-related liability activity was as follows:

Financial Activity Millions of Dollars	Six Months Ended June 30,
	2004	2005
Beginning balance	$324	$51
Accruals	—	2
Payments	(6)	(2)

Ending balance at June 30	$318	$51

Our liability for asbestos-related claims is not discounted to present value due to the uncertainty surrounding the timing of future payments. At June 30, 2005 and December 31, 2004, $17 million was classified in current liabilities as accrued casualty costs, while the remainder was classified as long-term accrued casualty costs. Approximately 16% of the recorded liability related to asserted claims, and approximately 84% related to unasserted claims. These claims are expected to be paid out over the next 30 years. During the second quarter of 2005, we evaluated actual experience compared to forecasted future claims and claim payments and determined that no adjustment to our estimate was necessary. We will obtain annual updates of the study from a third-party expert and make adjustments to our estimate if necessary.

Our asbestos-related claims activity was as follows:

	Six Months Ended June 30,
Claims Activity	2005	2004
Open claims, beginning balance	2,316	2,560
New claims	506	260
Settled or dismissed claims	(332)	(342)

Open claims, ending balance	2,490	2,478

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

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have identified approximately 384 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 47 sites that are the subject of actions taken by the U.S. government, 26 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

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

Our environmental liability activity was as follows:

Financial Activity Millions of Dollars	Six Months Ended June 30,
	2005	2004
Beginning balance	$201	$187
Accruals	21	15
Payments	(15)	(16)

Ending balance at June 30	$207	$186

At both June 30, 2005 and December 31, 2004, we had $50 million recorded in current liabilities as accrued casualty costs. The liability includes costs for remediation and restoration of sites, as well as for ongoing monitoring costs, but excludes any anticipated recoveries from third parties. Cost estimates are based on information available for each site, financial viability of other potentially responsible parties, and existing technology, laws, and regulations. We believe that we have adequately accrued for our ultimate share of costs at sites subject to joint and several liability. However, the ultimate liability for remediation is difficult to determine because of the number of potentially responsible parties involved, site-specific cost sharing arrangements with other potentially responsible parties, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites, and the speculative nature of remediation costs. We do not expect current obligations to have a material adverse effect on our results of operations or financial condition.

Purchase Obligations and Guarantees – We periodically enter into financial and other commitments in connection with our business. We do not expect that these commitments or guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

At June 30, 2005, we were contingently liable for $429 million in guarantees and $28 million in letters of credit. We entered into these contingent guarantees in the normal course of business and they include guaranteed obligations of affiliated operations. None of the guarantees individually is significant, and we recorded a liability of $6 million for the fair value of these obligations as of June 30, 2005. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees.

Income Taxes – In the second quarter, the Corporation reached final settlements with the Internal Revenue Service (IRS) related to resolution of tax liabilities for tax years 1986-1994. Federal income tax liabilities, excluding interest, for all years prior to 1995 are now resolved with the IRS. Settlement with respect to the interest calculations will take more time to resolve.

As a result of the final settlements of tax liabilities for pre-1995 tax years, we have undertaken, but have not yet completed, an analysis of the impact these settlements may have on previously recorded estimates of deferred tax assets and liabilities. At June 30, 2005, our recorded estimates of deferred tax assets and liabilities represent our best estimates based upon available information at this time. Although we anticipate any change in our estimates will be recorded as a reduction in both our deferred tax liability and income tax expense, at this time we are unable to reasonably estimate the amount of any adjustment because of the number of years, complexity, and interrelationship of the numerous issues involved in completing this review.

As previously reported, the IRS has also completed its examination of the Corporation’s federal income tax returns for years 1995-1998, and has issued a notice of deficiency. Among other adjustments, the IRS proposes to disallow tax deductions we claimed in connection with certain donations of property during those years. We dispute the proposed adjustments and intend to defend our positions through applicable IRS procedures, and, if necessary, litigation. We do not expect that the ultimate resolution of this examination will have a material adverse effect on our operating results, financial condition, or liquidity. Tax years 1999-2002 are currently under examination.

8. Other Income – Other income included the following for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of Dollars	2005	2004	2005	2004
Net gain on non-operating asset dispositions	$28	$7	$42	$21
Rental income	14	13	27	24
Interest income	1	1	4	2
Sale of receivable fees	(6)	(2)	(10)	(4)
Other, net	(7)	(10)	(17)	(15)

Total	$30	$9	$46	$28

9. Accounting Pronouncements – In December 2004, the FASB issued Statement No. 123(R), Share-Based Payment. This statement requires that companies recognize compensation expense equal to the fair value of stock options or other share-based payments. On April 14, 2005, the Securities and Exchange Commission deferred the effective date to January 1, 2006. We will adopt FAS 123(R) on a modified prospective basis, recognizing compensation expense for 1) new awards granted on or after January 1, 2006, and 2) any portion of awards that have not vested as of that date. Assuming that the level of future option grants remains consistent with prior years, we estimate that the impact of this pronouncement for the Company will be an annual reduction in net income of approximately $12 million.

In July 2005, the FASB issued an exposure draft, Accounting for Uncertain Tax Positions, an Interpretation of FASB Statement No. 109. If finalized as drafted, the Interpretation will require companies to recognize the best estimate of the impact of a tax position only if that position is probable of being sustained during a tax audit. The FASB proposes that only tax positions that meet the probable recognition threshold may be recognized as of the end of the first fiscal year ending after December 15, 2005. We are currently assessing the impact that this proposed interpretation would have on our Consolidated Financial Statements.

Item 2. Management’s Narrative Analysis of the Results of Operations

UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY AND AFFILIATE

Three and Six Months Ended June 30, 2005 Compared to

Three and Six Months Ended June 30, 2004

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

Available Information

Our Internet website is www.up.com. We make available free of charge on our website (under the “Investors” caption link) our annual reports on Form 10-K; our quarterly reports on Form 10-Q; our current reports on Form 8-K; the Corporation’s proxy statements; and Forms 3, 4, and 5, filed on behalf of the Corporation’s directors and executive officers; and amendments to such reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the Exchange Act), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). We also make available on our website previously filed SEC reports and exhibits via a link to EDGAR on the SEC’s Internet site at www.sec.gov. Additionally, UPC’s corporate governance materials, including Board Committee charters, governance guidelines and policies, and codes of conduct and ethics for directors, officers, and employees may be found on our website at www.up.com/investors. From time to time, the corporate governance materials on our website may be updated as necessary to comply with rules issued by the SEC and the New York Stock Exchange or as desirable to promote the effective and efficient governance of our company. Any security holder wishing to receive, without charge, a copy of any of these SEC filings or corporate governance materials should send a written request to: Secretary, Union Pacific Railroad Company, 1400 Douglas Street, Omaha, NE 68179.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenue, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Consolidated Financial Statements may be material. Our critical accounting policies are available in our 2004 annual report on Form 10-K, Item 7. There have been no significant changes with respect to these policies during the first six months of 2005.

RESULTS OF OPERATIONS

Summary

We reported net income of $237 million in the second quarter of 2005 compared to net income of $165 million for the second quarter of 2004. Year-to-date net income was $366 million versus $329 million for the same period in 2004. Operating income grew 29% to $466 million in the second quarter of 2005 driven by yield increases, fuel surcharges, and modest volume growth, which were partially offset by lower coal shipments from the Wyoming Southern Powder River Basin (SPRB) and higher fuel prices. Shipments were disrupted beginning in mid-May due to track conditions on the SPRB Joint Line (track jointly owned by Burlington Northern Santa Fe (BNSF) and us but maintained by BNSF) and the remedial maintenance program. Operating income improved 15% for the first six months of 2005, as yield increases and fuel surcharges more than offset the effects of the West Coast storm in January of 2005, lower automotive shipments, higher fuel prices, and reduced SPRB coal shipments.

Two of our three key operating metrics, as reported to the Association of American Railroads, improved in the second quarter of 2005 versus the second quarter of 2004. Average terminal dwell time improved 11 percent from 30.9 hours to 27.4 hours, and rail car inventory improved 2 percent to 318,434 cars. Average quarterly train speed fell slightly, from 21.3 mph to 21.2 mph. Network velocity declined due to maintenance problems on the SPRB Joint Line, as coal speeds fell from 21.4 mph in the first quarter to 20.4 mph in the second quarter of 2005. Implementation of the Unified Plan continued throughout the second quarter, with changes to automotive, manifest, and Mexico operations. Changes to our intermodal operations are underway. We continue to refine our network operations utilizing industrial engineering techniques, especially at our yard and terminal facilities.

Operating Revenue

Millions of Dollars	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2005	2004		2005	2004
Commodity revenue	$3,196	$2,901	10%	$6,200	$5,678	9%
Other revenue	139	119	17	279	226	23

Total operating revenue	$3,335	$3,020	10%	$6,479	$5,904	10%

Operating revenue consists of commodity revenue and other revenue. Other revenue consists primarily of subsidiary revenue, revenue from our commuter rail operations, and accessorial revenue earned due to customer retention of Railroad-owned or controlled equipment. We recognize commodity revenue on a percentage-of-completion basis as freight moves from origin to destination. We allocate revenue between reporting periods based on the relative transit time in each reporting period. We recognize other revenue as service is performed or contractual obligations are met.

Commodity revenue for the second quarter improved in all groups, with particularly strong growth in the industrial products, agricultural, intermodal, and chemical groups. Fuel surcharges, price increases, and index-based contract escalators contributed to higher average revenue per car (ARC). We recognized $222 million and $64 million in commodity revenue from our fuel surcharge programs in the second quarter of 2005 and 2004, respectively. Although positive for the quarter, volume growth was negatively impacted by reduced coal shipments from the SPRB Joint Line and lower finished auto shipments.

Year-to-date commodity revenue growth was primarily driven by fuel surcharges, price increases, and index-based contract escalators, which resulted in an increase in ARC. Revenue carload growth was constrained by the effects of the January West Coast storm, disruptions on the SPRB Joint Line, and lower automotive shipments. For the first six months of 2005 and 2004, our fuel surcharge programs generated $398 and $103 million in commodity revenue, respectively.

For the second quarter and year-to-date periods in 2005, other revenue increased due to higher subsidiary and accessorial revenue.

The following tables summarize the year-over-year changes in commodity revenue, revenue carloads, and average revenue per car by commodity type:

Commodity Revenue Millions, Except for Percent Changes	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2005	2004		2005	2004
Agricultural	$463	$399	16%	$911	$810	13%
Automotive	329	326	1	622	623	—
Chemicals	459	429	7	900	839	7
Energy	629	597	6	1,297	1,183	10
Industrial products	719	606	19	1,349	1,169	15
Intermodal	597	544	10	1,121	1,054	6

Total	$3,196	$2,901	10%	$6,200	$5,678	9%

Revenue Carloads Thousands, Except for Percent Changes	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2005	2004		2005	2004
Agricultural	215	216	—%	431	446	(3)%
Automotive	211	217	(3)	403	420	(4)
Chemicals	236	238	(1)	464	462	—
Energy	525	540	(3)	1,099	1,081	2
Industrial products	398	387	2	756	752	1
Intermodal	806	770	5	1,538	1,495	3

Total	2,391	2,368	1%	4,691	4,656	1%

Average Revenue Per Car, Except for Percent Changes	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2005	2004		2005	2004
Agricultural	$2,152	$1,854	16%	$2,114	$1,817	16%
Automotive	1,565	1,503	4	1,545	1,482	4
Chemicals	1,945	1,799	8	1,941	1,816	7
Energy	1,198	1,106	8	1,180	1,095	8
Industrial products	1,809	1,566	16	1,785	1,555	15
Intermodal	740	706	5	728	705	3

Total	$1,337	$1,225	9%	$1,322	$1,220	8%

Agricultural – Revenue increases for both the second quarter and year-to-date periods were driven by corn and feed grains and dry feed ingredients, as both commodities saw solid pricing gains and fuel surcharge increases versus 2004. Carloads were essentially flat during the second quarter, with gains in dry feed, ethanol, and frozen and refrigerated products offset by fewer carloads of wheat and corn. Year-to-date carloads declined largely due to reduced volumes of wheat for export from the Gulf of Mexico, as well as lower corn and feed shipments. ARC improvement for the three and six-month periods was driven by price increases, fuel surcharges, and the positive impact of a larger percentage of carloads with longer average lengths of haul.

Automotive – Second quarter revenue increased in 2005 compared to 2004 primarily due to fuel surcharges and price increases despite lower volume levels. Year-to-date revenue was flat, while carloads decreased for the quarter and year-to-date periods due to lower shipments of finished vehicles. ARC improved in both periods primarily due to fuel surcharges and price increases.

Chemicals – Revenue increased for the second quarter and year-to-date due to pricing, fuel surcharges, and our improved ability to handle export potash demand via the Eastport gateway. This was partially offset by a decline in liquid and dry petroleum shipments. Second quarter carloads were down and year-to-date carloads were flat versus 2004. Quarterly and year-to-date ARC improvement was driven by price increases and fuel surcharges.

Energy – Second quarter revenue growth was driven mainly by shipments of coal from Colorado and Utah, which experienced ARC growth due to fuel surcharges, index-based contract escalators, and the favorable mix impact of more long-haul traffic moving to the East. Second quarter carloadings decreased versus 2004 resulting primarily from a decline in SPRB shipments. Year-to-date revenue, carloadings, and ARC all increased versus 2004 as a result of new SPRB business, fuel surcharges, index-based contract escalators, and favorable mix.

Industrial Products – Revenue increased in both the second quarter and year-to-date periods versus the comparable periods of 2004. Growth in both periods was led by lumber, which benefited from significant ARC growth year-over-year due to price increases and fuel surcharges, and by higher shipments of stone due to strong construction demand, larger train sizes, and improved car-cycle times. Second quarter revenue gains were also driven by improved pricing and fuel surcharges on steel shipments. Second quarter and year-to-date carload improvement was driven largely by increased stone shipments, which were partially offset by decreased newsprint and fiber shipments and lower government shipments. ARC improved in both periods due to price increases and fuel surcharges.

Intermodal – Second quarter and year-to-date revenue improved as carloads increased in both periods, resulting from strong imports, primarily from China and the rest of Asia. Year-to-date results were affected by lost business due to the West Coast storm during the first quarter of 2005. ARC improved in both the three and six-month periods versus 2004 due to price increases, fuel surcharges, and index-based contract escalators.

Mexico Business – Included in the commodity revenue reported above is revenue from shipments to and from Mexico, which increased 16% to $281 million for the second quarter and 13% to $532 million year-to-date over the comparable periods of 2004. Growth was driven primarily by price increases and fuel surcharges. Second quarter carloads increased 1% due to increased cement, dry feed, and corn shipments, while year-over-year carloads were flat versus 2004.

Operating Expenses

Millions, Except for Percent Changes	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2005	2004		2005	2004
Salaries, wages, and employee benefits	$1,061	$1,032	3%	$2,140	$2,026	6%
Equipment and other rents	340	359	(5)	692	685	1
Depreciation	291	276	5	580	549	6
Fuel and utilities	597	435	37	1,136	824	38
Materials and supplies	128	115	11	263	237	11
Casualty costs	102	115	(11)	196	263	(25)
Purchased services and other costs	350	327	7	693	645	7

Total	$2,869	$2,659	8%	$5,700	$5,229	9%

Operating expenses increased in the second quarter of 2005 due to significantly higher fuel prices, inflation, depreciation expense, higher freight car and locomotive contract maintenance costs, and guaranteed wages associated with trainmen employment levels. These cost increases were partially offset by lower casualty costs, lower car rental expense, and lower relocation costs. Higher relocation costs were recognized in the second quarter of 2004, when we moved various support functions to Omaha, Nebraska. For the six months ended June of 2005, operating expenses were also impacted by additional training expenses associated with higher trainmen employment levels and clean-up and restoration costs associated with the January 2005 West Coast storm. Casualty costs were lower due to a 1998 crossing accident verdict upheld in the first quarter of 2004.

Salaries, Wages, and Employee Benefits – Higher 2005 second quarter and year-to-date expenses were driven by wage and benefit inflation, current demand levels, guaranteed wage expenses associated with an increase in trainmen employment levels, and additional track and mechanical maintenance personnel, partially offset by lower relocation costs. Higher 2005 year-to-date salary and benefit expenses were also driven by increased use of train crews due to lower system velocity, training expenses associated with an increase in trainmen employment levels, and increased labor expenses associated with the West Coast storm.

Equipment and Other Rents – Equipment and other rents primarily includes rent we pay for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; other specialty equipment leases; and office and other rentals. Expenses decreased in the second quarter of 2005, primarily driven by lower car rental expense due to an 11% improvement in car cycle times for equipment used in industrial products, chemical and automotive shipments, reduced car lease expense, and lower office rental expense, which were partially offset by volume-related growth for industrial products and intermodal shipments and a modest increase in locomotive lease costs. Year-to-date expenses were up slightly reflecting the impact of slower first quarter 2005 car cycle times, volume-related expenses, and higher locomotive lease costs.

Depreciation – The majority of depreciation relates to track structure, including rail, ties, and other track material. Depreciation expense increased in the second quarter and year-to-date periods in 2005 compared to 2004, primarily due to a higher depreciable asset base caused by significant capital expenditures and volume growth in recent years.

Fuel and Utilities – Fuel and utilities include locomotive fuel, utilities other than telephone, and gasoline and other fuels. The increase in the second quarter of 2005 was driven by higher diesel fuel prices, which averaged $1.67 per gallon compared to $1.16 per gallon in the second quarter of 2004 (including taxes and transportation costs). The higher fuel price contributed $169 million to the increase; however, $158 million of the additional fuel cost was recovered through our fuel surcharge programs and is included in operating revenue. This was partially offset by a 3% improvement in the fuel consumption rate, saving $13 million in second quarter fuel expense versus 2004. Year-to-date, fuel prices averaged $1.56 in 2005 versus $1.09 during the same period in 2004, resulting in a $317 million increase in fuel expense and a $294 million increase in fuel surcharge revenue. A 3% improvement in the year-to-date consumption rate resulted in $25 million of fuel savings in 2005 versus the same period in 2004, which was partially offset by a 1% increase in gross ton-miles resulting in $8 million of additional fuel expenses for the year-to-date period in 2005 versus 2004. We did not have any fuel hedges in place during the first six months of 2005. In the second quarter and year-to-date periods in 2004, our fuel hedges decreased fuel costs by $3 million and $7 million, respectively. Gasoline, utilities, and propane expenses increased $4 million in the second quarter of 2005 and $8 million during the first six months compared to 2004 due to higher prices.

Materials and Supplies – Materials used to maintain our lines, structures, and equipment are the principal component of materials and supplies expense. Office, small tools and other supplies, and the costs of freight services to ship company materials, are also included. Expenses increased in the second quarter and year-to-date periods in 2005 due to the increased use of locomotive repair materials associated with maintaining a larger fleet that includes older units not covered by warranties, additional freight car repairs, and higher material costs. Material cost increases were driven primarily by higher prices for freight car wheel sets and lube oil.

Casualty Costs – Personal injury expense, freight and property damage, insurance, and environmental costs are included in casualty costs. Costs in the second quarter and year-to-date periods of 2005 were lower due to the recognition of expense in 2004 as a result of a court ruling on a 1998 crossing accident and for a June 2004 derailment near San Antonio, partially offset by higher insurance costs in 2005. Lower year-to-date casualty costs in 2005 compared to 2004 were also driven by lower freight loss and damage expense and lower costs for destruction of foreign equipment. Destruction of foreign equipment expense is incurred when equipment owned by other railroads is damaged while in our possession.

Purchased Services and Other Costs – Purchased services and other costs include the costs of services purchased from outside contractors, state and local taxes, net costs of operating facilities jointly used by other railroads and us, transportation and lodging for train crew employees, trucking and contracting costs for intermodal containers, leased automobile maintenance expenses, telephone and cellular expense, employee travel expense, and computer and other general expenses. Expenses increased in the second quarter and year-to-date periods of 2005 as a result of higher contract service and maintenance expenses, higher state and local taxes, increased trucking expenses for intermodal carriers, and crew transportation and lodging costs. Year-to-date expenses were also driven up by the West Coast storm clean-up and restoration expenses and lower expenses incurred for jointly-owned operating facilities.

Non-Operating Items

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of Dollars	2005	2004	2005	2004
Other income	$30	$9	$46	$28
Interest expense	(122)	(123)	(244)	(251)
Income taxes	(137)	(82)	(215)	(123)

Other Income – For the second quarter and year-to-date periods in 2005, the increase in other income was primarily a result of higher gains from real estate sales compared to 2004.

Interest Expense – The improvement in interest expense in the year-to-date period of 2005 was primarily driven by lower effective interest rates of 7.5% in 2005 versus 7.7% in 2004. The effective interest rate in both the second quarter of 2005 and 2004 was 7.5%. The weighted average debt level for both year-to-date periods of 2005 and 2004 was $6.5 billion; whereas, the weighted average debt level for the second quarter of 2005 and 2004 was $6.5 billion and $6.6 billion, respectively.

Income Taxes – Income tax expense in the second quarter and year-to-date periods of 2005 increased from the prior year due to higher 2005 pre-tax income combined with a 2004 reduction in the deferred state income tax liability primarily attributable to relocating support operations to Omaha, Nebraska, and state income tax credits earned in 2004 in connection with the new headquarters building in Omaha.

OTHER OPERATING AND FINANCIAL STATISTICS

We report key performance measures weekly to the American Association of Railroads, including carloads, average train speed, average daily inventory of rail cars on our system, and average terminal dwell time. The operating data are available on our website at www.up.com/investors/reports/index.shtml.

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2005	2004		2005	2004
Average train speed (miles per hour)	21.2	21.3	—%	21.2	21.6	(2)%
Average terminal dwell time (hours)	27.4	30.9	(11)	28.4	30.4	(7)
Gross ton-miles (billions)	260.0	260.6	—	518.4	512.5	1
Revenue ton-miles (billions)	136.8	136.1	1	274.3	270.7	1
Rail car inventory (thousands)	318.4	325.4	(2)	320.0	323.4	(1)

Average Train Speed – Continued network inefficiencies, record traffic volume, and disruptions on the SPRB Joint Line hampered efforts to improve our average train speed. Average train speed is calculated by dividing train miles by hours operated on our main lines between terminals.

Average Terminal Dwell Time – The 11% improvement in dwell time in the second quarter of 2005 resulted from strategic network management initiatives and directed efforts to more timely deliver rail cars to our interchange partners and customers. Average terminal dwell time is the average time that a rail car spends at our terminals. Lower average terminal dwell time is favorable.

Gross and Revenue Ton-Miles – For the second quarter of 2005, gross ton-miles were flat with 2004, while revenue ton-miles and carloadings were up 1%, driven primarily by a decrease in energy and chemical shipments, which are higher density commodity groups. For the year-to-date period, gross and revenue ton-miles grew 1% in correlation to the 1% growth in carloadings as volume growth in the higher density commodity groups that was experienced in the first quarter decreased year-over-year in the second quarter. Gross ton-miles are calculated by multiplying the weight of loaded or empty freight cars by the number of miles hauled. Revenue ton-miles are based on tariff miles and do not include the weight of freight cars.

Rail Car Inventory – Our rail car inventory improved 2% in the second quarter and 1% for the year-to-date period as we continued to focus on network management initiatives. Rail car inventory is the number of freight cars on-line throughout our system. Lower rail car inventory is desirable for network fluidity.

OTHER MATTERS

Transactions with Affiliates – At June 30, 2005 and December 31, 2004, we had $1,025 million and $775 million working capital deficit balances, respectively, relating to UPC’s management of our cash position. As part of UPC’s cash management activities, we advance excess cash (cash available after satisfying all of our obligations and paying dividends to UPC) to UPC. We declare and pay dividends to UPC which typically approximate the dividends that UPC declares to its shareholders; however, there is no formal requirement to do so. The dividend declaration between UPC and us is determined solely by our Board of Directors. To the extent we require additional cash for use in our operations, UPC makes such funds available to us for borrowing. Transactions with UPC are treated as net intercompany borrowings in the Consolidated Statements of Financial Position.

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

UPC provides us with various services, including strategic planning, legal, treasury, accounting, auditing, insurance, human resources and corporate affairs. Billings for these services were $11 million and $15 million for the three months ended June 30, 2005 and 2004, respectively. Billings were $28 million and $27 million for the six months ended June 30, 2005 and 2004, respectively.

Commitments and Contingencies – Various claims and lawsuits are pending against us and certain of our subsidiaries. We are also subject to various federal, state, and local environmental laws and regulations, pursuant to which we are currently participating in the investigation and remediation of various sites.

Income Taxes – In the second quarter, the Corporation reached final settlements with the Internal Revenue Service (IRS) related to resolution of tax liabilities for tax years 1986-1994. Federal income tax liabilities, excluding interest, for all years prior to 1995 are now resolved with the IRS. Settlement with respect to the interest calculations will take more time to resolve.

As a result of the final settlements of tax liabilities for pre-1995 tax years, we have undertaken, but have not yet completed, an analysis of the impact these settlements may have on previously recorded estimates of deferred tax assets and liabilities. At June 30, 2005, our recorded estimates of deferred tax assets and liabilities represent our best estimates based upon available information at this time. Although we anticipate any change in our estimates will be recorded as a reduction in both our deferred tax liability and income tax expense, at this time we are unable to reasonably estimate the amount of any adjustment because of the number of years, complexity, and interrelationship of the numerous issues involved in completing this review.

As previously reported, the IRS has also completed its examination of the Corporation’s federal income tax returns for years 1995-1998, and has issued a notice of deficiency. Among other adjustments, the IRS proposes to disallow tax deductions we claimed in connection with certain donations of property during those years. We dispute the proposed adjustments and intend to defend our positions through applicable IRS procedures, and, if necessary, litigation. We do not expect that the ultimate resolution of this examination will have a material adverse effect on our operating results, financial condition, or liquidity. Tax years 1999-2002 are currently under examination.

Accounting Pronouncements – In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), Share-Based Payment. This statement requires that companies recognize compensation expense equal to the fair value of stock options or other share-based payments. On April 14, 2005, the Securities and Exchange Commission deferred the effective date to January 1, 2006. We will adopt FAS 123(R) on a modified prospective basis, recognizing compensation expense for 1) new awards granted on or after January 1, 2006, and 2) any portion of awards that have not vested as of that date. Assuming that the level of future option grants remains consistent with prior years, we estimate that the impact of this pronouncement for the Company will be an annual reduction in net income of approximately $12 million.

In July 2005, the FASB issued an exposure draft, Accounting for Uncertain Tax Positions, an Interpretation of FASB Statement No. 109. If finalized as drafted, the Interpretation will require companies to recognize the best estimate of the impact of a tax position only if that position is probable of being sustained during a tax audit. The FASB proposes that only tax positions that meet the probable recognition threshold may be recognized as of the end of the first fiscal year ending after December 15, 2005. We are currently assessing the impact that this proposed interpretation would have on our Consolidated Financial Statements.

Ratio of Earnings to Fixed Charges – For the three and six months ended July 30, 2005, our ratio of earnings to fixed charges was 3.1 and 2.6, respectively, compared to 2.4 and 2.2 for the three and six months ended June 30, 2004, respectively. The ratio of earnings to fixed charges was computed on a consolidated basis. Earnings represent net income, less equity earnings net of distributions, plus fixed charges and income taxes. Fixed charges represent interest charges, amortization of debt discount, and an estimated amount representing the interest portion of rental charges.

CAUTIONARY INFORMATION

Certain statements in this report, and statements in other material filed or to be filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us), are, or will be, forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements include, without limitation, statements regarding: expectations as to operational or service improvements; statements concerning expectations of the effectiveness of steps taken or to be taken to improve operations, service, or to stabilize the rail system, including the hiring and training of train crews, acquisition of additional locomotives, infrastructure improvements, transportation plan modifications, and management of customer traffic on the system to meet demand; expectations as to the timing of completion and impact of ongoing track maintenance and restoration work being performed in the SPRB; expectations as to cost savings, revenue growth, and earnings; the time by which certain objectives will be achieved; statements or information concerning projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, future economic performance, and general economic conditions; statements of management’s goals and objectives; proposed new products and services; estimates of costs relating to environmental remediation and restoration; expectations that claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on our consolidated financial condition, results of operations, or liquidity; and any other similar expressions concerning matters that are not historical facts.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibits Filed with this Statement

12(a)	Ratio of Earnings to Fixed Charges for the Three Months Ended June 30, 2005 and 2004.

12(b)	Ratio of Earnings to Fixed Charges for the Six Months Ended June 30, 2005 and 2004.

31(a)	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Richard K. Davidson.

31(b)	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Robert M. Knight, Jr.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Richard K. Davidson and Robert M. Knight, Jr.

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

Dated: August 5, 2005

UNION PACIFIC RAILROAD COMPANY (Registrant)

By	/s/ Robert M. Knight, Jr.
Robert M. Knight, Jr.,
Executive Vice President – Finance and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Richard J. Putz
Richard J. Putz,
Chief Accounting Officer and Controller
(Principal Accounting Officer)