Form 10-K
period 2005-12-31
UNION PACIFIC RAILROAD CO/DE
filed 2006-02-24
CIK 92259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

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

68179

(Zip Code)

(402) 544-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered

Missouri Pacific Railroad Company 4-3/4% General Income Mortgage Bonds due 2020 and 2030	New York Stock Exchange, Inc.

Missouri Pacific Railroad Company 5% Income Debentures due 2045	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:	None

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                                 ☐ Yes            ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                                                 ☐ Yes            ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                 ☑ Yes            ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

☐ Large accelerated filer	☐ Accelerated Filer	☑ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

                                                 ☐ Yes            ☑ No

None of the Registrant’s voting stock is held by non-affiliates. The Registrant is a wholly-owned subsidiary of Union Pacific Corporation.

As of February 24, 2006, the Registrant had outstanding 7,130 shares of Common Stock, $10 par value, and 620 shares of Class A Stock, $10 par value.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of Union Pacific Corporation’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2006, are incorporated by reference into Part III of this report. Union Pacific Corporation’s Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

UNION PACIFIC RAILROAD COMPANY

PART I

Item 1. Business

GENERAL

Union Pacific Railroad Company, together with its wholly-owned and majority-owned subsidiaries (collectively, the Company, UPRR, or the Railroad), is a Class I Railroad, incorporated in Delaware, and is an indirect wholly-owned subsidiary of Union Pacific Corporation (the Corporation or UPC). The Company’s principal executive offices are located at 1400 Douglas Street, Omaha, NE 68179. The telephone number at that address is (402) 544-5000.

For purposes of this report, unless the context otherwise requires, all references herein to the “Company”, “we”, “us”, and “our” shall mean Union Pacific Railroad Company and Consolidated Subsidiary Companies.

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

Available Information – Our Internet website is www.up.com. We make available free of charge on our website (under the “Investors” caption link) our annual reports on Form 10-K; our quarterly reports on Form 10-Q; our current reports on Form 8-K; the Corporation’s proxy statements; Forms 3, 4, and 5, filed on behalf of the Corporation’s directors and executive officers; and amendments to such reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the Exchange Act), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). We also make available on our website previously filed SEC reports and exhibits via a link to EDGAR on the SEC’s Internet site at www.sec.gov. Additionally, UPC’s corporate governance materials, including Board Committee charters, governance guidelines and policies, and codes of conduct and ethics for directors, officers, and employees are on our website. From time to time, the corporate governance materials on our website may be updated as necessary to comply with rules issued by the SEC and the New York Stock Exchange (NYSE) or as desirable to promote the effective and efficient governance of our company. Any security holder wishing to receive, without charge, a copy of any of the SEC filings or corporate governance materials should send a written request to: Secretary, Union Pacific Railroad Company, 1400 Douglas Street, Omaha, NE 68179.

References to our website address in this report, including references in Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7, are provided as a convenience and do not constitute, and should not be deemed, an incorporation by reference of the information contained on, or available through, the website. Therefore, such information should not be considered part of this report.

OPERATIONS

We are a Class I railroad operating in the United States. We have one reportable operating segment. Although revenue is analyzed by commodity, we analyze the net financial results as one segment due to the integrated nature of the rail network. We have 32,426 route miles, linking Pacific Coast and Gulf Coast ports with the Midwest and eastern United States gateways and providing several corridors to key Mexican gateways. We serve the western two-thirds of the country and maintain coordinated schedules with other rail carriers to move freight to and from the Atlantic Coast, the Pacific Coast, the Southeast, the Southwest, Canada, and Mexico. Export and import traffic moves through Gulf Coast and Pacific Coast ports and across the Mexican and Canadian borders. Our freight traffic consists of bulk, manifest, and premium business. Bulk traffic is primarily coal, grain, rock, or soda ash in unit trains – trains transporting a single commodity from one source to one destination. Manifest traffic is individual carload or less than train-load business, including commodities such as lumber, steel, paper, and food. The transportation of finished vehicles and intermodal containers is part of our premium business. In 2005, we generated commodity revenue totaling $13 billion from the following six commodity groups:

Agricultural – Transporting agricultural products, including whole grains, commodities produced from these grains, and food and beverage products, provided 15% of our 2005 commodity revenue. With access to most major grain markets, we provide a critical link between the Midwest and western producing areas and export terminals in the Pacific Northwest (PNW) and Gulf ports, as well as Mexico. Unit trains of grain efficiently shuttle between producers and export terminals or domestic markets. We also serve significant domestic markets, including grain processors, animal feeders, and ethanol producers in the Midwest, West, South, and Rocky Mountain states. Primary food commodities consist of a variety of fresh and frozen fruits and vegetables, dairy products, and beverages, which are moved to major U.S. population centers for consumption. Express Lane, our premium perishables service that moves fruits and vegetables from the PNW and California with priority service to destinations in the East, competes with the trucking industry. We transport frozen meat and poultry to the West Coast ports for export, while beverages, primarily beer, enter the U.S. from Mexico.

Automotive – We are the largest automotive carrier west of the Mississippi River, serving seven vehicle assembly plants and distributing imported vehicles from six West Coast ports and Houston. The Company off-loads finished vehicles at 38 vehicle distribution centers for delivery by truck to all major western U.S. cities. In addition to transporting finished vehicles, we provide expedited handling of automobile parts in both boxcars and intermodal containers to several assembly plants, some of which are in Mexico. We carry automobile materials bound for assembly plants in Mexico, the U.S., and Canada and transport finished vehicles from manufacturing facilities in Mexico. In 2005, transportation of finished vehicles and automobile materials accounted for 10% of our total commodity revenue.

Chemicals – Transporting chemicals provided 14% of our 2005 commodity revenue. Our franchise enables us to serve the chemical producing areas along the Gulf Coast, as well as the Rocky Mountain region. More than two-thirds of the chemicals business consists of liquid and dry chemicals, plastics, and liquid petroleum products. In addition to transporting plastics, customers also leverage our industry-leading storage-in-transit yards for intermediate storage of plastic resins. Soda ash shipments originate in southwestern Wyoming and California and are consumed primarily in glass producing markets in the East, the West, and abroad. Fertilizer movements originate primarily in the Gulf Coast region, as well as the West and Canada, bound for major agricultural users in the Midwest and the western U.S.

Energy – Coal transportation accounted for 20% of our 2005 commodity revenue. Our geographic network allows us to transport coal destined for utilities and industrial facilities in 27 states, as well as to the Gulf and rail/barge/ship facilities on the Mississippi and Ohio Rivers and the Great Lakes. We serve mines located in the Southern Powder River Basin of Wyoming (SPRB), Colorado, Utah, southern Wyoming, and southern Illinois. SPRB coal represents the largest growth segment of the market, as utilities continue to favor its lower cost and low-sulfur content. We also carry high-BTU, low-sulfur coal from Colorado and Utah for export to Mexico.

Industrial Products – Our extensive network enables us to move numerous commodities between thousands of origin and destination points throughout North America. Lumber shipments originate primarily in the PNW and Canada for destinations throughout the United States for new home construction and repair and remodeling markets. Commercial and highway construction drive shipments of steel and construction products, consisting of rock, cement, and roofing. Paper and consumer goods, including furniture and appliances, are shipped to major metropolitan areas for consumers. Nonferrous metals and industrial minerals are moved for industrial manufacturing. In addition, we provide efficient and safe transportation for government entities and waste companies. In 2005, transporting industrial products provided 22% of our total commodity revenue.

Intermodal – Our intermodal business, which represents 19% of the Company’s 2005 commodity revenue, comprises international, domestic, and premium shipments. International business consists of international container traffic that arrives at West Coast ports via steamship for destinations throughout the United States. Domestic business includes domestic container and trailer traffic for intermodal marketing companies (primarily shipper agents and consolidators) and truckload carriers. Less-than-truckload and package carriers with time-sensitive business requirements account for the majority of our premium service.

Working Capital – We currently have, and historically have had, a working capital deficit, which is common in our industry and does not indicate a lack of liquidity or financial stability. We maintain adequate resources to meet our daily cash requirements, and we have sufficient financial capacity to satisfy our current liabilities.

Competition – We are subject to competition from other railroads, motor carriers, and barge operators. Our main rail competitor is Burlington Northern Santa Fe Corporation. Its rail subsidiary, BNSF Railway Company, operates parallel routes in many of our main traffic corridors. In addition, we operate in corridors served by other railroads and motor carriers. Motor carrier competition is particularly strong for five of our six commodity groups. Because of the proximity of our routes to major inland and Gulf Coast waterways, barge competition can be particularly effective, especially for grain and bulk commodities. In addition to price competition, we face competition with respect to transit times and quality and reliability of service. While we must build or acquire and maintain our rail system, trucks and barges are able to use public rights-of-way maintained by public entities. Any future improvements or expenditures materially increasing the quality or reducing the costs of these alternative modes of transportation, or legislation releasing motor carriers from their size or weight limitations, could have a material adverse effect on our results of operations, financial condition, and liquidity.

Equipment Suppliers – We depend on two key domestic suppliers of locomotives. Due to the capital intensive nature and sophistication of this equipment, high barriers to entry face potential new suppliers. Therefore, if one of these domestic suppliers discontinues manufacturing locomotives, we could experience a significant cost increase and risk reduced availability of the locomotives that are necessary to our operations.

Employees – Approximately 88% of our 49,330 full-time-equivalent employees are represented by 14 major rail unions. Under the collective bargaining round that began on November 1, 1999, all unions reached new labor agreements with the railroads in 2005. In January 2005, we began the next round of negotiations with the unions. Existing agreements remain in effect and will continue to remain in effect until new agreements are reached or the Railway Labor Act’s procedures (which include mediation, cooling-off periods, and the possibility of Presidential intervention) are exhausted. Contract negotiations with the various unions generally take place over an extended period of time, and we rarely experience work stoppages during negotiations. The current agreements provide for periodic cost of living wage increases until new agreements are reached.

GOVERNMENTAL AND ENVIRONMENTAL REGULATION

Governmental Regulation – Our operations are subject to a variety of federal, state, and local regulations, generally applicable to all businesses (see also the discussion of certain regulatory proceedings in Legal Proceedings, Item 3).

Our operations are subject to the regulatory jurisdiction of the Surface Transportation Board (STB) of the United States Department of Transportation (DOT) and other federal and state agencies. We are also subject to the regulations of the Federal Railroad Administration (FRA) of the DOT. The STB has jurisdiction over rates charged on certain regulated rail traffic; freight car compensation; transfer, extension, or abandonment of rail lines; and acquisition of control of rail common carriers.

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

Environmental Regulation – We are subject to extensive federal and state environmental statutes and regulations pertaining to public health and the environment. The statutes and regulations are administered and monitored by the Environmental Protection Agency (EPA) and by various state environmental agencies. The primary laws affecting our operations are the Resource Conservation and Recovery Act, regulating the management and disposal of solid and hazardous wastes; the Comprehensive Environmental Response, Compensation, and Liability Act, regulating the cleanup of contaminated properties; the Clean Air Act, regulating air emissions; and the Clean Water Act, regulating waste water discharges.

Information concerning environmental claims and contingencies and estimated remediation costs is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Environmental, Item 7.

Item 1A. Risk Factors

We Must Manage Significant Demand for Our Services on Limited Network Capacity – Due to continuing demand for rail service and capacity constraints, we may experience network difficulties, including congestion and reduced velocity, which may compromise the level of service we provide to our customers. This level of demand may compound the impact of weather and weather-related events on our operations and velocity. We recently experienced varying degrees of disruptions, congestion, and reduced velocity due to a variety of factors, including significant demand and weather events, and the extensive maintenance and restoration program on the SPRB line that is jointly-owned with BNSF (SPRB Joint Line). The weather events affected both our operations and operations of certain of our customers. Although we have recovered from these events, further network improvement will be driven by the ongoing redesign of our transportation plan to better manage traffic on our system and adding more capacity. We cannot be sure that these measures will fully or adequately address any service shortcomings. We also cannot be sure that we will not experience other difficulties related to network capacity, dramatic and unplanned increases of demand for rail service in one or more of our commodity groups, or other events that could have a negative impact on our operational efficiency, any of which could have a material adverse effect on our results of operations, financial condition, and liquidity.

We May Be Subject to Various Claims and Lawsuits That Could Result in Significant Expenditures – The nature of our business exposes us to the potential for various claims and litigation related to labor and employment, personal injury, property damage, environmental liability, and other matters. Any material changes to litigation trends or a catastrophic rail accident involving property damage, personal injury, or environmental liability could have a material adverse effect on our results of operations, financial condition, and liquidity.

We Are Subject to Significant Governmental Regulation – We are subject to governmental regulation by a significant number of federal, state, and local authorities covering a variety of health, safety, labor, environmental (as discussed below), and other matters. Our failure to comply with applicable laws and regulations could have a material adverse effect on us. Governments may change the legislative or regulatory frameworks within which we operate without providing us with any recourse for any adverse effects on our business. Economic re-regulation of the rail industry would negatively impact our ability to determine prices for rail services and reduce capital spending on our rail network, resulting in a material adverse effect on our results of operations, financial condition, and liquidity. Also, some laws and regulations require us to obtain and maintain various licenses, permits, and other authorizations, and we cannot guarantee that we will continue to be able to do so. In addition, one or more consolidations of Class I railroads could lead to future re-regulation of the rail industry.

We Are Required to Transport Hazardous Materials – Federal laws require railroads to transport hazardous materials. Any rail accident involving the release of hazardous materials could involve significant costs and claims for personal injury, property damage, and environmental penalties and remediation, which could have a material adverse effect on our results of operations, financial condition, and liquidity.

We Are Subject to Significant Environmental Laws and Regulations – Our operations are subject to extensive federal, state, and local environmental laws and regulations concerning, among other things, emissions to the air; discharges to waters; handling, storage, transportation, and disposal of waste and other materials; and hazardous material or petroleum releases. We generate and transport hazardous and non-hazardous waste in our operations, and we did so in our former operations. Environmental liability can extend to previously owned or operated properties, leased properties, and properties owned by third parties, as well as to properties we currently own. Environmental liabilities have arisen and may also arise from claims asserted by adjacent landowners or other third parties in toxic tort litigation. We have been and may be subject to allegations or findings that we have violated, or are strictly liable under, these laws or regulations. We could incur significant costs as a result of any of the foregoing, and we may be required to incur significant expenses to investigate and remediate known, unknown, or future environmental contamination, which could have a material adverse effect on our results of operations, financial condition, and liquidity.

Severe Weather Could Result in Significant Business Interruptions and Expenditures – Severe weather conditions, events, and other natural phenomena, including earthquakes, hurricanes, fires, floods, extreme temperatures, and significant precipitation may cause business interruptions, including line outages on our rail network that can adversely affect our entire rail network, and result in increased costs, increased liabilities, and decreased revenues, which could have an adverse effect on our results of operations, financial condition, and liquidity.

Rising Fuel Costs Could Materially and Adversely Affect Our Business – Fuel costs constitute a significant portion of our transportation expenses. Diesel fuel prices are subject to dramatic fluctuations. Significant price increases may have a material adverse effect on our operating results. Additionally, international, political, and economic circumstances affect fuel prices and supplies. Weather can also affect fuel supplies and limit domestic refining capacity. If a fuel supply shortage were to arise from OPEC production curtailments, a disruption of oil imports, or other causes, higher fuel prices could, despite our fuel surcharge programs, have a material adverse effect on our results of operations, financial condition, and liquidity.

The Majority of Our Employees Belong to Labor Unions, and Labor Agreements, Strikes, or Work Stoppages Could Adversely Affect Our Operations – We are a party to collective bargaining agreements with various labor unions. Under the collective bargaining round that began on November 1, 1999, all unions reached new labor agreements with the railroads in 2005. In January 2005, we began the next round of negotiations with the unions. Disputes with regard to the terms of these agreements or our potential inability to negotiate acceptable contracts with these unions could result in, among other things, strikes, work stoppages, or other slowdowns by the affected workers. If unionized workers were to engage in a strike, work stoppage, or other slowdown, or other employees were to become unionized, we could experience a significant disruption of our operations or higher ongoing labor costs, either of which could have a material adverse effect on our results of operations, financial condition, and liquidity. Additionally, future national labor agreements, or renegotiation of labor agreements or provisions of labor agreements, could compromise our service reliability and significantly increase our costs for healthcare, wages, and other benefits, which could have a material adverse impact on our results of operations, financial condition, and liquidity.

The Availability of Qualified Personnel Could Adversely Affect Our Operations – Changes in demographics, training requirements, and the availability of qualified personnel, particularly engineers and trainmen, could negatively impact our ability to meet demand for rail service. Unpredictable increases in demand for rail services and a lack of network fluidity may exacerbate such risks, which could have a negative impact on our operational efficiency and otherwise have a material adverse effect on our results of operations, financial condition, and liquidity.

We Face Competition from Other Railroads and Other Transportation Providers – We face competition from other railroads, motor carriers and, to a lesser extent, ships, barges, and pipelines. In addition to price competition, we face competition with respect to transit times and quality and reliability of service. While we must build or acquire and maintain our rail system, trucks and barges are able to use public rights-of-way maintained by public entities. Any future improvements or expenditures materially increasing the quality or reducing the cost of alternative modes of transportation, or legislation releasing motor carriers from their size or weight limitations, could have a material adverse effect on our results of operations, financial condition, and liquidity. Additionally, any future consolidation of the rail industry could materially affect the competitive environment in which we operate.

We Utilize Capital Markets – We rely on the capital markets to provide some of our capital requirements, including the sale of certain of our receivables. Market instability or deterioration of our financial condition due to internal or external factors could restrict or prohibit our access to the corporate bond market and reduce our credit ratings below investment grade, which would prohibit us from utilizing our sale of receivables program and significantly increase the cost of issuing debt.

We May Be Affected by General Economic Conditions – Prolonged negative changes in domestic and global economic conditions affecting the producers and consumers of the commodities carried by us may have an adverse effect on our results of operations, financial condition, and liquidity.

We Are Dependent on Two Key Domestic Suppliers of Locomotives – Due to the capital intensive nature and sophistication of locomotive equipment, high barriers to entry face potential new suppliers. Therefore, if one of these domestic suppliers discontinues manufacturing locomotives, we could experience a significant cost increase and risk reduced availability of the locomotives that are necessary to our operations.

We Rely on Technology and Technology Improvements in our Business Operations – We rely on information technology in all aspects of our business. If we do not have sufficient capital to acquire new technology or if we are unable to implement new technology, we may suffer a competitive disadvantage within the rail industry and with companies providing other modes of transportation service, which could have a material adverse effect on our results of operations, financial position, and liquidity. Additionally, if we experience significant disruption or failure of one or more of our information technology systems, including computer hardware, software, and communications equipment, we could experience a service interruption, safety failure, or security breach, or other operational difficulties, which could have a material adverse impact on our results of operations, financial condition, and liquidity.

We May Be Affected by Acts of Terrorism, War, or Risk of War – Our rail lines, facilities, and equipment, including rail cars carrying hazardous materials, could be direct targets or indirect casualties of terrorist attacks. Terrorist attacks, or other similar events, any government response thereto, and war or risk of war may adversely affect our results of operations, financial condition, and liquidity. In addition, insurance premiums for some or all of our current coverages could increase dramatically, or certain coverages may not be available to us in the future.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

With operations in 23 states, we employ a variety of assets in the management and operation of our rail business. These assets include real estate, track and track structure, equipment, and facilities. We own and lease real estate that we use in our operations, and we also own real estate that is not required for our business, which we sell from time to time. Our equipment includes owned and leased locomotives and rail cars; heavy maintenance equipment and machinery; other equipment and tools in our shops, offices and facilities; and vehicles for maintenance, transportation of crews, and other activities. We operate numerous facilities, including terminals for intermodal and other freight; rail yards for train-building, switching, storage-in-transit (the temporary storage of customer goods in rail cars prior to shipment) and other activities; offices to administer and manage our operations; dispatch centers to direct traffic on our rail network; crew quarters to house train crews along our network; and shops and other facilities for fueling, maintenance, and repair of locomotives and repair and maintenance of rail cars and other equipment. We spent approximately $2.2 billion in cash capital during 2005 for, among other things, building and maintaining track, structures and infrastructure, upgrading and augmenting equipment, and implementing new technologies.

Certain of our properties are subject to federal, state, and local laws and regulations governing the protection of the environment (see discussion of environmental issues in Business – Governmental and Environmental Regulation, Item 1, and Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Environmental, Item 7).

Track – We utilize 32,426 main line and branch line route miles in 23 states in the western two-thirds of the United States. We own 26,586 route miles, with the remainder of route miles operated pursuant to trackage rights or leases. Route miles as of December 31, 2005, are as follows:

Route Miles
Main line	27,301
Branch line	5,125
Yards, sidings and other main lines	20,241
Total	52,667

Rail and ties installed and replaced during the year ended December 31, 2005 are as follows:

Rails and Ties
Track miles of rail:
New	661
Used	312
Ties (000)	4,690

Equipment – Our primary rail equipment consisted of the following as of December 31, 2005:

Equipment
Owned or leased at year end:
Locomotives	8,226
Freight cars:
Covered hoppers	38,553
Boxcars	16,505
Open-top hoppers	19,950
Gondolas	15,037
Other	16,698
Work equipment and other	5,041

Item 3. Legal Proceedings

Environmental Matters

As we reported in our Annual Report on Form 10-K for 2003, the United States Attorney for the Central District of California notified us that the office intended to pursue criminal charges against us for alleged violations of federal environmental laws, including the federal Clean Water Act, in connection with releases of oil contaminated wastewater from our Taylor Yard in 2001 and 2003. In April 2004, we settled the State of California’s claims arising from these releases for $45,020.

As we reported in our Annual Report on Form 10-K for 2003, the California Department of Toxic Substances Control (DTSC) threatened civil prosecution against us in November 2003, after a series of protracted negotiations, relating to our failure to register as a hazardous waste transporter under California law from April 2000 to August 2001. We contend that we are exempt from the registration requirements due to federal preemption. The DTSC proposed civil penalties of $125,160 for the alleged violation. We settled this matter on September 14, 2005 for $55,000.

As we reported in our Annual Report on Form 10-K for 2001, on January 30, 2002, the Louisiana Department of Environmental Quality (LDEQ) issued to us a notice of a proposed penalty assessment in the amount of $195,700. The proposed penalty relates to the derailment of one of our trains carrying hazardous materials near Eunice, Louisiana, on May 27, 2000. We met with the LDEQ regarding this matter to demonstrate that no penalty should be assessed. On December 28, 2005, the LDEQ amended the proposed penalty to $47,113.

As we reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, the San Joaquin County District Attorney filed an action against the us on February 3, 2003, in the San Joaquin County Superior

Court alleging claims under the California Business and Professions Code section 17200 (unfair business practices), Fish and Game Code section 5650 and 5650.1, California Health and Safety Code section 25189(d), and Public Nuisance, California Civil Code section 3480. The claims arise from a February 16, 2000, derailment in Stockton, California, in which a locomotive struck an object on the tracks, puncturing a fuel tank. The District Attorney alleged that diesel fuel from this spill entered waters of the State of California. The complaint also asserted claims under the above referenced statutes for any other diesel spill that may have occurred in the State of California between 2000 and 2003, in which diesel may have passed into waters of the State of California. It sought injunctive relief and civil penalties of $25,000 for the alleged February 16, 2000, diesel spill and total penalties of not less than $250,000 for all diesel spills that may have occurred since 2000. The District Attorney filed an amended complaint on April 10, 2003, which narrowed the claims to the incident of February 16, 2000. The amended complaint seeks both injunctive relief and daily penalties for each day that fuel was in the affected waterway, which could exceed $100,000.

As we reported in our Annual Report on Form 10-K for 2003, the District Attorneys of Merced, Madera, and Stanislaus Counties in California filed a criminal case against us relating to a series of alleged releases of calcium oxide (lime). The criminal case was dismissed in the last quarter of 2003 and was subsequently refiled as a civil action by several counties in the San Joaquin County Superior Court. The refiled suit sought civil penalties against us in connection with the release of lime from an unidentified rail car between Chowchilla and Sacramento, California, on December 27, 2001, and another incident in which lime leaked from a rail car between Chowchilla and Stockton, California, on February 21, 2002. The suit contended that regulatory violations occurred by virtue of our alleged failure to timely report the release of a “hazardous material,” its alleged disposal of hazardous waste, and the alleged release of material into the waters of the State of California. On September 20, 2004, the Court dismissed the suit with prejudice. The State appealed this decision and the appeal remains pending.

As we reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, the Illinois Attorney General’s office filed an Agreed Order and Complaint and a Complaint for Injunctive and Other Relief on October 7, 2004, in the Circuit Court for the Twentieth Judicial Circuit (St. Clair County) against The Alton & Southern Railway Company, our wholly-owned subsidiary, as a result of a collision and derailment on September 21, 2004. The state seeks to enjoin The Alton & Southern from further violations, as well as a monetary penalty. The amount of the proposed penalty is uncertain but could exceed $100,000.

In 2001 we received information indicating EPA considered the Company a potentially responsible party for the Omaha Lead Site. The Omaha Lead Site consists of approximately 12,800 acres of residential property in the eastern part of Omaha, Nebraska, allegedly impacted by air emissions from two former lead smelters/refineries. One refinery was operated by ASARCO. EPA identified us as a potentially responsible party, because more than 60 years ago, we owned land that was leased to ASARCO. We dispute both the legal and technical base for EPA’s allegations. It has nonetheless engaged in extensive negotiations with EPA. These negotiations have reached an apparent impasse. EPA issued a Unilateral Administrative Order with an effective date of December 16, 2005, directing us to implement an interim remedy at the site at an estimated cost of $50 million. Failure to comply with the order without just cause could subject the Company to penalties of up to $32,500 per day and triple EPA’s costs in performing the work. We believe we have just cause not to comply with the order, but we offered to perform some of the work specified in the order as a compromise. If EPA rejects the offer, we will vigorously contest liability and the imposition of any penalties.

On December 12, 2005, the Illinois Attorney General’s office filed a complaint in the Circuit Court for the Twenty-First Judicial Circuit (St. Clair County) seeking injunctive relief and civil penalties against us relating to a collision between Company and Norfolk Southern (NS) trains near Momence, Illinois, on November 24, 2005. The collision derailed approximately five locomotives and 30 railcars. Two of our locomotives and two of the NS locomotives caught fire and four of the locomotives released approximately 16,000 gallons of diesel fuel. Other cars carrying food products derailed and released an unknown amount of product. We promptly responded and remediation is ongoing. The State seeks a permanent injunction against us ordering us to continue remediation. The State seeks to enjoin the Company from further violations and a monetary penalty. The amount of the proposed penalty is uncertain.

The Illinois Attorney General’s office filed a complaint in the Circuit Court for the Twentieth Judicial Circuit (St. Clair County) for injunctive and other relief on November 28, 2005, against the Company, alleging a diesel fuel spill from an above-ground storage tank for storm water with a secondary containment area in a railyard in Dupo, St. Clair County, Illinois. The State seeks to enjoin us from further violations and a monetary penalty. The amount of the proposed penalty is uncertain.

On October 25, 2005, the State of Washington Department of Ecology notified us that it had assessed a $106,000 penalty against the Company as a result of a November 15, 2003, incident near Kelso, Washington. In that incident, one of our trains collided with a BNSF train, derailing three of our locomotives. The Department of Ecology contends that diesel fuel and lube oil from the derailed locomotives entered waters of the State of Washington. We have asked the state to reconsider the penalty amount.

The South Coast Air Quality Management District (the District) issued a Notice of Violation (NOV) to the Company on or about August 20, 2003 and November 2, 2003, asserting that we violated our air permit relating to locomotive diesel fueling at our Dolores Yard in Carson, California, by dispensing fuel in excess of permit limits over the course of 21 months. The District proposed that we pay $105,000 to settle this NOV. We settled this matter and others in July 2005 for $78,000 as part of a group of alleged violations.

We received notices from EPA and state environmental agencies alleging that we are or may be liable under federal or state environmental laws for remediation costs at various sites throughout the United States, including sites on the Superfund National Priorities List or state superfund lists. We cannot predict the ultimate impact of these proceedings and suits because of the number of potentially responsible parties involved, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites, and the speculative nature of remediation costs.

Information concerning environmental claims and contingencies and estimated remediation costs is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies –Environmental, Item 7.

Other Matters

As we reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, we were notified that a qui tam, or private citizen, complaint was filed in the United States District Court for the Central District of California against, among other parties, the City of Long Beach, City of Long Beach Harbor Department, Port of Long Beach (the Port), Union Pacific Corporation, Union Pacific Railroad Company, and Union Pacific Resources Company, also known as Union Pacific Resources Group Inc. (Resources), a former subsidiary of UPC. A private citizen filed the action because the federal government and the State of California elected not to pursue the claims. The complaint alleges that the defendants violated the Federal Civil False Claims Act and the California False Claims Act by conspiring to use public funds to (1) shift environmental cleanup liability to the Port when Resources sold its Terminal Island oil field property to the Port in 1994 and (2) effect the acquisition by the Port of the Terminal Island property in which the Port (or the State of California) allegedly already held certain incidents of title. The complaint, which has not been served on us, seeks damages of $2.405 billion, unspecified costs for remediating groundwater contamination, and triple damages and civil penalties of $10,000 per day. The plaintiff’s extended time to serve the complaint expired on April 4, 2005, and the Corporation filed a motion to dismiss for plaintiff’s failure to make timely service. However, the Court extended the plaintiff’s time to provide service. On December 7, 2005, we learned that a summons for service of the Complaint had been issued, but we have not been sued. We dispute the factual and legal bases of the complaint. We notified Anadarko Petroleum Corporation (Anadarko), as successor to Resources after its acquisition in 2000, that an indemnification agreement between Resources and the Corporation obligates Anadarko to indemnify us for all damages, costs, and expenses related to the complaint.

Item 4. Submission of Matters to a Vote of Security Holders

Omitted in accordance with General Instruction I of Form 10-K.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

As of the date of filing this Report, we had the following amounts of capital stock issued and outstanding: 7,130 shares of Common Stock, par value $10.00 per share (our Common Stock); 620 shares of Class A Stock, par value $10.00 per share (our Class A Stock); 4,829 Mandatorily Redeemable Preference Shares (Series A), initial par value $10,000 per share. All of our Common Stock and our Class A Stock, which constitutes all of the voting capital stock, is owned by the Corporation or a wholly-owned subsidiary of the Corporation, and all of the Mandatorily Redeemable Preference Shares, which are non-voting stock, are owned by the Federal Railroad Administration. Accordingly, there is no market for our capital stock.

Our Board of Directors restricted the availability of retained earnings for payment of dividends by $131 million. This represents (a) the amount by which the estimated fair value of our investment in certain subsidiaries, as determined by our Board of Directors, exceeded the net book value of such investment, which was transferred to the Corporation by means of a dividend in June 1971 ($110 million) and (b) the amount by which the fair market value exceeded the book value of certain investment securities, which were transferred to the Corporation by means of a dividend in November 1972 ($21 million).

Our Class A Stock is entitled to a cash dividend whenever a dividend is declared on the Common Stock, in an amount which equals 8 percent of the sum of the dividends on both the Class A Stock and the Common Stock. Dividends on our Common Stock, which are paid on a quarterly basis, totaled $289 million, $287 million, and $231 million in 2005, 2004, and 2003 respectively. Dividends paid on our Class A Stock were $25 million in both 2005 and 2004, and $20 million in 2003.

Item 6. Selected Financial Data

Omitted in accordance with General Instruction I of Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Omitted in accordance with General Instruction I of Form 10-K. In lieu thereof, a narrative analysis is presented.

MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and applicable notes to the Financial Statements and Supplementary Data, Item 8, and other information in this report, including Risk Factors set forth in Item 1A and Critical Accounting Policies and Cautionary Information at the end of this Item 7.

RESULTS OF OPERATIONS

Operating Revenue

Millions of Dollars	2005	2004	2003	% Change 2005 v 2004	% Change 2004 v 2003
Commodity revenue	$12,957	$11,692	$11,041	11%	6%
Other revenue	588	488	468	20	4
Total	$13,545	$12,180	$11,509	11%	6%

Operating revenue includes commodity revenue and other revenue. Other revenue consists primarily of revenue earned by our subsidiaries, revenue from our commuter rail operations, and accessorial revenue, which we earn when customers retain equipment owned or controlled by the Company. We recognize commodity revenue on a percentage-of-completion basis as freight moves from origin to destination. We allocate commodity revenue between reporting periods based on the relative transit time in each reporting period with expenses recognized as incurred. We recognize other revenue as service is performed or contractual obligations are met.

Commodity revenue improved in all six business groups during 2005, with double-digit growth in the agricultural, industrial products, and intermodal commodity groups. Fuel surcharges, price increases, and index-

based contract escalators, which are formulas in our shipping contracts that correlate price adjustments to certain economic indexes, all contributed to higher average revenue per car (ARC). In 2005, our fuel surcharge programs generated $1 billion in commodity revenue, which represents approximately 74% of the additional expense incurred above the base fuel price for our fuel surcharge programs (currently, $0.75 per gallon). Although volume grew 1% for the year, the severe weather and maintenance and restoration on the SPRB Joint Line constrained volume growth.

The commodity revenue increase in 2004 was driven by growth in the industrial products, intermodal and chemical groups. Fuel surcharges, price increases, and index-based contract escalators contributed to the increase in ARC. In 2004, our fuel surcharge programs generated $330 million in commodity revenue, which represented 52% of the additional expense incurred above the base fuel price of $0.75 per gallon. ARC improved 3% to $1,236, while revenue carloads increased 2%.

Subsidiary and accessorial revenue increased other revenue in 2005, mainly driven by higher volumes. In addition, we generated higher subsidiary revenue due to the acquisition of our joint venture partner’s interest in Bay Pacific Financial L.L.C. (Bay Pacific), an intermodal equipment leasing entity. Passenger and subsidiary revenue increased other revenue in 2004, although accessorial revenue declined.

The following tables summarize the year-over-year changes in commodity revenue, revenue carloads, and average revenue per car by commodity type.

Commodity Revenue in Millions of Dollars	2005	2004	2003	% Change 2005 v 2004	% Change 2004 v 2003
Agricultural	$1,971	$1,675	$1,578	18%	6%
Automotive	1,273	1,235	1,216	3	2
Chemicals	1,850	1,719	1,589	8	8
Energy	2,578	2,404	2,412	7	-
Industrial Products	2,819	2,419	2,180	17	11
Intermodal	2,466	2,240	2,066	10	8
Total	$12,957	$11,692	$11,041	11%	6%

Revenue Carloads in Thousands	2005	2004	2003	% Change 2005 v 2004	% Change 2004 v 2003
Agricultural	883	883	883	-%	-%
Automotive	797	826	820	(4)	1
Chemicals	913	935	888	(2)	5
Energy	2,178	2,172	2,187	-	(1)
Industrial Products	1,509	1,515	1,478	-	2
Intermodal	3,264	3,127	2,983	4	5
Total	9,544	9,458	9,239	1%	2%

Average Revenue per Car	2005	2004	2003	% Change 2005 v 2004	% Change 2004 v 2003
Agricultural	$2,233	$1,895	$1,786	18%	6%
Automotive	1,598	1,496	1,484	7	1
Chemicals	2,026	1,839	1,788	10	3
Energy	1,184	1,107	1,103	7	-
Industrial Products	1,868	1,597	1,476	17	8
Intermodal	755	716	693	5	3
Total	$1,358	$1,236	$1,195	10%	3%

Agricultural – Price increases and fuel surcharges increased agricultural commodity revenue in 2005. Total carloads did not increase from 2004. Carloads of grain products increased during 2005 as we shipped more dry feed ingredients to Mexico and more corn to ethanol producers. Higher demand for ethanol reflects the impact of energy demand, rising crude oil prices, and limited capacity of domestic refineries. Reduced carloadings of sugar beets partially offset the gains. Declining carloads of feed grain and reduced shipments of wheat both contributed to lower whole grain shipments. ARC improvement in 2005 resulted from price increases, fuel surcharges, and the positive impact of a larger percentage of carloads with longer average lengths of haul.

Increased demand for dry feed ingredients and domestic feed grains drove the improvement in 2004. Export corn and soybean shipments also posted revenue gains from rising demand for shipments to the PNW. Revenue also increased through additional shipments of export wheat to Mexico and Gulf ports. ARC grew due to a higher percentage of shipments with longer average lengths of haul, as well as price increases and fuel surcharges.

Automotive – Revenue increased in 2005 primarily due to fuel surcharges and price increases, which also drove ARC improvement. Carloads decreased due to lower shipments of domestically manufactured finished vehicles and automobile parts and materials, reflecting continued weakness in this sector.

Increased volume of both finished vehicles, primarily from international shippers, and automotive materials shipments drove revenue growth in 2004. This growth was partially offset by a decline in shipments for domestic manufacturers due to lower production levels and weaker sales. ARC improved slightly in 2004 due to fuel surcharges and the favorable impact of more shipments with longer average lengths of haul.

Chemicals – Price increases, fuel surcharges, and higher shipments of potash from Canada to Portland via the Eastport, Idaho, gateway for overseas export drove revenue growth in 2005. Declines in liquid and dry chemicals, plastics, and petroleum shipments, in part due to the business interruptions caused by Hurricane Rita, reduced volume. In addition, liquid and dry chemical shipments and plastic shipments were lower due to a weak export market, plant closures for maintenance, and the impact of an agreement with the BNSF for access to certain facilities in the Bayport, Texas area. ARC improved for the year due to price increases and fuel surcharges.

In 2004, liquid and dry chemical shipments, led by intermediate chemicals and caustic soda, rose due to overall economic activity. Shipments of soda ash, or sodium carbonate, which is an important raw material for manufacturing, increased due to strong demand in domestic and export markets. An improved economy and a stronger export market led to volume and revenue growth for plastics. Overall, ARC improved due to longer average lengths of haul, increased shipments of high-ARC soda ash, and the positive effects of price increases and fuel surcharges.

Energy – Revenue growth in 2005 reflects higher prices, fuel surcharges, and index-based contract escalators. Although volume grew in the first quarter, carloads for the year were flat as a result of the maintenance and restoration work on the SPRB Joint Line during the second, third, and fourth quarters, the impact of Hurricane Rita, the Kansas washouts, and temporary outages at mines in Colorado and Utah during the fourth quarter. ARC was higher due to price increases, higher fuel surcharges, and index-based contract escalators.

In 2004, overall volume dropped slightly compared to record levels set in 2003; however, coal originating in Colorado increased 9% due to strong demand for this high-BTU coal. Price increases and fuel surcharges drove ARC improvements, which were offset by the impact of additional shorter lengths of haul shipments.

Industrial Products – Price increases and fuel surcharges generated revenue growth in 2005. In particular, lumber shipments contributed to this growth due to solid pricing gains and fuel surcharges. Revenue from stone shipments increased revenue from construction products due to strong construction demand, larger train sizes, and improved car cycle times. Car cycle time is defined as the amount of time that a car spends on our system measured from the origin of the loaded or empty move until arrival at final destination. Overall carloads were flat compared to 2004. Partially offsetting substantial volume growth of stone shipments were reduced paper moves, primarily newsprint and fiber, and fewer shipments of government materials, steel, and cement, resulting from softening markets, cement shortages in certain markets, and higher inventories. Price increases and fuel surcharges drove ARC increases.

Growth in lumber, steel, and non-metallic minerals led to higher revenue in 2004. Demand for lumber was driven by higher housing starts and low interest rates. Steel shipments increased as strong global demand limited imports and spurred demand for domestic steel. ARC improved due to price increases, fuel surcharges, and more high-ARC lumber moves.

Intermodal – Revenue in 2005 improved due to strong imports, primarily from China and the rest of Asia. However, business interruptions during the first quarter of 2005 due to the West Coast storm limited full year revenue growth. ARC improved due to price increases, fuel surcharges, and index-based contract escalators.

Overall economic conditions and an increase in imports from the Far East improved revenue in 2004. Fuel surcharges and price increases contributed to ARC growth.

Mexico Business – Each commodity group discussed above includes revenue from shipments to and from Mexico, which increased 15% to $1.1 billion in 2005 compared to 2004. Revenue growth resulted primarily from price increases and fuel surcharges. Carloads were flat versus 2004, as fewer auto parts, energy, and intermodal shipments offset higher agricultural and industrial shipments.

In 2004, revenue grew 9% to $970 million, resulting from increased volume in the industrial products, intermodal, chemical, and automotive business groups, particularly cement, newsprint and wood fiber, liquid and dry chemicals, soda ash, and automotive materials. Revenue generated from agricultural shipments also improved due to higher wheat exports and beer imports. Lower export shipments of corn and feed grains, as well as reduced energy carloads, partially offset the increases.

Operating Expenses

Millions of Dollars	2005	2004	2003	% Change 2005 v 2004	% Change 2004 v 2003
Salaries, wages, and employee benefits	$4,310	$4,104	$3,803	5%	8%
Fuel and utilities	2,562	1,816	1,341	41	35
Equipment and other rents	1,400	1,370	1,218	2	12
Depreciation	1,173	1,108	1,063	6	4
Materials and supplies	546	487	413	12	18
Casualty costs	408	690	411	(41)	68
Purchased services and other costs	1,354	1,307	1,118	4	17
Total	$11,753	$10,882	$9,367	8%	16%

Operating expenses increased $871 million in 2005 versus 2004. Excluding the asbestos charge of $247 million (pre-tax) in 2004, operating expenses increased $1.1 billion, or 11%. Significantly higher locomotive fuel prices accounted for $740 million of this increase (our fuel surcharge programs helped offset these expenses in the form of higher revenue). Inflation in wages, benefits, materials, and services, as well as a larger workforce, resulted in most of the additional increase. Also driving higher operating expenses were increased contract services and clean-up and restoration costs associated with the West Coast storm in January.

Higher fuel prices, the asbestos charge of $247 million (pre-tax), higher crew and asset utilization costs resulting from slower network velocity, and volume-related costs all contributed to higher operating expenses in 2004. Expenses were also negatively impacted by wage and benefit inflation, training expenses associated with hiring additional trainmen, increased depreciation expense, and higher casualty costs. A jury verdict upheld against the Company in 2004 for a 1998 crossing accident and a derailment in San Antonio, Texas, increased casualty costs. Slower network velocity and service difficulties, and increased hiring and training efforts added approximately $300 million in operating expenses during 2004.

Salaries, Wages, and Employee Benefits – Several factors drove higher employment expenses in 2005. General wage and benefit inflation continued to increase expenses, reflecting higher salaries and wages and the year-over-year impact of higher healthcare and other benefits costs. We also incurred higher expenses for management bonuses in 2005, as executive bonuses were not awarded for 2004 and bonuses for the professional workforce were significantly reduced. A 3% increase in our workforce and higher demand during the year also contributed to the increases. Additionally, labor expenses, in the form of higher train crew costs and labor incurred for repair and clean-up activities, increased due to the hurricanes in the third quarter and the West Coast storm in the first quarter. Reduced severance and relocation costs, increased network efficiency, and reduced training expenses partially offset these increases. Transferring various support personnel to Omaha, Nebraska, resulted in higher severance and relocation costs in 2004.

The increase in 2004 also resulted from a number of factors, including higher wages and training expenses associated with hiring additional trainmen, increased crew costs due to slower network velocity, inflation, volume-related expenses, and severance and relocation costs. Because we did not award executive bonuses for 2004, lower performance-based compensation expense for management partially offset these increases. Lower protection costs also offset these increased expenses. Protection cost represents the differential payment when the wage earned for active employment is lower than an employee’s “protected” rate of pay. The STB mandates protected rates for employees adversely affected by a merger, and collective bargaining agreements with our labor unions also establish these rates. Finally, a smaller non-transportation workforce yielded cost savings during the year.

Fuel and Utilities

Millions of Dollars	2005	2004	2003	% Change 2005 v 2004	% Change 2004 v 2003
Locomotive fuel expense	$2,393	$1,684	$1,221	42%	38%
Fuel surcharge revenue	1,017	330	112	208	195

Fuel and utilities include locomotive fuel, utilities other than telephone, and gasoline and other fuels. Higher diesel fuel prices, which averaged $1.77 per gallon (including taxes and transportation costs) in 2005 compared to $1.22 per gallon in 2004, increased expenses by $740 million. A 1% increase in gross ton-miles resulted in $8 million of additional expenses. We offset $39 million of these increases with a 2% improvement in our consumption rate in 2005 versus 2004. We had no fuel hedges in place during 2005, and have none in place for 2006. Gasoline, utilities, and propane expenses increased $37 million in 2005 versus 2004 due to higher prices.

The increase in 2004 compared to 2003 was driven by higher diesel fuel prices, which averaged $1.22 per gallon and $0.92 per gallon in 2004 and 2003, respectively (including taxes and transportation costs), and higher gallons consumed. Higher fuel prices contributed $416 million to the increase; however, we recovered approximately 52% of these costs through our fuel surcharge programs, which were included in operating revenues. The increase in gross ton-miles in 2004 drove consumption higher, resulting in an additional $24 million in fuel expense for the year. We hedged approximately 9% of our fuel usage in 2004, which decreased fuel costs by $14 million. Gasoline, utilities, and propane expenses increased $13 million in 2004 due to higher prices.

Equipment and Other Rents – Equipment and other rents includes primarily rental expense the Company pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; other specialty equipment leases; and office and other rentals. In 2005, the number of leased locomotives and freight cars increased, resulting in additional lease expenses. Higher carloads also increased 2005 expenses. Improved car-cycle times partially offset these increases reflecting increased network efficiency, which lowered our short-term freight car rental expense.

Expenses increased in 2004 due to carload volume growth and longer car cycle times, resulting in higher expenses for locomotive and car rentals. Higher locomotive expense included additional costs associated with leasing short-term, or surge, locomotive power, which is more costly than long-term locomotive leases, and the increased leasing of new locomotives.

Depreciation – The majority of depreciation relates to track structure, including rail, ties, and other track material. A higher depreciable asset base, reflecting higher capital spending in recent years, increased our depreciation expense in 2005 and 2004.

Materials and Supplies – Materials used to maintain our lines, structures, and equipment are the principal components of materials and supplies expense. This expense item also includes small tools, office supplies, other materials, and the costs of freight services to ship our supplies and materials. During 2005, materials and supplies expense increased, primarily due to locomotive and freight car maintenance. We used more repair materials to maintain a larger fleet of locomotives, including a growing number of units not covered by warranties. Additionally, we incurred higher costs for car wheel sets, traction motors, and lube oil. Conversely, we incurred lower freight charges for shipping our materials and stationary and office supplies.

We incurred higher expenses in 2004 due to increased use of locomotive repair materials required to maintain a larger fleet that includes older units not covered by warranties. We also performed more freight car repairs, incurred higher materials costs, and experienced increased freight charges for shipment of our material.

Casualty Costs – Personal injury expense, freight and property damage, insurance, and environmental costs are the primary components of casualty costs. Casualty costs in 2005 were lower than the previous year primarily due to higher expenses incurred in 2004 for an asbestos charge, a costly derailment near San Antonio, and a large jury verdict – affirmed in 2004 – for a 1998 crossing accident. Lower freight and property damage expense and lower costs for destruction of foreign or leased equipment also reduced casualty costs. Conversely, we incurred higher insurance costs and increased costs for third-party personal injuries related to long-term environmental exposures.

In 2004, costs rose due to the asbestos charge of $247 million (pre-tax), a costly derailment near San Antonio, and a large jury verdict - affirmed in 2004 - for a 1998 crossing accident. Partially offsetting these increases were lower insurance expenses and reduced personal injury expense, which resulted from lower than anticipated settlement costs and fewer employee injuries in 2004 than previously assumed.

Purchased Services and Other Costs – Purchased services and other costs include the costs of services purchased from outside contractors, state and local taxes, net costs of operating facilities jointly used by the Company and other railroads, transportation and lodging for train crew employees, trucking and contracting costs for intermodal containers, leased automobile maintenance expenses, telephone and cellular phone expense, employee travel expense, and computer and other general expenses. Expenses decreased in 2005 versus 2004 because we incurred higher relocation costs associated with moving support personnel to Omaha, Nebraska during 2004. In 2005, we experienced higher volume-related costs for freight car and locomotive contract maintenance and crew transportation and lodging. Although our intermodal carloadings increased over 4% in 2005, costs for trucking services provided by intermodal carriers remained flat as we substantially reduced expenses associated with network inefficiencies. Higher diesel fuel prices increased sales and use taxes in 2005, which resulted in higher state and local taxes. Other contract services increased in 2005. The 2005 January West Coast storm and Hurricanes Katrina and Rita also contributed to higher expenses in 2005 (net of insurance reimbursements received).

In 2004, higher locomotive contract maintenance services, state and local taxes, and relocation costs drove expenses higher. In addition, we incurred increased trucking expenses for intermodal carriers and crew transportation costs due to slower network velocity and additional volume.

Non-Operating Items

Millions of Dollars	2005	2004	2003	% Change 2005 v 2004	% Change 2004 v 2003
Other income	$137	$72	$119	90%	(39)%
Interest expense	(492)	(492)	(492)	-	-
Income taxes	(401)	(261)	(629)	54	(59)

Other Income – Other income increased in 2005 largely as a result of higher gains from real estate sales partially offset by higher expenses due to rising interest rates associated with our sale of receivables program.

Interest Expense – Weighted-average debt levels were $6.6 billion, $6.5 billion, and $6.6 billion in 2005, 2004, and 2003, respectively. Our effective interest rate was 7.5% in 2005, 7.6% in 2004, and 7.5% in 2003.

Income Taxes – Income taxes were greater in 2005 due to higher 2005 pre-tax income; this increase was partially offset by a previously reported reduction in income tax expense. In our quarterly report on Form 10-Q for the quarter ended June 30, 2005, we reported that the Company had undertaken an analysis of the impact that final settlements of tax liabilities for pre-1995 tax years with the Internal Revenue Service (IRS) had on previously recorded estimates of deferred tax assets and liabilities. The completed analysis of the final settlements for pre-1995 tax years, along with IRS Examination Reports for tax years 1995 through 2002 were considered, among other things, in a review and re-evaluation of the Company’s estimated deferred tax assets and liabilities as of September 30, 2005, resulting in an income tax expense reduction of $123 million in 2005.

Income tax expense decreased in 2004, driven by lower pre-tax income; a reduction in the deferred state income tax liability primarily attributable to relocating support operations to Omaha, Nebraska; state income tax credits earned in connection with the new headquarters building in Omaha; and an increase in foreign tax credits resulting from the passage of the American Jobs Creation Act of 2004.

OTHER MATTERS

Intercompany Relationship with UPC – At December 31, 2005 and 2004, we had $782 million and $783 million working capital deficit balances, respectively, relating to UPC’s management of our cash position. As part of UPC’s cash management activities, we advance excess cash (cash available after satisfying all of our obligations and paying dividends to UPC) to UPC. We declare and pay dividends to UPC that typically approximate the dividends UPC declares to its shareholders; however, there is no formal requirement to do so. The dividend declaration between us and UPC is determined solely by our Board of Directors. To the extent we require additional cash for use in our operations, UPC makes such funds available to us for borrowing. We treat these transactions as intercompany borrowings in the Consolidated Statements of Financial Position.

The majority of our intercompany borrowings from UPC relate to the acquisitions of the Chicago and North Western Transportation Company and Southern Pacific Rail Corporation that were funded by UPC on our behalf. We assumed these acquisition costs in the form of intercompany borrowings from UPC. The intercompany borrowings accrue interest at an annual rate of 7.5%, which may be adjusted from time to time, and are payable on demand. We do not expect to be required by UPC to pay back the intercompany borrowings within the next 12 months. There are no restrictions on the amount we are able to borrow from UPC. Intercompany borrowings are unsecured and rank equally with all of our other unsecured indebtedness.

UPC provides us with various services, including strategic planning, legal, treasury, accounting, auditing, insurance, human resources, and corporate affairs. Pursuant to a services agreement, UPC provides services to us, and we pay our share of the costs as determined by an independent review. Billings for these services were $54 million and $60 million for the years ended December 31, 2005 and 2004, respectively.

Ratio of Earnings to Fixed Charges – For the years ended December 31, 2005 and 2004, our ratio of earnings to fixed charges was 3.0 and 2.2, respectively. Earnings represent income before cumulative effect of accounting change, less equity earnings net of distributions, plus fixed charges and income taxes. Fixed charges represent interest charges, amortization of debt discount, and the estimated amount representing the interest portion of rental charges.

Inflation – The cumulative effect of long periods of inflation significantly increases asset replacement costs for capital-intensive companies. As a result, assuming that we replace all operating assets at current price levels, depreciation charges (on an inflation-adjusted basis) would be substantially greater than historically reported amounts.

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

Sensitivity Analyses – The sensitivity analyses that follow illustrate the economic effect that hypothetical changes in interest rates could have on our results of operations and financial condition. These hypothetical changes do not consider other factors that could impact actual results.

We manage our overall exposure to fluctuations in interest rates by adjusting the proportion of fixed and floating rate debt instruments within our debt portfolio over a given period. We generally manage the mix of fixed and floating rate debt through the issuance of targeted amounts of each as debt matures or as we require incremental borrowings. In addition, we also obtain flexibility in managing interest costs and the interest rate mix within our debt portfolio by evaluating the issuance of and managing outstanding callable fixed-rate debt securities.

At December 31, 2005 and 2004, we had variable-rate debt representing less than 1% of our total debt. If variable interest rates average one percentage point higher in 2006 than our December 31, 2005 variable rate, which was approximately 5%, our interest expense would increase by less than $1 million. If variable interest rates averaged one percentage point higher in 2005 than our December 31, 2004 variable rate, which was approximately 3%, our interest expense would have increased by less than $1 million. These amounts were determined by considering the impact of the hypothetical interest rates on the balances of our variable-rate debt at December 31, 2005 and 2004, respectively.

Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a hypothetical one percentage point decrease in interest rates as of December 31, 2005, and amounts to approximately $166 million at December 31, 2005. Market risk resulting from a hypothetical one percentage point decrease in interest rates as of December 31, 2004, amounted to approximately $185 million at December 31, 2004. We estimated the fair values of our fixed-rate debt by considering the impact of the hypothetical interest rates on quoted market prices and current borrowing rates.

Interest Rate Cash Flow Hedges – We report changes in the fair value of cash flow hedges in accumulated other comprehensive income until the hedged item affects earnings.

In 2004, we entered into treasury lock transactions. which are accounted for as cash flow hedges. These treasury lock transactions resulted in a payment of $11 million that is being amortized on a straight-line basis over 10 years, ending September 30, 2014. The unamortized portion of the payment is recorded as a $6 million after-tax reduction to common shareholders’ equity as part of accumulated other comprehensive loss at December 31, 2005. As of December 31, 2005 and 2004, we had no interest rate cash flow hedges outstanding.

Fuel Cash Flow Hedges – Fuel costs are a significant portion of our total operating expenses. In 2005 and 2004, our primary means of mitigating the impact of adverse fuel price changes was our fuel surcharge programs. However, we may use swaps, collars, futures and/or forward contracts to further mitigate the impact of adverse fuel price changes. We hedged 120 million gallons of fuel during 2004 using collars with average cap, floor, and ceiling prices of $0.74, $0.64, and $0.86 per gallon, respectively. At December 31, 2004, there were no fuel hedges outstanding, and we did not have any fuel hedges in place during 2005.

Accounting Pronouncements – In December 2004, the FASB issued Statement No. 123(R), Share-Based Payment. The statement requires that we recognize compensation expense equal to the fair value of stock options or other share-based payments starting January 1, 2006. We adopted the statement on a modified prospective basis, using the Black-Scholes option-pricing model to calculate the fair value of stock options. We expect that the incremental, full-year compensation expense in 2006 related to the adoption of the statement will be approximately $8 million for new awards granted after January 1, 2006 and an additional $2 million for the unvested portion of awards granted in prior years. The expense for awards granted after implementation of the statement will be based upon their grant-date fair value. The expense for those awards will be based on the estimated number of awards that are expected to vest. That estimate will be revised if subsequent information indicates that the actual number of awards to vest will differ from the estimate. The estimate does not materially impact our calculation of compensation expense.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143 (FIN 47). This interpretation clarifies that the term conditional asset retirement obligations, as used in FASB Statement No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement, or both, are conditional on a future event that may or may not be within the control of the entity. An entity must recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. We assessed the impact of the interpretation on our financial statements, determined that we have a legal obligation to properly dispose of asbestos-containing materials, and recorded a $5 million liability at December 31, 2005, for the fair value of this obligation.

In May 2005, the FASB issued FAS 154, Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. It carries forward without change the previous guidance for reporting the correction of an error and a change in accounting estimate. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In July 2005, the FASB issued an exposure draft, Accounting for Uncertain Tax Positions, an Interpretation of FASB Statement No. 109. As drafted, the interpretation would require companies to recognize the best estimate of the impact of a tax position only if that position is probable of being sustained during a tax audit. However, in November 2005 the FASB voted to replace the probable threshold with a more-likely-than-not criterion when determining if the impact of a tax position should be recorded. The FASB expects to issue a final interpretation in the first quarter of 2006. When it is available, we will review the final interpretation to determine the impact it may have on our Consolidated Financial Statements.

In December 2005, the FASB deliberated issues relating to the limited-scope, first phase of its project to reconsider the accounting for postretirement benefits, including pensions. The FASB decided that the objectives and scope of this phase include, among other items, recognizing the overfunded or underfunded status of defined benefit postretirement plans as an asset or a liability in the statement of financial position. The FASB expects to issue an exposure draft for the initial phase in the first quarter of 2006. In the second multi-year phase of the project, the FASB expects to comprehensively consider a variety of issues related to the accounting for postretirement benefits, including expense recognition, obligation measurement, and whether postretirement benefit trusts should be consolidated by the plan sponsor. We will review the proposed standards when they are available to determine the impact they may have on our Consolidated Financial Statements.

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

CRITICAL ACCOUNTING POLICIES

Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The following critical accounting policies are a subset of our significant accounting policies described in the notes to the Financial Statements and Supplementary Data, Item 8. These critical accounting policies affect significant areas of our financial statements and involve judgment and estimates. If these estimates differ significantly from actual results, the impact on our Consolidated Financial Statements may be material.

Asbestos – We are a defendant in a number of lawsuits in which current and former employees allege exposure to asbestos. Additionally, we have received claims for asbestos exposure that have not been litigated. A liability for resolving both asserted and unasserted asbestos-related claims through 2034 has been estimated and recorded. During 2004, we engaged a third-party with extensive experience in estimating resolution costs for asbestos-related claims to assist us in assessing our potential liability. The liability for resolving both asserted and unasserted claims was based on the following assumptions:

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

At December 31, 2005 and 2004, $311 million and $324 million, respectively, was classified as liabilities on the Consolidated Statement of Financial Position, of which $16 million and $17 million, respectively, was classified as current accrued casualty costs. Approximately 16% of the recorded liability related to asserted claims and approximately 84% related to unasserted claims. These claims are expected to be paid out over the next 29 years. We have insurance coverage for a portion of the costs incurred to resolve asbestos-related claims, and we have recognized an asset for estimated insurance recoveries.

Our asbestos-related claims activity was as follows:

Claims Activity	2005	2004	2003
Open claims, beginning balance	2,316	2,560	1,541
New claims	741	474	1,612
Settled or dismissed claims	(622)	(718)	(593)
Open claims, ending balance at December 31	2,435	2,316	2,560

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

Additionally, we have a legal obligation to properly dispose of asbestos-containing materials. The estimated fair value of this obligation is $5 million at December 31, 2005, which is recorded as a liability on the Consolidated Statements of Financial Position pursuant to FIN 47.

Environmental – We are subject to federal, state, and local environmental laws and regulations. We identified 370 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 43 sites that are the subject of actions taken by the U.S. government, 23 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

When we identify an environmental issue with respect to property owned, leased, or otherwise used in the conduct of our business, we and our consultants perform environmental assessments on the property. We expense the cost of the assessments as incurred. We accrue the cost of remediation where our obligation is probable and we can reasonably estimate such costs. We do not discount our environmental liabilities when the timing of the anticipated cash payments is not fixed or readily determinable.

Environmental expenses for the years ended December 31, 2005, 2004, and 2003 were $45 million, $46 million, and $26 million, respectively. As of December 31, 2005 and 2004, we had a liability of $213 million and $201 million, respectively, accrued for future environmental costs, of which $46 million and $50 million, respectively, were recorded in current liabilities as accrued casualty costs. The liability includes future costs for remediation and restoration of sites, as well as ongoing monitoring costs, but excludes any anticipated recoveries from third parties. Cost estimates are based on information available for each site, financial viability of other potentially responsible parties, and existing technology, laws, and regulations. The ultimate liability for remediation is difficult to determine because of the number of potentially responsible parties involved, site-specific cost sharing arrangements with other potentially responsible parties, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites, and the speculative nature of remediation costs. Current obligations are not expected to have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

Personal Injury – The cost of personal injuries to employees and others related to our activities is charged to expense based on estimates of the ultimate cost and number of incidents each year. We use third-party actuaries to assist us with measuring the expense and liability, including unasserted claims. The Federal Employers’ Liability Act (FELA) governs compensation for work-related accidents. Under FELA, damages are assessed based on a finding of fault through litigation or out-of-court settlements. We offer a comprehensive variety of services and rehabilitation programs for employees who are injured at work. Annual expenses for personal injury-related events were $245 million in 2005, $288 million in 2004, and $250 million in 2003. As of December 31, 2005 and 2004, we had accrued liabilities of $614 million and $637 million for future personal injury costs, respectively, of which $272 million was recorded in current liabilities as accrued casualty costs in both years. Estimates can vary over time due to evolving trends in litigation.

Our personal injury claims activity was as follows:

Claims Activity	2005	2004	2003
Open claims, beginning balance	4,028	4,085	4,116
New claims	4,584	4,366	4,494
Settled or dismissed claims	(4,415)	(4,423)	(4,525)
Open claims, ending balance at December 31	4,197	4,028	4,085

Depreciation – The railroad industry is capital intensive. Properties are carried at cost. Provisions for depreciation are computed principally on the straight-line method based on estimated service lives of depreciable property. The lives are calculated using a separate composite annual percentage rate for each depreciable property group, based on the results of a depreciation study. We are required to submit a report on depreciation studies and proposed depreciation rates every three years for equipment property and every six years for road property to the STB for review and approval. The cost (net of salvage) of depreciable railroad property retired or replaced in the ordinary course of business is charged to accumulated depreciation, and no gain or loss is recognized. A gain or loss is recognized in other income for all other property upon disposition because the gain or loss is not part of rail operations. The cost of internally developed software is capitalized and amortized over a five-year period. An obsolescence review of capitalized software is performed on a periodic basis.

Capital spending in recent years has increased the total value of our depreciable assets. Cash capital spending totaled $2.2 billion for the year ended December 31, 2005. In 2003, we implemented depreciation studies, approved by the STB, resulting in lower depreciation expense of $50 million for the year ended December 31, 2003, due to a reduction in depreciation rates for certain track assets (effective January 1, 2003), partially offset by increased rates for locomotives and other assets (effective July 1, 2003). For the year ended December 31, 2005, depreciation expense was $1.2 billion. Various methods are used to estimate useful lives for each group of depreciable property. Due to the capital intensive nature of the business and the large base of depreciable assets, variances to those estimates could have a material effect on our Consolidated Financial Statements. If the estimated useful lives of all depreciable assets were increased by one year, annual depreciation expense would decrease by approximately $40 million. If the estimated useful lives of all assets to be depreciated were decreased by one year, annual depreciation expense would increase by approximately $43 million.

Income Taxes – As required under Financial Accounting Standards Board (FASB) Statement No. 109, Accounting for Income Taxes, we account for income taxes by recording taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. These expected future tax consequences are measured based on provisions of tax law as currently enacted; the effects of future changes in tax laws are not anticipated. Future tax law changes, such as a change in the corporate tax rate, could have a material impact on our financial condition or results of operations. For example, a 1% increase in the federal income tax rate would increase our deferred tax liability by approximately $240 million.

When appropriate, we record a valuation allowance against deferred tax assets to offset future tax benefits that may not be realized. In determining whether a valuation allowance is appropriate, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based in part on management’s judgments regarding the best available evidence about future events. Based on that analysis, we have recorded a valuation allowance of $5 million and $10 million against certain deferred tax assets as of December 31, 2005 and 2004, respectively.

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

The following tables present the key assumptions used to measure pension and OPEB expense for 2005 and the estimated impact on 2005 pension and OPEB expense relative to a change in those assumptions:

Assumptions	Pension	OPEB
Discount rate	6.00%	6.00%
Expected return on plan assets	8.00%	N/A
Healthcare cost trend rate:
Current	N/A	11.00%
Level in 2010	N/A	5.00%

Sensitivities	Increase in Expense
Millions of Dollars	Pension	OPEB
0.25% decrease in discount rate	$ 5	$ 1
0.25% decrease in expected return on plan assets	$ 4	N/A
1% increase in healthcare cost trend rate	N/A	$ 13

CAUTIONARY INFORMATION

Certain statements in this report, and statements in other material filed or to be filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us), are, or will be, forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements include, without limitation, statements regarding: expectations as to operational or service improvements; statements concerning expectations of the effectiveness of steps taken or to be taken to improve operations, service, or to stabilize the rail system, infrastructure improvements, transportation plan modifications, and management of customer traffic on the system to meet demand; expectations as to cost savings, revenue growth, and earnings; the time by which certain objectives will be achieved; statements or information concerning projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, future economic performance, and general economic conditions; statements of management’s goals and objectives; proposed new products and services; estimates of costs relating to environmental remediation and restoration; expectations that claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on our consolidated financial condition, results of operations, or liquidity and any other similar expressions concerning matters that are not historical facts.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times that, or by which, such performance or results will be achieved, including expectations as to improvement of operational, service, and network fluidity improvements. Forward-looking information is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements.

The following important factors, in addition to those discussed in Risk Factors in Item 1A, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements:

•

whether we are successful in implementing our financial and operational initiatives, including gaining new customers, retaining existing ones, increasing prices for our services, and containing operating costs;

•

whether we are successful in improving network operations and service by improving infrastructure; reviewing, assessing, and, as necessary, redesigning our transportation plan; managing network volume, and undertaking other efficiency and productivity initiatives;

•

claims and litigation, including those related to environmental contamination, personal injuries, and occupational illnesses arising from hearing loss, repetitive motion, and exposure to asbestos and diesel fumes;

•	legislative and regulatory developments, including possible legislation to re-regulate the rail industry;

•	any adverse economic or operational repercussions related to the transportation of hazardous materials, which we are required to transport under federal law;

•	natural events such as severe weather, fire, hurricanes, floods, earthquakes, or other disruptions of our operating systems, structures, and equipment;

•	the impact of ongoing track maintenance and restoration in the SPRB;

•	changes in fuel prices, including price increases caused by the effects of severe weather, other events, or disruptions of domestic refining capacity;

•	material adverse changes in economic and industry conditions, both within the United States and globally;

•	adverse economic conditions affecting customer demand and the industries and geographic areas that produce and consume commodities we carry;

•	transportation industry competition, conditions, performance, and consolidation;

•

changes in labor costs, including healthcare cost increases, and labor difficulties, including stoppages affecting either our operations or our customers’ abilities to deliver goods to us for shipment;

•	legislative, regulatory, or legal developments involving taxation, including new federal or state income tax rates, revisions of controlling authority, and tax claims and litigation;

•	changes in securities and capital markets; and

•	terrorist activities, or other similar events, and any governmental response thereto; war or risk of war.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Information concerning market risk sensitive instruments is set forth under Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Matters, Item 7.

****************************************

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Union Pacific Railroad Company, its Directors, and Shareholders:

We have audited the accompanying consolidated statements of financial position of Union Pacific Railroad Company (an indirect wholly-owned subsidiary of Union Pacific Corporation) and Consolidated Subsidiary Companies (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in common shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the consolidated financial statement schedule listed in the Table of Contents at Part IV, Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Union Pacific Railroad Company and Consolidated Subsidiary Companies at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 13 to the consolidated financial statements, the Company changed its method of accounting for asset retirement obligations in 2003.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Omaha, Nebraska

February 17, 2006

CONSOLIDATED STATEMENTS OF INCOME

Union Pacific Railroad Company and Consolidated Subsidiary Companies

Millions of Dollars, for the Years Ended December 31,	2005	2004	2003
Operating revenues	$13,545	$12,180	$11,509
Operating expenses:
Salaries, wages, and employee benefits	4,310	4,104	3,803
Fuel and utilities	2,562	1,816	1,341
Equipment and other rents	1,400	1,370	1,218
Depreciation	1,173	1,108	1,063
Materials and supplies	546	487	413
Casualty costs	408	690	411
Purchased services and other costs	1,354	1,307	1,118
Total operating expenses	11,753	10,882	9,367
Operating income	1,792	1,298	2,142
Other income	137	72	119
Interest expense	(492)	(492)	(492)
Income before income taxes	1,437	878	1,769
Income taxes	(401)	(261)	(629)
Income before cumulative effect of accounting change	1,036	617	1,140
Cumulative effect of accounting change, net of income tax expense of $167	-	-	274
Net income	$1,036	$617	$1,414

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

Union Pacific Railroad Company and Consolidated Subsidiary Companies

Millions of Dollars, as of December 31,	2005	2004
Assets
Current assets:
Cash and cash equivalents	$403	$236
Accounts receivable, net	666	524
Materials and supplies	331	309
Current deferred income taxes	288	284
Other current assets	144	179
Total current assets	1,832	1,532
Investments:
Investments in and advances to affiliated companies	789	742
Other investments	17	25
Total investments	806	767
Properties:
Road	33,812	31,948
Equipment	7,675	7,733
Other	182	200
Total cost	41,669	39,881
Accumulated depreciation	(9,711)	(8,884)
Net properties	31,958	30,997
Other assets	465	466
Total assets	$35,061	$33,762
Liabilities and Common Shareholders’ Equity
Current liabilities:
Accounts payable	$779	$586
Accrued wages and vacation	408	375
Accrued casualty costs	403	410
Income and other taxes	241	208
Third-party debt due within one year	146	150
Equipment rents payable	130	130
Other current liabilities	507	456
Total current liabilities	2,614	2,315
Intercompany borrowings from UPC	5,083	4,689
Third-party debt due after one year	1,597	1,743
Deferred income taxes	9,457	9,450
Accrued casualty costs	876	884
Retiree benefits obligation	855	885
Other long-term liabilities	602	545
Mandatorily redeemable preference shares	11	14
Commitments and contingencies (See note 10)
Total liabilities	21,095	20,525
Common shareholders’ equity:
Common stock, par value $10.00 per share, 9,200 shares authorized, 4,465 shares outstanding	-	-
Class A stock, par value $10.00 per share, 800 shares authorized, 388 shares outstanding	-	-
Paid-in-surplus	4,782	4,782
Retained earnings	9,414	8,692
Accumulated other comprehensive loss	(230)	(237)
Total common shareholders’ equity	13,966	13,237
Total liabilities and common shareholders’ equity	$35,061	$33,762

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Union Pacific Railroad Company and Consolidated Subsidiary Companies

Millions of Dollars, for the Years Ended December 31,	2005	2004	2003
Operating Activities
Net income	$1,036	$617	$1,414
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	-	-	(274)
Depreciation	1,173	1,108	1,063
Deferred income taxes	47	338	378
Net gain from asset sales	(135)	(69)	(84)
Other, net	(30)	90	(462)
Changes in current assets and liabilities, net	186	4	123
Cash provided by operating activities	2,277	2,088	2,158
Investing Activities
Capital investments	(2,168)	(1,875)	(1,749)
Proceeds from asset sales	185	135	150
Other investing activities, net	(62)	(1)	105
Cash used in investing activities	(2,045)	(1,741)	(1,494)
Financing Activities
Dividends paid to parent	(314)	(312)	(251)
Debt repaid	(145)	(269)	(279)
Intercompany borrowings (payments)	394	316	(92)
Other financing activities, net	-	-	2
Cash used in financing activities	(65)	(265)	(620)
Net change in cash and cash equivalents	167	82	44
Cash and cash equivalents at beginning of year	236	154	110
Cash and cash equivalents at end of year	$403	$236	$154
Changes in Current Assets and Liabilities, Net of Acquisition
Accounts receivable, net	$(134)	$(44)	$56
Materials and supplies	(22)	(42)	10
Other current assets	39	2	8
Accounts, wages and vacation payable	226	100	83
Other current liabilities	77	(14)	(34)
Total	$186	$2	$123
Supplemental cash flow information:
Non-cash transactions:
Non-cash investing activity, capital lease financings	$-	$-	$188
Cash (paid) received during the year for:
Interest	$(502)	$(498)	$(490)
Income taxes, net	(310)	14	(204)

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS’ EQUITY

Union Pacific Railroad Company and Consolidated Subsidiary Companies

							Accumulated Other Comprehensive Income/(Loss)
Millions of Dollars	Common Shares	Class A Shares	Common Stock	Class A Stock	Paid-in- Surplus	Retained Earnings	Minimum Pension Liability Adj.	Foreign Currency Trans. Adj.	Derivative Adj.	Total
Balance at Jan. 1, 2003	4,465	388	$-	$-	$4,782	$7,224	$(148)	$ (9)	$ 7	$11,856
Comprehensive income/(loss):
Net income			-	-	-	1,414	-	-	-	1,414
Other comp. income/(loss) [a]			-	-	-	-	39	(9)	(4)	26
Total comprehensive income/(loss)			-	-	-	1,414	39	(9)	(4)	1,440
Dividends declared	-	-	-	-	-	(251)	-	-	-	(251)
Balance at Dec. 31, 2003	4,465	388	$-	$-	$4,782	$8,387	$(109)	$(18)	$ 3	$13,045
Comprehensive income/(loss):
Net income			-	-	-	617	-	-	-	617
Other comp. income/(loss) [a]			-	-	-	-	(103)	-	(10)	(113)
Total comprehensive income/(loss)			-	-	-	617	(103)	-	(10)	504
Dividends declared	-	-	-	-	-	(312)	-	-	-	(312)
Balance at Dec. 31, 2004	4,465	388	$-	$-	$4,782	$8,692	$(212)	$(18)	$(7)	$13,237
Comprehensive income/(loss):
Net income			-	-	-	1,036	-	-	-	1,036
Other comp. income/(loss) [a]			-	-	-	-	1	5	1	7
Total comprehensive income/(loss)			-	-	-	1,036	1	5	1	1,043
Dividends declared	-	-	-	-	-	(314)	-	-	-	(314)
Balance at Dec. 31, 2005	4,465	388	$-	$-	$4,782	$9,414	$(211)	$(13)	$(6)	$13,966

[a] Net of tax of $5, $(69), and $16 in 2005, 2004, and 2003, respectively.

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Union Pacific Railroad Company and Consolidated Subsidiary Companies

For purposes of this report, unless the context otherwise requires, all references herein to the “Company”, “we”, “us”, and “our” mean Union Pacific Railroad Company and Consolidated Subsidiary Companies.

Significant Accounting Policies

Principles of Consolidation – The Consolidated Financial Statements include the accounts of Union Pacific Railroad Company, a Delaware corporation, and all of its subsidiaries (collectively, the Company, UPRR, or the Railroad). The Company is an indirect wholly-owned subsidiary of Union Pacific Corporation, a Utah corporation (the Corporation or UPC). Investments in affiliated companies (20% to 50% owned) are accounted for using the equity method of accounting. All significant intercompany transactions are eliminated. We evaluate our less than majority-owned investments for consolidation pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46 (Revised 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46(R)). The Company adopted the provisions of FIN 46(R) in June of 2003. We currently have no less than majority-owned investments that require consolidation under FIN 46(R).

Cash and Cash Equivalents – Cash equivalents consist of investments with original maturities of three months or less.

Materials and Supplies – Materials and supplies are carried at the lower of average cost or market.

Property and Depreciation – Properties are carried at cost. Provisions for depreciation are computed principally on the straight-line method based on estimated service lives of depreciable property. The cost (net of salvage) of depreciable rail property retired or replaced in the ordinary course of business is charged to accumulated depreciation, and no gain or loss is recognized. A gain or loss is recognized in other income for all other property upon disposition because the gain or loss is not part of rail operations. The cost of internally developed software is capitalized and amortized over a five-year period. An obsolescence review of capitalized software is performed on a periodic basis.

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

Revenue Recognition – We recognize commodity revenues on a percentage-of-completion basis as freight moves from origin to destination. The allocation of revenue between reporting periods is based on the relative transit time in each reporting period with expenses recognized as incurred. Other revenue is recognized as service is performed or contractual obligations are met.

Translation of Foreign Currency– Our portion of the assets and liabilities related to foreign investments are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average rates of exchange prevailing during the year. Unrealized adjustments are reflected within shareholders’ equity as accumulated other comprehensive income or loss.

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

Stock-Based Compensation – We participate in UPC’s stock incentive programs. At December 31, 2005, the Corporation had several stock-based employee compensation plans, which are described more fully in note 9 of the Consolidated Financial Statements. We have accounted for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation expense related to stock option grants is reflected in net income, as all options granted under those plans had a grant price equal to the market value of UPC’s common stock on the date of grant. Stock-based compensation expense related to retention shares, stock units, and other incentive plans is reflected in net income. The following table illustrates the effect on net income if we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS 123), to stock-based employee compensation. See note 12 to the Consolidated Financial Statements for discussion of FASB Statement No. 123 (R), Share-Based Payment (FAS 123(R)), related to the treatment of stock options.

	Year Ended December 31,
Millions of Dollars	2005	2004	2003
Net income, as reported	$1,036	$617	$1,414
Stock-based employee compensation expense included in reported net income, net of tax	6	8	17
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax [a]	(30)	(23)	(31)
Pro forma net income	$1,012	$602	$1,400

[a]

Stock options for executives granted in 2003 and 2002 included a reload feature. This reload feature allowed executives to exercise their options using shares of Union Pacific Corporation common stock that they already owned and obtain a new grant of options in the amount of the shares used for exercise plus any shares withheld for tax purposes. The reload feature of these option grants could only be exercised if the price of UPC’s common stock increased at least 20% from the price at the time of the reload grant. During the year ended December 31, 2005, reload option grants represented $12 million of the pro forma expense noted above. There were no reload options exercised during 2004 or 2003 and no pro forma expense for reload option grants in 2004 or 2003. Stock options exercised after the January 1, 2006 effective date of FAS 123(R) will not be eligible for the reload feature.

Use of Estimates – Our Consolidated Financial Statements include estimates and assumptions regarding certain assets, liabilities, revenues, and expenses and the disclosure of certain contingent assets and liabilities. Actual future results may differ from such estimates.

Income Taxes – As required under FASB Statement No. 109, Accounting for Income Taxes, we account for income taxes by recording taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. These expected future tax consequences are measured based on provisions of tax law as currently enacted; the effects of future changes in tax laws are not anticipated. Future tax law changes, such as a change in the corporate tax rate, could have a material impact on our financial condition or results of operations.

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

Personal Injury – The cost of injuries to employees and others on our property is charged to expense based on estimates of the ultimate cost and number of incidents each year. We use third-party actuaries to assist us in properly measuring the expense and liability. Legal fees are expensed as incurred.

Environmental – When environmental issues have been identified with respect to property currently or formerly owned, leased, or otherwise used in the conduct of our business, we and our consultants perform environmental assessments on such property. We expense the cost of the assessments as incurred. We accrue the cost of remediation where our obligation is probable and such costs can be reasonably estimated. We do not discount our environmental liabilities when the timing of the anticipated cash payments is not fixed or readily determinable. Legal fees are expensed as incurred.

Asbestos – We estimate a liability for asserted and unasserted asbestos-related claims based on an assessment of the number and value of those claims. We use an external consulting firm to assist us in properly measuring the expense and liability. Our liability for asbestos-related claims is not discounted to present value due to the uncertainty surrounding the timing of future payments. Legal fees are expensed as incurred.

Differences in Securities and Exchange Commission (SEC) and Surface Transportation Board (STB) Accounting – STB accounting rules require that railroads accrue the cost of removing track structure over the expected useful life of these assets. Railroads historically used this prescribed accounting for reports filed with both the STB and SEC. In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations (FAS 143). This statement was effective for us beginning January 1, 2003, and prohibits the accrual of removal costs unless there is a legal obligation to remove the track structure at the end of its life. We concluded that we did not have a legal obligation to remove the track structure, and under generally accepted accounting principles we could not accrue the cost of removal in advance. As a result, reports filed with the SEC reflect the expense of removing these assets in the period in which they are removed.

Change in Presentation – Certain prior year amounts have been reclassified to conform to the 2005 Consolidated Financial Statement presentation. These reclassifications were not material, individually or in aggregate.

1. Operations and Segmentation

We are a Class I railroad operating in the United States. Our operating results include Southern Pacific Rail Corporation, which we acquired in October 1996. During 1997, we acquired an ownership interest in a consortium that was granted a 50-year concession to operate the Pacific-North and Chihuahua Pacific lines in Mexico. We made an additional investment in the consortium in 1999 and currently hold a 26% ownership interest. We have one reportable operating segment. Although revenue is analyzed by commodity, we analyze the net financial results as one segment due to the integrated nature of the rail network.

We have 32,426 route miles linking Pacific Coast and Gulf Coast ports with the Midwest and eastern United States gateways and providing several corridors to key Mexican gateways. We serve the western two-thirds of the country and maintain coordinated schedules with other rail carriers for the handling of freight to and from the Atlantic Coast, the Pacific Coast, the Southeast, the Southwest, Canada, and Mexico. Export and import traffic is moved through Gulf Coast and Pacific Coast ports and across the Mexican and Canadian borders. Our freight is comprised of six commodity groups (percent of total commodity revenues for the year ended December 31, 2005: agricultural (15%), automotive (10%), chemicals (14%), energy (20%), industrial products (22%), and intermodal (19%)).

2. Transactions with Affiliates

At December 31, 2005 and 2004, we had $782 million and $783 million working capital deficit balances, respectively, relating to UPC’s management of our cash position. As part of UPC’s cash management activities, we advance excess cash (cash available after satisfying all of our obligations and paying dividends to UPC) to UPC. We declare and pay dividends to UPC that typically approximate the dividends UPC declares to its shareholders; however, there is no formal requirement to do so. The dividend declaration between us and UPC is determined solely by our Board of Directors. To the extent we require additional cash for use in our operations, UPC makes such funds available to us for borrowing. We treat these transactions as intercompany borrowings in the Consolidated Statements of Financial Position.

The majority of our intercompany borrowings from UPC relate to the acquisitions of the Chicago and North Western Transportation Company and Southern Pacific Rail Corporation which were funded by UPC on our behalf. We assumed these acquisition costs in the form of intercompany borrowings from UPC. The intercompany borrowings accrue interest at an annual rate of 7.5%, which may be adjusted from time to time, and are payable on demand. We do not expect to be required by UPC to pay back the intercompany borrowings within the next 12 months. There are no restrictions on the amount we are able to borrow from UPC. Intercompany borrowings are unsecured and rank equally with all of our other unsecured indebtedness.

UPC provides us with various services, including strategic planning, legal, treasury, accounting, auditing, insurance, human resources, and corporate affairs. Pursuant to a services agreement, UPC provides services to us, and we pay our share of the costs as determined by an independent review. Billings for these services were $54 million and $60 million for the years ended December 31, 2005 and 2004, respectively.

3. Financial Instruments

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

Interest Rate Cash Flow Hedges – We report changes in the fair value of cash flow hedges in accumulated other comprehensive income until the hedged item affects earnings.

In 2004, we entered into treasury lock transactions, which are accounted for as cash flow hedges. These treasury lock transactions resulted in a payment of $11 million that is being amortized on a straight-line basis over 10 years, ending September 30, 2014. The unamortized portion of the payment is recorded as a $6 million after-tax reduction to common shareholders’ equity as part of accumulated other comprehensive loss at December 31, 2005. As of December 31, 2005 and 2004, we had no interest rate cash flow hedges outstanding.

Fuel Cash Flow Hedges – Fuel costs are a significant portion of our total operating expenses. In 2005 and 2004, our primary means of mitigating the impact of adverse fuel price changes has been our fuel surcharge programs. However, we may use swaps, collars, futures and/or forward contracts to further mitigate the impact of adverse fuel price changes. We hedged 120 million gallons of fuel during 2004 using collars with average cap, floor, and ceiling prices of $0.74, $0.64, and $0.86 per gallon, respectively. Our use of fuel hedges decreased fuel expense by $14 million in 2004 and $28 million in 2003. We did not have any fuel hedges in place during 2005 and at December 31, 2004 there were no fuel hedges outstanding.

Fair Value of Debt Instruments – The fair value of our short- and long-term debt was estimated using quoted market prices, where available, or current borrowing rates. At December 31, 2005 and 2004, the fair value of total debt exceeded the carrying value by approximately $170 million and $230 million, respectively. At December 31, 2005 and 2004, approximately $169 million of fixed-rate debt securities contained call provisions that allowed us to retire the debt instruments prior to final maturity, with the payment of fixed call premiums, or in certain cases, at par.

Sale of Receivables – We transfer most of our accounts receivable to Union Pacific Receivables, Inc. (UPRI), a bankruptcy-remote subsidiary, as part of a sale of receivables facility. UPRI sells, without recourse, an undivided interest in such accounts receivable to investors. The total capacity to sell undivided interests to investors under the facility was $600 million at December 31, 2005. The value of the outstanding undivided interest held by investors under the facility was $600 million and $590 million at December 31, 2005 and 2004, respectively. The value of the outstanding undivided interest held by investors is not included in our Consolidated Financial Statements. The value of the undivided interest held by investors was supported by $1,226 million and $1,089 million of accounts receivable held by UPRI at December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004, the value of the interest retained by UPRI was $626 million and $499 million, respectively. This retained interest is included in accounts receivable in our Consolidated Financial Statements. The interest sold to investors is sold at carrying value, which approximates fair value, and there is no gain or loss recognized from the transaction.

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

We have been designated to service the sold receivables; however, no servicing asset or liability has been recognized as the servicing fees adequately compensate us for our responsibilities. We collected approximately $13.4 billion and $12.2 billion during the years ended December 31, 2005 and 2004, respectively. UPRI used such proceeds to purchase new receivables under the facility.

The costs of the sale of receivables program are included in other income and were $23 million, $11 million, and $10 million for 2005, 2004, and 2003, respectively. The costs include interest, program fees paid to banks, commercial paper issuance costs, and fees for unused commitment availability.

The investors have no recourse to our other assets except for customary warranty and indemnity claims. Our creditors have no recourse to the assets of UPRI. In August 2005, the sale of receivables program was renewed for an additional 364-day period without any significant changes in terms.

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

Components of income tax expense were as follows for the years ended December 31:

Millions of Dollars	2005	2004	2003
Current income tax expense (benefit):
Federal	$313	$(79)	$208
State	41	2	43
Total current income tax expense (benefit)	354	(77)	251
Deferred income tax expense (benefit):
Federal	40	387	396
State	7	(49)	(18)
Total deferred income tax expense (benefit)	47	338	378
Total	$401	$261	$629

For the years ended December 31, reconciliation between statutory and effective tax rates is as follows:

Percentages	2005	2004	2003
Federal statutory tax rate	35.0%	35.0%	35.0%
State statutory rates, net of federal benefits	2.9	2.9	2.9
Deferred tax adjustments	(8.5)	(2.8)	(0.7)
Tax credits	(1.2)	(5.5)	(1.5)
Other	(0.3)	0.1	(0.1)
Effective tax rate	27.9%	29.7%	35.6%

Deferred income tax liabilities (assets) were comprised of the following at December 31:

Millions of Dollars	2005	2004
Net current deferred income tax asset	$(288)	$(284)
Property	9,216	9,061
State taxes, net	590	584
Other	(349)	(195)
Net long-term deferred income tax liability	9,457	9,450
Net deferred income tax liability	$9,169	$9,166

All federal income tax years prior to 1995 are closed. Federal income tax liabilities for tax years 1986 through 1994 have been resolved. Interest calculations for these years are in process and may take several years to resolve with the Internal Revenue Service (IRS). The IRS has begun its examination of the Corporation’s federal income tax returns for tax years 2003 and 2004, and has completed its examinations and issued notices of deficiency for tax years 1995 through 2002. As previously reported, among their proposed adjustments is the disallowance of tax deductions claimed in connection with certain donations of property. In the fourth quarter of 2005, the IRS National Office issued a Technical Advice Memorandum that left unresolved whether the deductions were proper, pending further factual development by the IRS Examination Team. We continue to dispute the donation issue, as well as many of the other proposed adjustments, and will contest the associated tax deficiencies through the IRS Appeals process, and, if necessary, litigation.

As reported in the Company’s Forms 10-Q for quarters ended June 30, 2005, and September 30, 2005, the final settlements for pre-1995 tax years, along with the IRS Examination Reports for tax years 1995 through 2002, among other things, were considered in a review and re-evaluation of the Company’s estimated deferred tax assets and liabilities. This review resulted in a reduction of deferred income tax liabilities and income tax expense of $123 million in the third quarter of 2005.

The Company believes it has adequately reserved for federal and state income taxes, and does not expect that resolution of these examinations will have a material adverse effect on its operating results, financial condition, or liquidity.

5. Debt

Other than intercompany borrowings, the majority of our debt is publicly held. The intercompany borrowings accrue interest at an annual rate of 7.5%, which may be adjusted from time to time, and are payable on demand. We do not expect to be required by UPC to pay back the intercompany borrowings within the next 12 months. There are no restrictions on the amount we are able to borrow from UPC. Intercompany borrowings are unsecured and rank equally with all of our other unsecured indebtedness. Total debt as of December 31, 2005 and 2004 is summarized below:

Millions of Dollars	2005	2004
Intercompany borrowings from UPC, 7.5%	$5,083	$4,689
Capitalized leases, 4.7% to 9.3% due through 2026	1,318	1,416
Equipment obligations, 6.5% to 10.2% due through 2019	270	313
Notes and debentures, 2.0% to 5.0% due through 2054	120	122
Mortgage bonds, 4.8% due through 2030	60	60
Tax-exempt financings, 4.7% to 5.1% due through 2015	41	43
Unamortized discount	(66)	(61)
Total debt	6,826	6,582
Less current portion	(146)	(150)
Total long-term debt	$6,680	$6,432

Debt Maturities – Aggregate debt maturities, excluding intercompany borrowings, as of December 31, 2005, are as follows:

Millions of Dollars
2006	$146
2007	135
2008	131
2009	131
2010	117
Thereafter	1,083
Total debt	$1,743

Mortgaged Properties – Equipment with a carrying value of approximately $3.0 billion and $3.3 billion at December 31, 2005 and 2004, respectively, serves as collateral for capital leases and other types of equipment obligations in accordance with the secured financing arrangements utilized to acquire such railroad equipment.

As a result of the merger of Missouri Pacific Railroad Company (MPRR) with and into the Company on January 1, 1997, and pursuant to the underlying indentures for the MPRR mortgage bonds, we must maintain the same value of assets after the merger in order to comply with the security requirements of the mortgage bonds. As of the merger date, the value of the MPRR assets that secured the mortgage bonds was approximately $6.0 billion. In accordance with the terms on the indentures, this collateral value must be maintained during the entire term of the mortgage bonds irrespective of the outstanding balance of such bonds.

Income-Based Securities – We have certain debt instruments which contain provisions that limit the payment of interest, require sinking fund installments, and impose certain restrictions in the event that all interest is not paid based upon available income levels. Other debt instruments contain provisions that may impose restrictions on the Company’s ability to declare dividends on certain classes of capital stock (note 8).

6. Leases

We lease certain locomotives, freight cars, and other property. Future minimum lease payments for operating and capital leases with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2005 were as follows:

Millions of Dollars	Operating Leases	Capital Leases
2006	$ 612	$ 199
2007	513	179
2008	448	172
2009	403	167
2010	358	147
Later Years	2,588	1,236
Total minimum lease payments	$4,922	$2,100
Amount representing interest	N/A	(782)
Present value of minimum lease payments	N/A	$1,318

Rent expense for operating leases with terms exceeding one month was $727 million in 2005, $650 million in 2004, and $583 million in 2003. When rental payments are not made on a straight-line basis, we recognize rental expense on a straight-line basis over the lease term. Contingent rentals and sub-rentals are not significant.

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

See note 12 to the Consolidated Financial Statements for discussion of the FASB’s project to reconsider the accounting for postretirement benefits, including pensions.

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

	Pension		OPEB
Millions of Dollars	2005	2004	2005	2004
Projected benefit obligation at beginning of year	$2,058	$1,804	$453	$543
Service cost	28	30	4	5
Interest cost	115	120	25	31
Plan amendments	-	-	(42)	(52)
Actuarial loss (gain)	(18)	219	70	(34)
Gross benefits paid	(118)	(115)	(34)	(40)
Projected benefit obligation at end of year	$2,065	$2,058	$476	$453

Assets – Plan assets are measured at fair value. Changes in the fair value of our plan assets are as follows for the years ended December 31:

	Pension		OPEB
Millions of Dollars	2005	2004	2005	2004
Fair value of plan assets at beginning of year	$1,693	$1,520	$-	$-
Actual return on plan assets	123	180	-	-
Voluntary funded pension plan contributions	-	100	-	-
Unfunded plan benefit payments	9	8	34	40
Gross benefits paid	(118)	(115)	(34)	(40)
Fair value of plan assets at end of year	$1,707	$1,693	$-	$-

Funded Status – The funded status represents the difference between the PBO and the fair value of the plan assets. Below is a reconciliation of the funded status of the benefit plans to the net amounts recognized for the years ended December 31:

	Pension		OPEB
Millions of Dollars	2005	2004	2005	2004
Funded status at end of year	$(358)	$(365)	$(476)	$(453)
Unrecognized net actuarial loss	362	373	194	133
Unrecognized prior service cost (credit)	31	39	(156)	(144)
Net amounts recognized at end of year	$35	$47	$(438)	$(464)

Amounts Recorded in Consolidated Statement of Financial Position – The net amounts represent the amounts previously accrued by us for pension and OPEB costs. The following table presents the amounts recognized in the Consolidated Statements of Financial Position at December 31:

	Pension		OPEB
Millions of Dollars	2005	2004	2005	2004
Prepaid benefit cost	$122	$127	$-	$-
Accrued benefit cost	(86)	(80)	(438)	(464)
Additional minimum liability	(369)	(380)	-	-
Intangible assets	31	38	-	-
Accumulated other comprehensive income	337	342	-	-
Net amounts recognized at end of year	$35	$47	$(438)	$(464)

At December 31, 2005 and 2004, $42 million and $43 million, respectively, of the total pension and other postretirement liabilities were classified as current.

Underfunded Accumulated Benefit Obligation – The accumulated benefit obligation is the present value of benefits earned to date, assuming no future salary growth. The underfunded accumulated benefit obligation represents the difference between the accumulated benefit obligation and the fair value of plan assets. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of the fair value of the plan assets were as follows for the years ended December 31:

Millions of Dollars	2005	2004
Projected benefit obligation	$(2,044)	$(2,042)
Accumulated benefit obligation	$(2,026)	$(2,014)
Fair value of plan assets	1,685	1,674
Underfunded accumulated benefit obligation	$(341)	$(340)

The accumulated benefit obligation for all defined benefit pension plans was $2 billion at both December 31, 2005 and 2004.

Assumptions – The weighted-average actuarial assumptions used to determine benefit obligations at December 31:

	Pension			OPEB
Percentages	2005	2004	2003	2005	2004	2003
Discount rate	5.75%	6.0%	6.5%	5.75%	6.0%	6.5%
Salary increase	2.75	3.0	3.5	N/A	N/A	N/A
Healthcare cost trend rate:
Current	N/A	N/A	N/A	10.0	11.0	9.0
Level in 2010	N/A	N/A	N/A	5.0	5.0	5.0

Expense

Both pension and OPEB expense are determined based upon the annual service cost of benefits (the actuarial cost of benefits earned during a period) and the interest cost on those liabilities, less the expected return on plan assets. The expected long-term rate of return on plan assets is applied to a calculated value of plan assets that recognizes changes in fair value over a five-year period. This practice is intended to reduce year-to-year volatility in pension expense, but it can have the effect of delaying the recognition of differences between actual returns on assets and expected returns based on long-term rate of return assumptions. The expected rate of return on assets was 8% for both 2005 and 2004. Differences in actual experience in relation to assumptions are not recognized immediately, but are deferred and, if necessary, amortized as pension or OPEB expense.

The components of our net periodic pension and other postretirement costs were as follows for the years ended December 31:

	Pension			OPEB
Millions of Dollars	2005	2004	2003	2005	2004	2003
Service cost	$28	$30	$27	$4	$5	$7
Interest cost	115	120	113	25	31	35
Expected return on plan assets	(134)	(137)	(133)	-	-	-
Amortization of:
Transition obligation	-	(2)	(2)	-	-	-
Prior service cost (credit)	7	8	9	(30)	(24)	(15)
Actuarial loss	5	3	1	14	18	16
Total net periodic benefit cost	$21	$22	$15	$13	$30	$43

Assumptions – The weighted-average actuarial assumptions used to determine expense were as follows for the years ended December 31:

	Pension			OPEB
Percentages	2005	2004	2003	2005	2004	2003
Discount rate	6.00%	6.50%	6.75%	6.00%	6.50%	6.75%
Expected return on plan assets	8.00	8.00	8.00	N/A	N/A	N/A
Salary increase	3.00	3.50	3.75	N/A	N/A	N/A
Healthcare cost trend rate:
Current	N/A	N/A	N/A	11.00	9.00	10.00
Level in 2010	N/A	N/A	N/A	5.00	5.00	5.00

The discount rate is based on a hypothetical portfolio of high quality bonds with cash flows matching the plans’ expected benefit payments. The expected return on plan assets is based on the asset allocation mix and the historical return, taking into account current and expected market conditions. The actual return on pension plan assets, net of fees, was approximately 7% in 2005, compared to 12% in 2004. The historical annualized ten-year rate of return on plan assets is approximately 9%.

Assumed healthcare cost trend rates have a significant effect on the expense and liabilities reported for healthcare plans. The healthcare cost trend rate is based on historical rates and expected market conditions. A one-percentage point change in the expected healthcare cost trend rates would have the following effects on OPEB:

Millions of Dollars	One % pt. Increase	One % pt. Decrease
Effect on total service and interest cost components	$ 6	$ (5)
Effect on accumulated benefit obligation	90	(74)

Equity Adjustment

An additional minimum pension liability adjustment is required when the accumulated benefit obligation exceeds the fair value of the plan assets, and that difference exceeds the net pension liability recognized in the Consolidated Statements of Financial Position. The liability was recorded as a $211 million and $212 million after-tax reduction to common shareholders’ equity as part of accumulated other comprehensive loss in 2005 and 2004, respectively.

The equity reduction may be restored to the balance sheet in future periods if the fair value of plan assets exceeds the accumulated benefit obligations. This reduction to equity does not affect net income or cash flow and has no impact on compliance with debt covenants.

Cash Contributions

The following table details the cash contributions for the years ended December 31, 2005 and 2004, and the expected contributions for 2006:

	Pension
Millions of Dollars	Funded	Unfunded	OPEB
2004	$100	$ 8	$40
2005	-	9	34
2006	50	10	32

The policy with respect to funding the qualified plans is to fund at least the minimum required by the Employee Retirement Income Security Act of 1974, as amended, and not more than the maximum amount deductible for tax purposes. There are currently no minimum funding requirements under applicable employee benefit and tax laws. All contributions made to the funded pension plans for 2004 were voluntary and were made with cash generated from operations. In January 2006, we made a $50 million voluntary contribution to the funded pension plan. No further contributions are expected during 2006.

All benefit payments for other postretirement benefits are voluntary, as the postretirement plans are not funded, and are not subject to any minimum regulatory funding requirements. Benefit payments for each year represent claims paid for medical and life insurance, and we anticipate the 2006 OPEB payments will be made from cash generated from operations.

Benefit Payments

The following table details expected benefit payments for the years 2006 though 2015:

Millions of Dollars	Pension	OPEB
2006	$117	$ 32
2007	119	34
2008	121	35
2009	125	37
2010	129	38
Years 2011 – 2015	724	192

Asset Allocation Strategy

The pension plan asset allocation at December 31, 2005 and 2004, and target allocation for 2006, are as follows:

	Target Allocation	Percentage of Plan Assets December 31,
Asset Category	2006	2005	2004
Equity securities	65% to 75%	75%	73%
Debt securities	20% to 30%	24	27
Real estate	2% to 8%	1	-
Total	100%	100%	100%

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

The majority of the plan’s assets are invested in equity securities, because equity portfolios have historically provided higher returns than debt and other asset classes over extended time horizons, and are expected to do so in the future. Correspondingly, equity investments also entail greater risks than other investments. The risk of loss in the plan’s equity portfolio is mitigated by investing in a broad range of equity types. Equity diversification includes large-capitalization and small-capitalization companies, growth-oriented and value-oriented investments, and U.S. and non-U.S. securities.

Equity risks are further balanced by investing a significant portion of the plan’s assets in high quality debt securities. The average quality rating of the debt portfolio exceeded AA as of December 31, 2005 and 2004. The debt portfolio is also broadly diversified and invested primarily in U.S. Treasury, mortgage, and corporate securities with an intermediate average maturity. The weighted-average maturity of the debt portfolio was 6.5 years and 6.3 years at December 31, 2005 and 2004, respectively.

The investment of pension plan assets in UPC’s securities is specifically prohibited for both the equity and debt portfolios, other than through index fund holdings.

Other Retirement Programs

Thrift Plan – The Corporation provides a defined contribution plan (thrift plan) to eligible non-union employees and we make matching contributions to the thrift plan. We match 50 cents for each dollar contributed by employees up to the first six percent of compensation contributed. Our thrift plan contributions were $12 million in both 2005, and 2004, and $11 million in 2003.

Railroad Retirement System – All of our employees are covered by the Railroad Retirement System (the System). Contributions made to the System are expensed as incurred and amounted to approximately $595 million in 2005, $569 million in 2004, and $562 million in 2003.

Collective Bargaining Agreements – Under collective bargaining agreements, we provide certain postretirement healthcare and life insurance benefits for eligible union employees. Premiums under the plans are expensed as incurred and amounted to $41 million in 2005, $30 million in 2004, and $27 million in 2003.

8. Capital Stock and Dividend Restrictions

Our Board of Directors has restricted the availability of retained earnings for payment of dividends by $131 million. This represents (a) the amount by which the estimated fair value of our investment in certain subsidiaries, as determined by our Board of Directors, exceeded the net book value of such investment, which was transferred to the Corporation by means of a dividend in June 1971 ($110 million) and (b) the amount by which the fair market value exceeded the book value of certain investment securities which were transferred to the Corporation by means of a dividend in November 1972 ($21 million).

Our capital structure consists of Class A Stock, Common Stock, and Mandatorily Redeemable Preference Shares (Series A). The Class A Stock is entitled to a cash dividend whenever a dividend is declared on the Common Stock, in an amount which equals 8 percent of the sum of the dividends on both the Class A Stock and the Common Stock. All of our Common Stock and our Class A Stock, which constitutes all of the voting capital stock, is owned by the Corporation or a wholly-owned subsidiary of the Corporation, and all of the Mandatorily Redeemable Preference Shares, which are non-voting stock, are owned by the Federal Railroad Administration. Accordingly, there is no market for our capital stock.

The number of shares shown in the Statements of Changes in Common Shareholders’ Equity in the Consolidated Financial Statements, Item 8, excludes 2,665 shares of Common Stock and 232 shares of Class A Stock owned by Southern Pacific Rail Corporation, whose results are included in the Consolidated Financial Statements.

9. Stock Options and Other Stock Plans

We participate in the Corporation’s stock incentive plans. There are 1,880,118 options outstanding under the 1993 Stock Option and Retention Stock Plan of Union Pacific Corporation (1993 Plan). The Corporation no longer grants options or awards of restricted stock or retention shares and units under this plan.

The UP Shares Stock Option Plan of Union Pacific Corporation (UP Shares Plan) was approved by UPC’s Board of Directors on April 30, 1998. The UP Shares Plan reserved 12,000,000 shares of the Corporation’s common stock for issuance. The UP Shares Plan was a broad-based option program that granted options to purchase 200 shares of the Corporation’s common stock at $55.00 per share to eligible active employees on April 30, 1998. All options granted were non-qualified options that became exercisable on May 1, 2001, and remain exercisable until April 30, 2008. If an optionee’s employment terminates for any reason, the option remains exercisable for a period of one year after the date of termination, but no option is exercisable after April 30, 2008. No further options may be granted under the UP Shares Plan. As of December 31, 2005, there were 2,084,281 options outstanding for our participants under the UP Shares Plan.

The Corporation adopted the Executive Stock Purchase Incentive Plan (ESPIP), effective October 1, 1999, in order to encourage and facilitate ownership of UPC common stock by officers and other key executives of the Corporation and its subsidiaries. Under the ESPIP, participants purchased a total of 1,008,000 shares of the Corporation’s common stock with the proceeds of 6.02% interest-bearing, full recourse loans from the Corporation. Loans totaled $47 million and had a final maturity date of January 31, 2006. Deferred cash payments were to be awarded to the participants to repay interest and the loan principal if certain performance and retention criteria were met within a 40-month period ending January 31, 2003. Following satisfaction of the various performance criteria during the term of the ESPIP and continued employment with the Corporation through January 31, 2003, participants received a deferred cash payment equal to two-thirds of the outstanding principal balance of their loan plus the net accrued interest on January 31, 2003. Such payments were applied against the participants’ outstanding loan balance pursuant to the terms of the ESPIP. The remaining loan balances were repaid in three equal installments on January 31, 2004, January 31, 2005, and January 31, 2006. At December 31, 2005 and 2004, the total outstanding balance of the remaining loans was $0.4 million and $1 million, respectively. All remaining loan balances were repaid as of January 31, 2006.

The Union Pacific Corporation 2001 Stock Incentive Plan (2001 Plan) was approved by the shareholders in April 2001. The 2001 Plan reserved 12,000,000 shares of the Corporation’s common stock for issuance to eligible employees of the Corporation and its subsidiaries in the form of non-qualified options, incentive stock options, retention shares, stock units, and incentive bonus awards. Non-employee directors are not eligible for awards under the 2001 Plan. As of December 31, 2005, 3,219,258 options and 510,985 retention shares and stock units were outstanding under the 2001 Plan for our participants under the plan.

The Union Pacific Corporation 2004 Stock Incentive Plan (2004 Plan) was approved by shareholders in April 2004. The 2004 Plan reserved 21,000,000 shares of the Corporation’s common stock for issuance, plus any shares subject to awards made under the 2001 Plan and the 1993 Plan that were outstanding on April 16, 2004, and became available for regrant pursuant to the terms of the 2004 Plan. Under the 2004 Plan, non-qualified options, stock appreciation rights, retention shares, stock units, and incentive bonus awards may be granted to eligible employees of the Corporation and its subsidiaries. Non-employee directors are not eligible for awards under the 2004 Plan. As of December 31, 2005, 1,520,500 options and 113,800 retention shares and stock units were outstanding under the 2004 Plan for our participants under the plan.

In January 2006, the Corporation’s Board of Directors approved a new Long Term Plan (LTP). Participants were awarded stock units subject to the attainment of certain performance targets and continued employment through January 31, 2009. The LTP performance criteria used to determine the number of stock units that will be earned during the 37-month performance period is annual return on invested capital (ROIC), calculated by the Compensation and Benefits Committee of the Board of Directors, which may be adjusted to reflect the effect of special transactions or events such as significant gains on the sale of real estate, tax adjustments, accounting changes or reclassifications. At the end of year one of the performance period, a participant may earn up to one-third of the target number of stock units granted to him or her based on the first year of ROIC performance achieved. At the end of year two, the participant may earn additional stock units up to a total of two-thirds of the target number of stock units granted to him or her based on the average of the first two years of ROIC performance achieved. During year three of the performance period, the participant may earn up to 200% of the target number of stock units granted to him or her based on the average of all three years of ROIC performance achieved. Stock units that are earned under the LTP will be paid out in shares of the Corporation’s common stock.

Pursuant to the above plans, 19,303,495; 21,571,309; and 6,899,211 shares of Corporation’s common stock were available for grant at December 31, 2005, 2004, and 2003, respectively.

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

	Year Ended December 31,
	2005		2004		2003
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding, beginning of year	12,472,059	$55.75	13,071,058	$54.06	16,069,140	$53.40
Granted	2,892,083	64.95	1,379,250	65.00	1,487,050	55.98
Exercised	(6,465,419)	55.30	(1,598,097)	50.23	(4,220,336)	52.20
Forfeited	(194,566)	58.48	(380,152)	54.50	(264,796)	54.66
Outstanding, end of year	8,704,157	$59.08	12,472,059	$55.75	13,071,058	$54.06
Options exercisable at year end	7,111,205	$59.00	11,021,209	$54.63	11,405,408	$53.78
Weighted-average fair value of options granted during the year	N/A	$12.98	N/A	$16.37	N/A	$14.25

The following table summarizes information about our outstanding stock options as of December 31, 2005:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life		Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$37.94 - $55.98	3,384,950	2.92	yrs.	$52.46	3,383,350	$52.46
$56.19 - $61.14	2,913,817	6.75		58.88	1,413,117	58.63
$61.44 - $80.55	2,405,390	7.39		68.65	2,314,738	68.79
$37.94 - $80.55	8,704,157	5.44	yrs.	$59.08	7,111,205	$59.00

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions for options granted in 2005, 2004, and 2003.

	2005	2004	2003
Risk-free interest rates	3.8%	3.3%	2.9%
Dividend yield	1.9%	1.7%	1.5%
Expected lives (years)	4.8	5.6	5.0
Volatility	20.6%	25.9%	28.4%

Restricted Stock and Other Stock Incentive Plans – The Corporation’s plans provide for awarding retention shares of common stock or stock units to eligible employees. These awards are subject to forfeiture if employment terminates during the prescribed retention period, generally three or four years. Restricted stock awards are issued to non-employee directors and are subject to forfeiture if certain service requirements are not met. During the year ended December 31, 2005, 108,750 retention shares, stock units, and restricted shares were issued at a weighted-average fair value of $59.37 to our participants. During the year ended December 31, 2004, 178,308 retention shares, stock units, and restricted shares were issued at a weighted-average fair value of $64.63 to our participants. During the year ended December 31, 2003, 197,703 retention shares, stock units, and restricted shares were issued at a weighted-average fair value of $56.01 to our participants. The cost of retention and restricted awards is amortized to expense over the retention period.

During the years ended December 31, 2005, 2004, and 2003, we expensed $10 million, $12 million, and $27 million, respectively, related to our portion of UPC’s restricted stock and other incentive plans described above.

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

Personal Injury – The cost of personal injuries to employees and others related to our activities is charged to expense based on estimates of the ultimate cost and number of incidents each year. We use third-party actuaries to assist us in measuring the expense and liability, including unasserted claims. Compensation for work-related accidents is governed by the Federal Employers’ Liability Act (FELA). Under FELA, damages are assessed based on a finding of fault through litigation or out-of-court settlements.

Our personal injury liability activity was as follows:

Millions of Dollars	2005	2004	2003
Beginning balance	$637	$615	$668
Accruals	245	288	250
Payments	(268)	(266)	(303)
Ending balance at December 31	$614	$637	$615
Current portion, ending balance at December 31	$272	$272	$272

Our personal injury liability is discounted to present value using applicable U.S. Treasury rates. Personal injury accruals were higher in 2004 due to a 1998 crossing accident verdict upheld in 2004 and a 2004 derailment near San Antonio.

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

The greatest potential for asbestos exposure in the railroad industry existed while steam locomotives were used. The railroad industry, including the Company and its predecessors, phased out steam locomotives between 1955 and 1960. The use of asbestos-containing products in the railroad industry was substantially reduced after steam locomotives were discontinued, although it was not completely eliminated. Some asbestos-containing products were still manufactured in the building trade industry and were used in isolated component parts on locomotives and railroad cars during the 1960s and 1970s. By the early 1980s, manufacturers of building materials and locomotive component parts developed non-asbestos alternatives for their products and ceased manufacturing asbestos-containing materials.

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

During 2004, we determined we could reasonably estimate our liability for unasserted asbestos-related claims because we had sufficient comparable loss data and there was no immediate legislative solution to asbestos litigation. During 2004, we engaged a third-party with extensive experience in estimating resolution costs for asbestos-related claims to assist us in assessing the number and value of these unasserted claims through 2034, based on our average claims experience over a multi-year period. As a result, we increased our liability for asbestos-related claims in the fourth quarter of 2004. The liability for resolving both asserted and unasserted claims was based on the following assumptions:

•	The number of claims received in 2005 will be consistent with average claims received between 2000 and 2003.

•	The number of claims to be filed against us will decline each year after 2005.

•	The average settlement values for asserted and unasserted claims will be equivalent to those experienced between 2002 and 2004.

•	The percentage of claims dismissed between 2002 and 2004 will continue through 2034.

Our asbestos-related liability activity was as follows:

Millions of Dollars	2005	2004	2003
Beginning balance	$ 324	$ 51	$ 58
Accruals	-	287	7
Payments	(13)	(14)	(14)
Ending balance at December 31	$ 311	$ 324	$ 51
Current portion, ending balance at December 31	$ 16	$ 17	$ 9

Our liability for asbestos-related claims is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 16% of the recorded liability related to asserted claims, and approximately 84% related to unasserted claims. These claims are expected to be paid out over the next 29 years. During the third quarter of 2005, our third-party consultants assisted us in reviewing our actual asbestos claim experience through the first half of 2005 compared to the assumptions used in the 2004 estimate, and we determined that no adjustment to our estimate was necessary at this time. We will continue to review actual experience and adjust our estimate as warranted.

Insurance coverage reimburses us for a portion of the costs incurred to resolve asbestos-related claims, and we have recognized an asset for estimated insurance recoveries.

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

Additionally, we have a legal obligation to properly dispose of asbestos-containing materials. The estimated fair value of this obligation is $5 million at December 31, 2005, which is recorded as a liability on the Consolidated Statements of Financial Position pursuant to FIN 47.

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have identified approximately 370 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 43 sites that are the subject of actions taken by the U.S. government, 23 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

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

Our environmental liability activity was as follows:

Millions of Dollars	2005	2004	2003
Beginning balance	$201	$187	$188
Accruals	45	46	26
Payments	(33)	(32)	(27)
Ending balance at December 31	$213	$201	$187
Current portion, ending balance at December 31	$ 46	$ 50	$ 57

The environmental liability includes costs for remediation and restoration of sites, as well as for ongoing monitoring costs, but excludes any anticipated recoveries from third parties. Cost estimates are based on information available for each site, financial viability of other potentially responsible parties, and existing technology, laws, and regulations. We believe that we have adequately accrued for our ultimate share of costs at sites subject to joint and several liability. However, the ultimate liability for remediation is difficult to determine because of the number of potentially responsible parties involved, site-specific cost sharing arrangements with other potentially responsible parties, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites, and the speculative nature of remediation costs. Estimates may also vary due to changes in federal, state, and local laws governing environmental remediation. We do not expect current obligations to have a material adverse effect on our results of operations or financial condition.

Guarantees – At December 31, 2005, we were contingently liable for $435 million in guarantees. We have recorded a liability of $6 million for the fair value of these obligations as of December 31, 2005. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

Income Taxes – As previously reported in our Form 10-Q for the quarter ended September 30, 2005, the IRS has completed its examinations and issued notices of deficiency for tax years 1995 through 2002. Among their proposed adjustments is the disallowance of tax deductions claimed in connection with certain donations of property. In the fourth quarter of 2005, the IRS National Office issued a Technical Advice Memorandum which left unresolved whether the deductions were proper, pending further factual development by the IRS Examination Team. We continue to dispute the donation issue, as well as many of the other proposed adjustments, and will contest the associated tax deficiencies through the IRS Appeals process, and, if necessary, litigation. We do not expect that the ultimate resolution of these examinations will have a material adverse effect on our operating results, financial condition, or liquidity. In addition, the IRS has begun its examination of tax years 2003 and 2004.

11. Other Income

Other income included the following for the years ended December 31:

Millions of Dollars	2005	2004	2003
Net gain on non-operating asset dispositions	$135	$69	$84
Rental income	59	55	57
Interest income	6	3	5
Sale of receivable fees	(23)	(11)	(10)
Non-operating environmental costs and other	(40)	(44)	(17)
Total	$137	$72	$119

12. Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123(R). The statement requires that we recognize compensation expense equal to the fair value of stock options or other share-based payments starting January 1, 2006. We adopted the statement on a modified prospective basis, using the Black-Scholes option-pricing model to calculate the fair value of stock options. We expect that the incremental, full-year compensation expense in 2006 related to the adoption of the statement will be approximately $8 million for new awards granted after January 1, 2006 and an additional $2 million for the unvested portion of awards granted in prior years. The expense for awards granted after implementation of Statement No. 123(R) will be based upon their grant-date fair value. The expense for those awards will be based on the estimated number of awards that are expected to vest. That estimate will be revised if subsequent information indicates that the actual number of awards to vest will differ from the estimate. The estimate does not materially impact our calculation of compensation expense.

In March 2005, the FASB issued FIN 47. This interpretation clarifies that the term conditional asset retirement obligations, as used in FASB Statement No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement, or both, are conditional on a future event that may or may not be within the control of the entity. An entity must recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. We assessed the impact of the interpretation on our financial statements, determined that we have a legal obligation to properly dispose of asbestos-containing materials, and recorded a $5 million liability at December 31, 2005, for the fair value of this obligation.

In May 2005, the FASB issued FAS 154, Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. It carries forward without change the previous guidance for reporting the correction of an error and a change in accounting estimate. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In July 2005, the FASB issued an exposure draft, Accounting for Uncertain Tax Positions, an Interpretation of FASB Statement No. 109. As drafted, the interpretation would require companies to recognize the best estimate of the impact of a tax position only if that position is probable of being sustained during a tax audit. However, in November 2005 the FASB voted to replace the probable threshold with a more-likely-than-not criterion when determining if the impact of a tax position should be recorded. The FASB expects to issue a final interpretation in the first quarter of 2006. When it is available, we will review the final interpretation to determine the impact it may have on our Consolidated Financial Statements.

In December 2005, the FASB deliberated issues relating to the limited-scope, first phase of its project to reconsider the accounting for postretirement benefits, including pensions. The FASB decided that the objectives and scope of this phase include, among other items, recognizing the overfunded or underfunded status of defined benefit postretirement plans as an asset or a liability in the statement of financial position. The FASB expects to issue an Exposure Draft for the initial phase in the first quarter of 2006. In the second multi-year phase of the project, the FASB expects to comprehensively consider a variety of issues related to the accounting for postretirement benefits, including expense recognition, obligation measurement, and whether postretirement benefit trusts should be consolidated by the plan sponsor. We will review the proposed standards when they are available to determine the impact they may have on our Consolidated Financial Statements.

13. Cumulative Effect of Accounting Change

STB accounting rules require that railroads accrue the cost of removing track structure over the expected useful life of these assets. Railroads historically used this prescribed accounting for reports filed with both the STB and SEC. In August 2001, the FASB issued FAS 143. This statement was effective for us beginning January 1, 2003, and prohibits the accrual of removal costs unless there is a legal obligation to remove the track structure at the end of its life. We concluded that we did not have a legal obligation to remove the track structure, and, therefore, under generally accepted accounting principles, we could not accrue the cost of removal in advance. As a result, reports filed with the SEC will reflect the expense of removing these assets in the period in which they are removed. For STB reporting requirements only, we will continue to follow the historical method of accruing in advance, as prescribed by the STB. FAS 143 also requires us to record a liability for legally obligated asset retirement costs associated with tangible long-lived assets. In the first quarter of 2003, we recorded income from a cumulative effect of accounting change, related to the adoption of FAS 143, of $274 million, net of income tax expense of $167 million. The accounting change had no effect on our liquidity. Had the change been retroactively applied, the change would not have had a material impact on net income and earnings per share.

14. Selected Quarterly Data (Unaudited)

Selected unaudited quarterly data are as follows:

Millions of Dollars
2005	Mar. 31	June 30	Sep. 30 [a]	Dec. 31
Operating revenues	$3,144	$3,335	$3,454	$3,612
Operating income	313	466	481	532
Net income	129	237	373	297
2004	Mar. 31	June 30	Sep. 30	Dec. 31 [b]
Operating revenues	$2,884	$3,020	$3,068	$3,208
Operating income	314	361	418	205
Net income	164	165	207	81

[a]	In the third quarter of 2005, we recorded an income tax expense reduction of $123 million.
[b]	In the fourth quarter of 2004, we recognized a $154 million after-tax charge for unasserted asbestos-related claims.

****************************************

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Executive Vice President - Finance and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon that evaluation, the CEO and the CFO concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Union Pacific Railroad Company (an indirect wholly-owned subsidiary of Union Pacific Corporation) and Consolidated Subsidiary Companies (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment management believes that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears on page 52.

February 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Union Pacific Railroad Company, its Directors, and Shareholders:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Union Pacific Railroad Company (an indirect wholly-owned subsidiary of Union Pacific Corporation) and Consolidated Subsidiary Companies (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated February 17, 2006 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

Omaha, Nebraska

February 17, 2006

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Omitted in accordance with General Instruction I of Form 10-K.

Item 11. Executive Compensation

Omitted in accordance with General Instruction I of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Omitted in accordance with General Instruction I of Form 10-K.

Item 13. Certain Relationships and Related Transactions

Omitted in accordance with General Instruction I of Form 10-K.

Item 14. Principal Accounting Fees and Services

Information concerning the fees billed by our independent registered public accounting firm and the nature of services comprising the fees for each of the two most recent fiscal years for UPC, including accounting fees and services for UPRR, in each of the following categories: (i) audit fees, (ii) audit – related fees, (iii) tax fees, and (iv) all other fees, is set forth in the Audit Committee Report segment of the Corporation’s Proxy Statement and is incorporated herein by reference.

Information concerning the Corporation’s Audit Committee’s policies and procedures pertaining to pre-approval of audit and non-audit services rendered by our independent registered public accounting firm is set forth in the Audit Committee segment of the Corporation’s Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements, Financial Statement Schedules, and Exhibits:

(1)	Financial Statements

The financial statements filed as part of this filing are listed on the index to the Financial Statements and Supplementary Data, Item 8, on page 26.

(2)	Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

Schedules not listed above have been omitted because they are not applicable or not required or the information required to be set forth therein is included in the Financial Statements and Supplementary Data, Item 8, or notes thereto.

(3)	Exhibits

Exhibits are listed in the exhibit index on page 58. The exhibits include management contracts, compensatory plans and arrangements required to be filed as exhibits to the Form 10-K by Item 601 (10) (iii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of February, 2006.

UNION PACIFIC RAILROAD COMPANY

By	/s/ James R. Young
James R. Young,
President, Chief Executive Officer,
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, on this 24th day of February, 2006, by the following persons on behalf of the registrant and in the capacities indicated.

PRINCIPAL EXECUTIVE OFFICER
AND DIRECTOR:
/s/ James R. Young
James R. Young,
President, Chief Executive Officer,
and Director

PRINCIPAL FINANCIAL OFFICER:

/s/ Robert M. Knight, Jr.
Robert M. Knight, Jr.,
Executive Vice President - Finance
and Chief Financial Officer

PRINCIPAL ACCOUNTING OFFICER:

/s/ Richard J. Putz
Richard J. Putz,
Chief Accounting Officer and Controller

DIRECTORS:

Philip F. Anschutz*	Spencer F. Eccles*
Richard K. Davidson*	Judith Richards Hope*
Erroll B. Davis, Jr.*	Michael W. McConnell*
Thomas J. Donohue*	Steven R. Rogel*
Archie W. Dunham*	Ernesto Zedillo Ponce de Leon*

*By	/s/ Thomas E. Whitaker
Thomas E. Whitaker, Attorney-in-fact

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Union Pacific Railroad Company and Consolidated Subsidiary Companies

Millions of Dollars, for the Years Ended December 31,	2005	2004	2003
Allowance for doubtful accounts:
Balance, beginning of period	$107	$101	$107
Charged to expense	2	11	13
Net recoveries / (write-offs)	17	(5)	(19)
Balance, end of period	$126	$107	$101
Allowance for doubtful accounts are presented in the Consolidated Statements of Financial Position as follows:
Current	$16	$19	$17
Long-term	110	88	84
Balance, end of period	$126	$107	$101
Accrued casualty costs:
Balance, beginning of period	$1,294	$980	$1,061
Charged to expense	406	679	398
Cash payments and other reductions	(421)	(365)	(479)
Balance, end of period	$1,279	$1,294	$980
Accrued casualty costs are presented in the Consolidated Statements of Financial Position as follows:
Current	$403	$410	$385
Long-term	876	884	595
Balance, end of period	$1,279	$1,294	$980

Union Pacific Railroad Company

Exhibit Index

Exhibit No.	Description

Filed with this Statement

12	Ratio of Earnings to Fixed Charges.

24	Powers of Attorney executed by the directors of UPRR.

31(a)	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – James R. Young.

31(b)	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Robert M. Knight, Jr.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - James R. Young and Robert M. Knight, Jr.

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

10(b)

Agreement, dated September 25, 1995, among UPC, UPRR, Missouri Pacific Railroad Company (MPRR), SP, SPT, The Denver & Rio Grande Western Railroad Company (D&RGW), St. Louis Southwestern Railway Company (SLSRC), and SPCSL Corp. (SPCSL), on the one hand, and Burlington Northern Railroad Company (BN) and The Atchison, Topeka and Santa Fe Railway Company (Santa Fe), on the other hand, is incorporated by reference to Exhibit 10.11 to UPC’s Registration Statement on Form S-4 (No. 33–64707).

10(c)

Supplemental Agreement, dated November 18, 1995, between UPC, UPRR, MPRR, SP, SPT, D&RGW, SLSRC, and SPCSL, on the one hand, and BN and Santa Fe, on the other hand, is incorporated herein by reference to Exhibit 10.12 to UPC’s Registration Statement on Form S-4 (No. 33–64707).