Form 10-Q
period 2006-03-31
UNION PACIFIC RAILROAD CO/DE
filed 2006-05-05
CIK 92259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

YES     ✓    NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer      Accelerated filer      Non-accelerated filer     ✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES            NO    ✓

As of April 30, 2006, the Registrant had outstanding 7,130 shares of Common Stock, $10 par value, and 620 shares of Class A Stock, $10 par value.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

TABLE OF CONTENTS

UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

Union Pacific Railroad Company and Consolidated Subsidiary Companies

Millions of Dollars, For the Three Months Ended March 31,	2006	2005
Operating revenues	$3,702	$3,144

Operating expenses:
Salaries, wages, and employee benefits	1,108	1,079
Fuel and utilities	692	539
Equipment and other rents	367	352
Depreciation	303	289
Materials and supplies	164	135
Casualty costs	109	94
Purchased services and other costs	354	343
Total operating expenses	3,097	2,831
Operating income	605	313
Other income	7	16
Interest expense	(125)	(122)
Income before income taxes	487	207
Income taxes	(184)	(78)
Net income	$303	$129

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)

Union Pacific Railroad Company and Consolidated Subsidiary Companies

Millions of Dollars, Except Share and Per Share Amounts	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$187	$403
Accounts receivable, net	634	666
Materials and supplies	416	331
Current deferred income taxes	286	288
Other current assets	158	144
Total current assets	1,681	1,832
Investments:
Investments in and advances to affiliated companies	815	789
Other investments	15	17
Total investments	830	806
Properties:
Road	34,314	33,812
Equipment	7,686	7,675
Other	180	182
Total cost	42,180	41,669
Accumulated depreciation	(9,963)	(9,711)
Net properties	32,217	31,958
Other assets	500	465
Total assets	$35,228	$35,061
Liabilities and Common Shareholders’ Equity
Current liabilities:
Accounts payable	$611	$779
Accrued wages and vacation	399	408
Accrued casualty costs	408	403
Income and other taxes	353	241
Third-party debt due within one year	143	146
Equipment rents payable	122	130
Other current liabilities	458	507
Total current liabilities	2,494	2,614
Intercompany borrowings from UPC	5,156	5,083
Third-party debt due after one year	1,553	1,597
Deferred income taxes	9,479	9,457
Accrued casualty costs	879	876
Retiree benefits obligation	847	855
Other long-term liabilities	616	602
Mandatorily redeemable preference shares	11	11
Commitments and contingencies (See note 8)
Total liabilities	21,035	21,095
Common shareholders’ equity:
Common stock, par value $10.00 per share, 9,200 shares authorized, 4,465 shares outstanding	-	-
Class A stock, par value $10.00 per share, 800 shares authorized, 388 shares outstanding	-	-
Paid-in-surplus	4,782	4,782
Retained earnings	9,638	9,414
Accumulated other comprehensive loss	(227)	(230)
Total common shareholders’ equity	14,193	13,966
Total liabilities and common shareholders’ equity	$35,228	$35,061

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Union Pacific Railroad Company and Consolidated Subsidiary Companies

Millions of Dollars, For the Three Months Ended March 31,	2006	2005
Operating Activities
Net income	$303	$129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	303	289
Deferred income taxes	34	40
Net gain from non-operating asset sales	(6)	(14)
Other, net	(53)	(14)
Changes in current assets and liabilities, net	(184)	-
Cash provided by operating activities	397	430
Investing Activities
Capital investments	(549)	(476)
Proceeds from asset sales	13	24
Other investing activities, net	(21)	(37)
Cash used in investing activities	(557)	(489)
Financing Activities
Dividends paid to parent	(79)	(78)
Debt repaid	(50)	(53)
Intercompany borrowings	73	31
Cash used in financing activities	(56)	(100)
Net change in cash and cash equivalents	(216)	(159)
Cash and cash equivalents at beginning of year	403	236
Cash and cash equivalents at end of period	$187	$77
Changes in Current Assets and Liabilities, Net
Accounts receivable, net	$32	$(37)
Materials and supplies	(85)	(27)
Other current assets	(14)	49
Accounts, wages and vacation payable	(177)	11
Other current liabilities	60	4
Total	$(184)	$-
Supplemental cash flow information:
Cash paid during the period for:
Interest	$(144)	$(135)
Income taxes, net	(1)	(3)

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN COMMON SHAREHOLDERS’ EQUITY (Unaudited)

Union Pacific Railroad Company and Consolidated Subsidiary Companies

							Accumulated Other Comprehensive Income/(Loss)
Millions of Dollars	Common Shares	Class A Shares	Common Stock	Class A Stock	Paid-in- Surplus	Retained Earnings	Minimum Pension Liability Adj.	Foreign Currency Trans. Adj.	Derivative Adj.	Total
Balance at Jan. 1, 2006	4,465	388	$-	$-	$4,782	$9,414	$(211)	$ (13)	$ (6)	$13,966
Comprehensive income:
Net income			-	-	-	303	-	-	-	303
Other comp. income [a]			-	-	-	-	2	1	-	3
Total comprehensive income			-	-	-	303	2	1	-	306
Dividends declared	-	-	-	-	-	(79)	-	-	-	(79)
Balance at March 31, 2006	4,465	388	$-	$-	$4,782	$9,638	$(209)	$(12)	$ (6)	$14,193

[a]	Net of tax of $1.

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

1.    Responsibilities for Financial Statements – Union Pacific Railroad Company (the Registrant), a Class I railroad incorporated in Delaware and an indirect wholly owned subsidiary of Union Pacific Corporation (the Corporation or UPC), together with a number of wholly owned and majority owned subsidiaries, operates various railroad and railroad-related businesses. Our Consolidated Financial Statements are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America. Our Consolidated Statement of Financial Position at December 31, 2005 is derived from audited financial statements. This quarterly report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2005 annual report on Form 10-K. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results for the entire year ending December 31, 2006. Certain prior year amounts have been reclassified to conform to the 2006 Consolidated Financial Statement presentation. These reclassifications were not material, individually or in aggregate.

2.    Stock-Based Compensation – We participate in the Corporation’s stock incentive programs. The Corporation has several stock-based compensation plans under which our employees receive stock options, nonvested retention shares, and nonvested stock units. We refer to the nonvested shares and stock units collectively as “retention awards”. There were 18 million shares authorized and available for grant as stock-based compensation at March 31, 2006.

We adopted Financial Accounting Standards Board (FASB) Statement No. 123(R), Share-Based Payment (FAS 123(R)), on January 1, 2006. FAS 123(R) requires us to measure and recognize compensation expense for all stock-based awards made to employees, including stock options. Compensation expense is based on the calculated fair value of the awards as measured at the grant date and is expensed ratably over the service period of the awards (generally the vesting period). The fair value of retention awards is the stock price on the date of grant, while the fair value of stock options is determined by using the Black-Scholes option pricing model. We elected to use the modified prospective transition method as permitted by FAS 123(R) and did not restate financial results for prior periods. Furthermore, because the impact of implementing a policy of netting estimated forfeitures against compensation expense was immaterial, no cumulative effect resulted.

As a result of the adoption of FAS 123(R), we recognized expense for stock options in the first quarter of 2006, in addition to retention awards, which were expensed prior to 2006. Before taxes, stock-based compensation expense was $3 million for stock options and $4 million for retention awards.

Prior to the adoption of FAS 123(R), we applied APB 25 to account for stock-based awards. The following table details the effect on net income had compensation expense for all of our stock-based awards, including stock options, been recorded in the first quarter of 2005 based on the fair value method under FASB Statement No. 123, Accounting for Stock-Based Compensation.

Millions of Dollars	Three Months Ended March 31, 2005
Net income, as reported	$129
Stock-based employee compensation expense included in reported net income, net of tax	2
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax [a]	(11)
Pro forma net income	$120

[a]

Stock options for executives granted in 2002 and 2003 included a reload feature. This reload feature allowed executives to exercise their options using shares of Union Pacific Corporation common stock that they already owned and obtain a new grant of options in the amount of the shares used for exercise plus any shares withheld for tax purposes. The reload feature of these option grants could only be exercised if the price of our common stock increased at least 20% from the price at the time of the reload grant. During the first quarter of 2005, reload option grants represented $6 million of the pro forma expense noted above. There were no reload option grants during 2006 as stock options exercised after January 1, 2006 are not eligible for the reload feature.

Stock Options – We estimate the fair value of our stock option awards using the Black-Scholes option pricing model. Groups of employees that have similar historical and expected exercise behavior are considered separately for valuation purposes. The table below shows the weighted-average of the assumptions used when valuing these separate groups:

	2006	2005
Risk-free interest rates	4.5%	3.7%
Dividend yield	1.4%	1.9%
Expected lives (years)	5.7	4.8
Volatility	24.7%	21.0%
Weighted-average grant-date fair value of options granted	$23.94	$12.28

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant; the dividend yield is calculated as the ratio of historical dividends paid per share of UPC’s common stock to UPC’s stock price on the date of grant; the expected life computation is based on historical and expected exercise behavior; and expected volatility is based on the historical volatility of UPC’s stock price, over a time period that is consistent with the expected life of the option.

A summary of stock option activity during the quarter ended March 31, 2006 is presented below:

	Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2006	8,320,248	$59.08
Granted	949,650	86.05
Exercised	(1,626,526)	56.62
Forfeited or expired	(12,067)	53.41
Outstanding at March 31, 2006	7,631,305	$62.83
Options exercisable at March 31, 2006	6,623,755	$59.54

The weighted-average remaining contractual terms of options outstanding and exercisable at March 31, 2006 was 5.9 years and 5.3 years, respectively. The aggregate intrinsic value of options outstanding and exercisable at March 31, 2006 was $233 million and $224 million, respectively.

Stock options are granted at market price on the date of grant, have ten-year contractual terms, and vest no later than three years from the date of grant. While the majority of the options that were granted in the first quarter of 2006 will vest over a three-year service period, a smaller percentage of options awarded in 2006 and the nonvested options that were awarded in prior years will vest two years from their grant date. None of the stock options outstanding at March 31, 2006 are subject to performance or market-based vesting conditions.

At March 31, 2006, there was $21 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 2.4 years. Additional information regarding stock option exercises appears in the table below:

	Three Months Ended March 31,
Millions of Dollars	2006	2005
Aggregate grant-date fair value of stock options vested	$16	$18
Intrinsic value of stock options exercised	48	33
UPC tax benefit realized from option exercises	19	12

Retention Awards – The fair value of retention awards is based on the market price of the stock at the grant date.

Changes in our retention awards for the first quarter of 2006 were as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2006	640,140	$59.05
Granted	318,450	86.05
Vested	(77,113)	55.98
Forfeited	(3,225)	65.81
Nonvested at March 31, 2006	878,252	$69.08

Retention awards, which UPC grants at no cost to the employee, vest over periods lasting up to four years. With the exception of the awards granted under the Long Term Plan, which is discussed below, the majority of awards granted in 2006 will vest over a four-year service period. Most nonvested awards that were granted in prior years also vest over four years.

In January 2006, UPC’s Board of Directors approved a new Long Term Plan (LTP). Under the LTP, selected employees were awarded stock units subject to continued employment through January 2009 and the attainment of certain levels of UPC’s return on invested capital (ROIC) as defined in the LTP. Over the course of the 3-year performance period, the participants can earn up to 50,600 stock units, which had a grant-date fair value of $86.05 each and are included within the granted shares shown in the table above. We will expense the fair value (grant-date stock price) of the units that are probable of being earned based on UPC’s forecasted ROIC over the 3-year performance period.

At March 31, 2006, there was $35 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 2.0 years. A portion of this expense is subject to achievement of the performance criteria under the LTP.

3.    Operations and Segmentation – We are a Class I railroad operating in the United States. Our railroad, along with its subsidiaries, is our one reportable business segment. Although revenue is analyzed by commodity, we analyze the net financial results of the railroad as one segment due to the integrated nature of the rail network.

4.    Transactions with Affiliates – At March 31, 2006 and December 31, 2005, we had $813 million and $782 million working capital deficit balances, respectively, relating to UPC’s management of our cash position. As part of UPC’s cash management activities, we advance excess cash (cash available after satisfying all of our obligations and paying dividends to UPC) to UPC. We declare and pay dividends to UPC, which typically approximate the dividends that UPC declares to its shareholders; however, there is no formal requirement to do so. The dividend declaration between UPC and us is determined solely by our Board of Directors. To the extent we require additional cash for use in our operations, UPC makes such funds available to us for borrowing. Transactions with UPC are treated as net intercompany borrowings in the Consolidated Statements of Financial Position.

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

UPC provides us with various services, including strategic planning, legal, treasury, accounting, auditing, insurance, human resources, and corporate affairs. Billings for these services were $22 million and $17 million for the three months ended March 31, 2006 and 2005, respectively.

5.    Financial Instruments

Strategy and Risk – We may use derivative financial instruments in limited instances for other than trading purposes to assist in managing our overall exposure to fluctuations in interest rates. We are not a party to leveraged derivatives and, by policy, do not use derivative financial instruments for speculative purposes. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. We formally document the nature and relationships between the hedging instruments and hedged items, as well as our risk-management objectives, strategies for undertaking the various hedge transactions, and method of assessing hedge effectiveness. We may use swaps, collars, futures, and/or forward contracts to mitigate the downside risk of adverse price movements and to hedge the exposure to variable cash flows. The use of these instruments also limits future benefits from favorable movements.

Market and Credit Risk – We address market risk related to derivative financial instruments by selecting instruments with value fluctuations that highly correlate with the underlying hedged item. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring high credit standards for counterparties and periodic settlements. At March 31, 2006 and December 31, 2005, we were not required to provide collateral, nor had we received collateral, relating to our hedging activities.

Interest Rate Cash Flow Hedges – We report changes in the fair value of cash flow hedges in accumulated other comprehensive loss until the hedged item affects earnings. At March 31, 2006, we had a reduction of $6 million recorded as an accumulated other comprehensive loss that is being amortized on a straight-line basis through September 31, 2014. As of March 31, 2006 and December 31, 2005, we had no interest rate cash flow hedges outstanding.

Sale of Receivables – We transfer most of our accounts receivable to Union Pacific Receivables, Inc. (UPRI), a bankruptcy-remote subsidiary, as part of a sale of receivables facility. UPRI sells, without recourse on a 364-day revolving basis, an undivided interest in such accounts receivable to investors. The total capacity to sell undivided interests to investors under the facility was $600 million at March 31, 2006. The value of the outstanding undivided interest held by investors under the facility was $600 million at both March 31, 2006 and December 31, 2005. The value of the outstanding undivided interest held by investors is not included in our Consolidated Financial Statements. The value of the undivided interest held by investors was supported by $1,224 million and $1,226 million of accounts receivable held by UPRI at March 31, 2006 and December 31, 2005, respectively. At March 31, 2006 and December 31, 2005, the value of the interest retained by UPRI was $624 million and $626 million, respectively. This retained interest is included in accounts receivable in our Consolidated Financial Statements. The interest sold to investors is sold at carrying value, which approximates fair value, and there is no gain or loss recognized from the transaction.

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

We have been designated to service the sold receivables; however, we do not recognize any servicing asset or liability as the servicing fees adequately compensate us for our responsibilities. We collected approximately $4 billion and $3 billion during the three-month periods ended March 31, 2006 and 2005, respectively. UPRI used certain of these proceeds to purchase new receivables under the facility.

The costs of the sale of receivables program are included in other income and were $7 million and $4 million for the three months ended March 31, 2006 and 2005, respectively. The costs include interest, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability.

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

See note 10 to the Consolidated Financial Statements for discussion of the FASB’s project to reconsider the accounting for postretirement benefits, including pensions.

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

The components of our net periodic pension and OPEB costs were as follows:

	Pension		OPEB
	Three Months Ended March 31,		Three Months Ended March 31,
Millions of Dollars	2006	2005	2006	2005
Service cost	$8	$9	$1	$1
Interest cost	29	29	7	7
Expected return on plan assets	(34)	(34)	-	-
Amortization of:
Prior service cost (credit)	2	2	(7)	(6)
Actuarial loss	5	3	4	3
Total net periodic benefit cost	$10	$9	$5	$5

Cash Contributions

Our policy with respect to funding the qualified plans is to fund at least the minimum required by the Employee Retirement Income Security Act of 1974, as amended, and not more than the maximum amount deductible for tax purposes. The Corporation does not currently have minimum funding requirements under applicable employee benefit and tax laws. In January 2006, we made a $50 million voluntary contribution to the funded pension plan. The contribution was made with cash generated from operations. No further contributions are expected during 2006.

7.    Capital Stock – The number of shares shown in the Common Stock section of the Consolidated Statement of Changes in Common Shareholders’ Equity excluded 2,665 shares of Common Stock and 232 shares of Class A Stock owned by Southern Pacific Rail Corporation, an affiliate of the Registrant, whose results are included in our Consolidated Financial Statements.

8.    Commitments and Contingencies

Unasserted Claims – Various claims and lawsuits are pending against us and certain of our subsidiaries. It is not possible at this time for us to determine fully the effect of all unasserted claims on our consolidated results of operations, financial condition, or liquidity; however, to the extent possible, where unasserted claims can be estimated and where such claims are considered probable, we have recorded a liability. We do not expect that any known lawsuits, claims, environmental costs, commitments, contingent liabilities, or guarantees will have a material adverse effect on our consolidated results of operations, financial condition, or liquidity after taking into account liabilities previously recorded for these matters.

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

Our personal injury liability activity was as follows:

	Three Months Ended March 31,
Millions of Dollars	2006	2005
Beginning balance	$614	$637
Accruals	76	63
Payments	(55)	(60)
Ending balance	$635	$640
Current portion, ending balance	$271	$272

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

Since 2004, we have used a third party with extensive experience in estimating resolution costs for asbestos-related claims to assist us in assessing the number and value of these unasserted claims through 2034, based on our average claims experience over a multi-year period. The liability for resolving both asserted and unasserted claims is based on the following assumptions:

•	The number of claims to be filed against us will decline each year after 2005.

•	The average settlement values for asserted and unasserted claims will be equivalent to those experienced between 2002 and 2004.

•	The percentage of claims dismissed between 2002 and 2004 will continue through 2034.

Our asbestos-related liability activity was as follows:

	Three Months Ended March 31,
Millions of Dollars	2006	2005
Beginning balance	$311	$324
Accruals	-	2
Payments	(2)	(2)
Ending balance	$309	$324
Current portion	$16	$17

Our liability for asbestos-related claims is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 17% of the recorded liability related to asserted claims, and approximately 83% related to unasserted claims. These claims are expected to be paid out through 2034. During the third quarter of 2005, our third-party consultants assisted us in reviewing our actual asbestos claim experience through the first half of 2005 compared to the assumptions used in the 2004 estimate, and we determined that no adjustment to our estimate was necessary. We will continue to review actual experience and adjust our estimate as warranted.

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

Additionally, we have a legal obligation to properly dispose of asbestos-containing materials. The estimated fair value of this obligation is $5 million at both March 31, 2006 and December 31, 2005, which is recorded as a liability.

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have identified approximately 352 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 39 sites that are the subject of actions taken by the U.S. government, 22 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

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

Our environmental liability activity was as follows:

	Three Months Ended March 31,
Millions of Dollars	2006	2005
Beginning balance	$213	$201
Accruals	5	12
Payments	(8)	(8)
Ending balance	$210	$205
Current portion, ending balance	$50	$49

The environmental liability includes costs for remediation and restoration of sites, as well as for ongoing monitoring costs, but excludes any anticipated recoveries from third parties. Cost estimates are based on information available for each site, financial viability of other potentially responsible parties, and existing technology, laws, and regulations. We believe that we have adequately accrued for our ultimate share of costs at sites subject to joint and several liability. However, the ultimate liability for remediation is difficult to determine because of the number of potentially responsible parties involved, site-specific cost sharing arrangements with other potentially responsible parties, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites, and the speculative nature of remediation costs. Estimates may also vary due to changes in federal, state, and local laws governing environmental remediation. We do not expect current obligations to have a material adverse effect on our consolidated results of operations, financial condition, or liquidity.

Guarantees – At March 31, 2006, we were contingently liable for $435 million in guarantees. We have recorded a liability of $7 million for the fair value of these obligations as of March 31, 2006. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated results of operations, financial condition, or liquidity.

Income Taxes – As previously reported in note 4 to our Consolidated Financial Statements, Item 8, in our 2005 annual report on Form 10-K, the IRS has completed its examinations and issued notices of deficiency for tax years 1995 through 2002. Among their proposed adjustments is the disallowance of tax deductions claimed in connection with certain donations of property. In 2005, the IRS national office issued a Technical Advice Memorandum that left unresolved whether the deductions were proper pending further factual development by the IRS examination team. We continue to dispute the donation issue, as well as many of the other proposed adjustments, and will contest the associated tax deficiencies through the IRS appeals process, and, if necessary, litigation. We do not expect that the ultimate resolution of these examinations will have a material adverse effect on our operating results, financial condition, or liquidity. In addition, the IRS has begun its examination of tax years 2003 and 2004.

9.    Other Income – Other income included the following for the three months ended March 31:

Millions of Dollars	Three Months Ended March 31,
	2006	2005
Rental income	$13	$13
Net gain from non-operating asset sales	6	14
Interest income	1	3
Sale of receivables program fees	(7)	(4)
Non-operating environmental costs and other	(6)	(10)
Total	$7	$16

10.    Accounting Pronouncements – In July 2005, the FASB issued an exposure draft, Accounting for Uncertain Tax Positions, an Interpretation of FASB Statement No. 109. As drafted, the interpretation would require companies to recognize the best estimate of the impact of a tax position only if that position is probable of being sustained during a tax audit. However, in November 2005 the FASB voted to replace the probable threshold and instead require companies to recognize the best estimate of the impact of a tax position only if that position is more likely than not to be sustained during a tax audit. The FASB expects to issue a final interpretation in the second quarter of 2006 with a target effective date as of the beginning of the first fiscal year beginning after December 15, 2006. When it is available, we will review the final interpretation to determine the impact it may have on our Consolidated Financial Statements.

In March 2006, the FASB issued an exposure draft for the first phase of its project to reconsider the accounting for postretirement benefits, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132(R). The exposure draft would require us to recognize the difference between the fair value of plan assets and the benefit obligation in our financial statements as a component of accumulated other comprehensive income/loss. We are currently assessing the impact this exposure draft may have on our Consolidated Financial Statements. If the exposure draft is finalized, we would be required to adopt these proposed changes in the first fiscal year ending after December 15, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 Compared to

Three Months Ended March 31, 2005

For purposes of this report, unless the context otherwise requires, all references herein to the “Company”, “we”, “us”, and “our” mean Union Pacific Railroad Company and Consolidated Subsidiary Companies. For purposes of this report, unless the context otherwise requires, all references herein to the “Corporation” and “UPC” shall mean Union Pacific Corporation and its subsidiaries.

The following discussion should be read in conjunction with the Consolidated Financial Statements and applicable notes to the Consolidated Financial Statements, Item 1, and other information included in this report. Our Consolidated Financial Statements are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (GAAP).

Management’s Discussion and Analysis of Financial Condition and Results of Operations has been omitted in accordance with General Instruction H(1)(a) and (b) of Form 10-Q. In lieu thereof, a narrative analysis is presented.

We are a Class I railroad operating in the United States. Our railroad, along with its subsidiaries, is our one reportable business segment. Although revenue is analyzed by commodity, we analyze the net financial results of the railroad as one segment due to the integrated nature of the rail network.

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

References to our website address in this report, including references in Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 2, are provided as a convenience and do not constitute, and should not be deemed, an incorporation by reference of the information contained on, or available through, the website. Therefore, such information should not be considered part of this report.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenue, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Consolidated Financial Statements may be material. Our critical accounting policies are available in Item 7 of our 2005 annual report on Form 10-K. There have been no significant changes with respect to these policies during the first three months of 2006.

MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

QUARTERLY SUMMARY

Operating income grew 93% to $605 million driven by 18% revenue growth resulting from higher volume levels, fuel surcharge programs, and yield increases. In addition, mild winter weather conditions, network management initiatives, and capacity improvements contributed to improved financial results compared to the first quarter of 2005, which were hampered by the January West Coast storm. The January West Coast storm reduced net income by approximately $34 million during the first quarter of 2005. Conversely, higher locomotive diesel fuel prices; volume-related expenses; wage, benefit, and materials inflation; and personal injury costs partially offset the higher revenues and operating efficiencies.

In the first quarter of 2006, we handled record volume for any first quarter, which exceeded volume during the same period of last year by 4%. Despite higher volumes, our operations improved modestly from the first quarter of 2005 with slight improvements in both average train speed and average terminal dwell time, as reported to the Association of American Railroads. We benefited from mild winter weather during the quarter and did not experience the operating delays and expenses typically associated with winter weather conditions. Additionally, better weather conditions allowed us to accelerate implementation of our network management initiatives and our capital programs. We continue to focus on increasing velocity, improving asset utilization, and increasing our capacity. In the second quarter of 2005, we began implementation of the Unified Plan, a major initiative to help us achieve these goals by simplifying our network and reducing car handlings and work events. In the first quarter of 2006 compared to the same period of 2005, we decreased the rate of car handlings or switches at intermediate terminals and the rate of en route work events by 12% and 16%, respectively, excluding energy carloads. These reductions translated to improved average terminal dwell time, which decreased by one half hour in the first quarter of 2006, resulting in cost savings and improved car utilization. During the second quarter of 2006, our focus under the Unified Plan will involve the southern and western regions.

Operating Revenue

Millions of Dollars	Three Months Ended March 31,		% Change
	2006	2005
Commodity revenue	$3,543	$3,004	18%
Other revenue	159	140	14
Total operating revenue	$3,702	$3,144	18%

Operating revenue includes commodity revenue and other revenue. Other revenue consists primarily of revenue earned by our subsidiaries, revenue from our commuter rail operations, and accessorial revenue, which we earn when customers retain equipment owned or controlled by us. We recognize commodity revenue on a percentage-of-completion basis as freight moves from origin to destination. We allocate commodity revenue between reporting periods based on the relative transit time in each reporting period and recognize expenses as incurred. We recognize other revenue as service is performed or contractual obligations are met.

Commodity revenue improved in all six business groups during the first quarter of 2006, with over 20% growth in the agricultural products, industrial products, intermodal, and automotive commodity groups. Fuel surcharges, price increases, and index-based contract escalators, which are formulas in our shipping contracts that correlate price adjustments to certain economic indexes, all contributed to higher average revenue per car (ARC). Our fuel surcharge programs (excluding index-based contract escalators that contain some provision for fuel) generated an additional $191 million in commodity revenue compared to the same period in 2005, contributing 6% revenue growth. Volume increased 4% during the period led by substantial growth in intermodal, agricultural products, and automotive shipments, which was partially offset by lower chemical and energy shipments. Contributing to the comparative volume growth in the first quarter of 2006 is the negative impact of the January West Coast storm on 2005 volume.

Subsidiary and accessorial revenue increased other revenue in the first quarter of 2006, mainly driven by higher volumes. In addition, we generated higher subsidiary revenue from Bay Pacific Financial L.L.C. (Bay Pacific), an intermodal equipment leasing entity, as we acquired our joint venture partner’s interest in Bay Pacific during the third quarter of 2005.

The following tables summarize the year-over-year changes in commodity revenue, revenue carloads, and average revenue per car by commodity type:

Commodity Revenue Millions of Dollars	Three Months Ended March 31,		% Change
	2006	2005
Agricultural Products	$563	$448	26%
Automotive	361	293	23
Chemicals	501	441	14
Energy	699	668	5
Industrial Products	775	630	23
Intermodal	644	524	23
Total	$3,543	$3,004	18%

Revenue Carloads Thousands	Three Months Ended March 31,		% Change
	2006	2005
Agricultural Products	234	216	8%
Automotive	210	192	9
Chemicals	218	228	(4)
Energy	550	574	(4)
Industrial Products	366	358	2
Intermodal	815	732	11
Total	2,393	2,300	4%

Average Revenue Per Car	Three Months Ended March 31,		% Change
	2006	2005
Agricultural Products	$2,405	$2,076	16%
Automotive	1,722	1,524	13
Chemicals	2,303	1,937	19
Energy	1,271	1,163	9
Industrial Products	2,115	1,758	20
Intermodal	790	716	10
Total	$1,481	$1,306	13%

Agricultural Products – Price increases, volume growth, and fuel surcharges increased commodity revenue in the first quarter of 2006 versus 2005. Carloads of grain products grew as we shipped more corn and feed grains for gulf export and dry feed ingredients to Mexico. Increased shipments of beer from Mexico also contributed to the volume growth. Price and fuel surcharge increases drove ARC improvement, which was partially offset by the negative impact of shorter average lengths of haul.

Automotive – Revenue increased in the first quarter of 2006 due to fuel surcharges, volume growth, and price increases. Finished vehicle shipments grew as higher inventories at the end of 2005 translated into strong demand for transportation in the first quarter of 2006. Higher shipments of finished vehicles from GM and Ford and higher import volumes from Toyota also drove the volume increase. Automotive parts shipments also grew, but to a lesser extent in the first quarter period compared to 2005. Fuel surcharge growth and price increases, coupled with less growth in parts shipments that have lower ARC drove the ARC improvement.

Chemicals – Revenue increased in the first quarter of 2006 primarily due to price increases, fuel surcharges, and index-based contract escalators, which also drove ARC improvement. Volume declined due to softer export markets for fertilizer, plastics, and liquid and dry chemicals shipments. An agreement providing the BNSF Railway Company (BNSF) access to certain facilities in the Bayport, Texas area also contributed to the lower plastics shipments.

Energy – Revenue increased in the first quarter of 2006 primarily due to fuel surcharges, price increases, and index-based contract escalators, which also drove ARC improvement. Carloadings for the quarter decreased primarily due to temporary outages at mines in Colorado and Utah, reducing quarter-over-quarter shipments by 20%. The mines returned to full production in early April of 2006. Carloadings from the Southern Powder River Basin of Wyoming (SPRB) were essentially flat in the first quarter of 2006 versus 2005, and lower than our expectations. Over 250 train loadings were missed during the period, approximately 55% were not loaded as a result of operational problems at the mines and 45% were not loaded due to either SPRB Joint Line operational issues with the BNSF or our network operations.

Industrial Products – Price increases, fuel surcharges, volume growth and the positive mix impact of transporting more shipments with a higher average ARC generated revenue growth in the first quarter of 2006. More stone shipments resulting from larger trains and efficiency improvements drove volume growth. Lumber, steel, and cement shipments also increased, partially offset by lower newsprint and fiber and recyclable moves, leading to the favorable ARC impact. Strong construction demand for lumber and cement along with solid domestic market conditions for steel and pipe fueled growth in these commodities.

Intermodal – Strong volume growth, fuel surcharges, price increases and index-based contract escalators led to higher revenue in the first quarter of 2006. Carloadings grew due to strong imports, primarily from China and the rest of Asia, and stronger domestic traffic. In addition, first quarter 2005 volume levels were hampered by the January 2005 West Coast storm, which contributed to comparative improvements in this quarter. ARC in the first quarter of 2006 improved due to fuel surcharges, price increases, and index-based contract escalators.

Mexico Business – Each commodity group discussed above includes revenue from shipments to and from Mexico. Revenue from Mexico business increased 26% to $313 million in the first quarter of 2006 compared to the same period in 2005 driven by price increases, fuel surcharges, and volume growth. Increased shipments of finished vehicles, automotive parts, import beer, and dry feed ingredients led the volume growth.

Operating Expenses

Millions of Dollars	Three Months Ended March 31,		% Change
	2006	2005
Salaries, wages, and employee benefits	$1,108	$1,079	3%
Fuel and utilities	692	539	28
Equipment and other rents	367	352	4
Depreciation	303	289	5
Materials and supplies	164	135	21
Casualty costs	109	94	16
Purchased services and other costs	354	343	3
Total	$3,097	$2,831	9%

Operating expenses increased $266 million in the first quarter of 2006 versus the comparable period in 2005. A 29% increase in locomotive fuel prices accounted for $145 million of this increase. While our fuel surcharge programs helped offset these expenses in the form of higher revenue, we remain below 100% recovery of the additional expense incurred above the base fuel price of $0.75 per gallon for our fuel surcharge programs. Inflation of wages, benefits, and materials and supplies; a larger workforce; volume-related expenses; higher locomotive and freight car lease expense; and personal injury costs resulted in most of the additional increase. Lower training costs, an improved fuel consumption rate, and improved car cycle times (which reduced freight car rental expense) partially offset these costs.

Salaries, Wages, and Employee Benefits – Several factors drove higher labor expenses in the first quarter of 2006 versus 2005. General wage and benefit inflation continued to increase expenses, reflecting higher salaries and wages and the impact of higher healthcare and other benefit costs. We also incurred additional expenses associated with higher volume levels, a 2% increase in our workforce, and higher management compensation costs driven by stock compensation expense pursuant to Financial Accounting Standards Board (FASB) Statement No. 123(R), Share-Based Payment. Conversely, lower crew training costs, reduced protection pay, and network improvements boosted by mild winter weather conditions partially offset these costs. Expenses were also lower in 2006 as the first quarter of 2005 included higher labor expenses associated with the January West Coast storm.

Fuel and Utilities – Fuel and utilities include locomotive fuel, utilities other than telephone, and gasoline and other fuels. Higher diesel fuel prices, which averaged $1.87 per gallon (including taxes and transportation costs) in the first quarter of 2006 compared to $1.45 per gallon in the same period in 2005, increased expenses by $145 million. A 2% increase in gross ton-miles resulted in $8 million of additional expenses. However, we improved our consumption rate by 2% through both fuel conservation programs and the use of newer, more fuel-efficient locomotives, which provided a $7 million reduction in expense compared to 2005. Gasoline, utilities, and propane expenses increased $6 million in the first quarter of 2006 due to higher prices.

Equipment and Other Rents – Equipment and other rents primarily includes rental expense we pay for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; other specialty equipment leases; and office and other rentals. In the first quarter of 2006, the number of leased locomotives and freight cars increased, resulting in additional lease expense. Strong intermodal and automotive volume growth also increased our short-term freight car rental expense. Improved car cycle times partially offset these increases, which lowered short-term freight car rental expense.

Depreciation – A majority of depreciation relates to track structure, including rail, ties, and other track material. A higher depreciable asset base, reflecting higher capital spending in recent years, increased depreciation expense in the first quarter of 2006.

Materials and Supplies – Materials used to maintain our lines, structures, and equipment are the principal component of materials and supplies expense. This expense item also includes small tools, office supplies, other materials, and the costs of freight services to ship our materials. During the first quarter of 2006, materials and supplies expense increased, primarily due to locomotive and freight car maintenance. We used more repair materials to maintain a larger fleet of locomotives, including a growing number of units not covered by warranties. In addition, we performed maintenance on more locomotives that were serviced internally and not subject to maintenance contracts with third-party contractors, compared to the first quarter 2005. We also incurred higher costs for car wheel sets and lube oil.

Casualty Costs – Personal injury expense, freight and property damage, insurance, and environmental costs are the primary components of casualty costs. Higher personal injury expense drove the first quarter year-over-year increase, mainly due to higher estimated costs for future claims and adverse developments on a small group of existing claims. Insurance costs also increased in the first quarter of 2006 compared to 2005 due to higher premiums. Lower freight loss and damage expense and lower costs for destruction of foreign or leased equipment partially offset these higher costs. We incur expense for destruction of foreign equipment when equipment owned by other railroads is damaged while in our possession.

Purchased Services and Other Costs – Purchased services and other costs include the costs of services purchased from outside contractors, state and local taxes, net costs of operating facilities jointly used by other railroads and us, transportation and lodging for train crew employees, trucking and contracting costs for intermodal containers, leased automobile maintenance expenses, telephone and cellular expense, employee travel expense, and computer and other general expenses. Expenses increased in the first quarter of 2006 due to higher state and local taxes driven in part by higher diesel fuel prices, volume-related expenses associated with crew transportation and lodging, as well as trucking services provided by intermodal carriers. Lower freight car and locomotive contract maintenance costs and lower expenses associated with jointly owned operating facilities partially offset these costs. In addition, we incurred clean-up and restoration expenses in the first quarter of 2005 due to the January West Coast storm.

Non-Operating Items

Millions of Dollars	Three Months Ended March 31,		% Change
	2006	2005
Other income	$ 7	$ 16	(56)%
Interest expense	(125)	(122)	2
Income taxes	(184)	(78)	136

Other Income – Lower net gains from non-operating asset sales, lower interest income resulting from lower cash balances, and higher expenses due to rising interest rates associated with our sale of receivables program drove other income lower in the first quarter of 2006 compared to 2005.

Interest Expense – Higher interest expense in the first quarter of 2006 was primarily due to increasing weighted-average debt levels of $6.8 billion in the first quarter of 2006 compared to $6.5 billion in the first quarter of 2005. Our effective interest rate for the first quarters of 2006 and 2005 were 7.3% and 7.4%, respectively, which slightly offset the impact of the increasing average debt levels.

Income Taxes – Income taxes were greater in the first quarter of 2006 primarily due to higher 2006 pre-tax income. Our effective tax rate for the first quarter of 2006 was 37.8% while the rate for the first quarter of 2005 was 37.7%.

OTHER OPERATING AND FINANCIAL STATISTICS

We report key performance measures weekly to the Association of American Railroads, including carloads, average train speed, average daily inventory of rail cars on our system, and average terminal dwell time. The operating data are available on our website at www.up.com/investors/reports/index.shtml.

	Three Months Ended March 31,		% Change
	2006	2005
Average train speed (miles per hour)	21.3	21.1	1%
Average terminal dwell time (hours)	29.0	29.5	(2)
Gross ton-miles (billions)	263.1	258.4	2
Revenue ton-miles (billions)	139.3	137.5	1
Average full-time equivalent employees	50,262	49,294	2

Average Train Speed – Average train speed is calculated by dividing train miles by hours operated on our main lines between terminals. Network management initiatives created additional capacity in our network, allowing us to move 4% more volume at an improved average train speed during the first quarter of 2006.

Average Terminal Dwell Time – Average terminal dwell time is the average time that a rail car spends at our terminals. Lower average terminal dwell time is favorable. The improvement in dwell time was the result of network management initiatives and directed efforts to more timely deliver rail cars off-line to our interchange partners and customers.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded or empty freight cars by the number of miles hauled. Revenue ton-miles are based on tariff miles and do not include the weight of freight cars. In the first quarter of 2006, gross and revenue ton-miles grew 2% and 1% respectively, while carloadings increased 4%. Substantial volume growth in the lower density commodity groups of intermodal and automotive, combined with a decrease in the higher density commodities of energy and chemicals, impacted growth rates of gross and revenue ton-miles in relation to carload growth.

Average Full-Time Equivalent Employees – The first quarter 2006 increase includes the addition of employees needed to complete increased track repair and replacement programs, more employees to maintain our larger locomotive and freight car fleet, the hiring of operations management personnel, including an expanded management training program, and train and engine personnel.

OTHER MATTERS

Transactions with Affiliates – At March 31, 2006 and December 31, 2005, we had $813 million and $782 million working capital deficit balances, respectively, relating to UPC’s management of our cash position. As part of UPC’s cash management activities, we advance excess cash (cash available after satisfying all of our obligations and paying dividends to UPC) to UPC. We declare and pay dividends to UPC, which typically approximate the dividends that UPC declares to its shareholders; however, there is no formal requirement to do so. The dividend declaration between UPC and us is determined solely by our Board of Directors. To the extent we require additional cash for use in our operations, UPC makes such funds available to us for borrowing. Transactions with UPC are treated as net intercompany borrowings in the Consolidated Statements of Financial Position.

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

UPC provides us with various services, including strategic planning, legal, treasury, accounting, auditing, insurance, human resources, and corporate affairs. Billings for these services were $22 million and $17 million for the three months ended March 31, 2006 and 2005, respectively.

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

Accounting Pronouncements – In July 2005, the FASB issued an exposure draft, Accounting for Uncertain Tax Positions, an Interpretation of FASB Statement No. 109. As drafted, the interpretation would require companies to recognize the best estimate of the impact of a tax position only if that position is probable of being sustained during a tax audit. However, in November 2005 the FASB voted to replace the probable threshold and instead require companies to recognize the best estimate of the impact of a tax position only if that position is more likely than not to be sustained during a tax audit. The FASB expects to issue a final interpretation in the second quarter of 2006 with a target effective date as of the beginning of the first fiscal year beginning after December 15, 2006. When it is available, we will review the final interpretation to determine the impact it may have on our Consolidated Financial Statements.

In March 2006, the FASB issued an exposure draft for the first phase of its project to reconsider the accounting for postretirement benefits, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132(R). The exposure draft would require us to recognize the difference between the fair value of plan assets and the benefit obligation in our financial statements as a component of accumulated other comprehensive income/loss. We are currently assessing the impact this exposure draft may have on our Consolidated Financial Statements. If the exposure draft is finalized, we would be required to adopt these proposed changes in the first fiscal year ending after December 15, 2006.

Ratio of Earnings to Fixed Charges – Our ratio of earnings to fixed charges was 3.6 and 2.2 for the quarters ended March 31, 2006 and 2005, respectively. The ratio of earnings to fixed charges was computed on a consolidated basis. Earnings represent net income, less equity earnings net of distributions, plus fixed charges and income taxes. Fixed charges represent interest charges, amortization of debt discount, and an estimated amount representing the interest portion of rental charges.

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

The following important factors, in addition to those discussed in Risk Factors in Item 1A of our 2005 annual report on Form 10-K, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements:

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

•	legislative and regulatory developments, including possible legislation to re-regulate the rail industry;

•	any adverse economic or operational repercussions related to the transportation of hazardous materials, which we are required to transport under federal law;

•	natural events such as severe weather, fire, hurricanes, floods, earthquakes, or other disruptions of our operating systems, structures, and equipment;

•	the impact of ongoing track maintenance and restoration in the Southern Powder River Basin of Wyoming;

•	changes in fuel prices, including price increases caused by the effects of severe weather, other events, or disruptions of domestic refining capacity;

•	material adverse changes in economic and industry conditions, both within the United States and globally;

•	adverse economic conditions affecting customer demand and the industries and geographic areas that produce and consume commodities we carry;

•	transportation industry competition, conditions, performance, and consolidation;

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

None.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Environmental Matters

As we reported in our Annual Report on Form 10-K for 2001, on January 30, 2002, the Louisiana Department of Environmental Quality (LDEQ) issued us a notice of a proposed penalty assessment in the amount of $195,700. The proposed penalty relates to the derailment of one of our trains carrying hazardous materials near Eunice, Louisiana, on May 27, 2000. We met with the LDEQ regarding this matter to demonstrate that no penalty should be assessed. On December 28, 2005, the LDEQ amended the proposed penalty to $47,113, and we submitted payment on February 13, 2006.

On October 25, 2005, the State of Washington Department of Ecology notified us that a $106,000 penalty had been assessed against us for a November 15, 2003, incident near Kelso, Washington. In that incident, our train collided with a BNSF train, derailing three of our locomotives. The Department of Ecology contends that diesel fuel and lube oil from the derailed locomotives entered waters of the State of Washington. We asked the state to reconsider the penalty amount. On April 10, 2006, the Department of Ecology notified us that our request had been denied and the amount of the penalty was affirmed. We currently are considering appealing the penalty.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our 2005 annual report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibits Filed with this Statement

12	Ratio of Earnings to Fixed Charges for the Three Months Ended March 31, 2006 and 2005.

31(a)	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – James R. Young.

31(b)	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Robert M. Knight, Jr.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – James R. Young and Robert M. Knight, Jr.

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

Dated: May 5, 2006

UNION PACIFIC RAILROAD COMPANY (Registrant)

By	/s/ Robert M. Knight, Jr.
Robert M. Knight, Jr.,
Executive Vice President – Finance and Chief Financial Officer
(Principal Financial Officer)

By	/s/ Richard J. Putz
Richard J. Putz,
Chief Accounting Officer and Controller
(Principal Financial Officer)