Form 10-Q
period 2006-09-30
UNION PACIFIC RAILROAD CO/DE
filed 2006-11-01
CIK 92259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐  Yes    ☑  No

As of October 31, 2006, the Registrant had outstanding 7,130 shares of Common Stock, $10 par value, and 620 shares of Class A Stock, $10 par value.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

TABLE OF CONTENTS

UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Statements of Income (Unaudited)

Union Pacific Railroad Company and Consolidated Subsidiary Companies

Millions of Dollars, For the Three Months Ended September 30,	2006	2005
Operating revenues	$3,975	$3,454
Operating expenses:
Salaries, wages, and employee benefits	1,145	1,077
Fuel and utilities	821	673
Equipment and other rents	370	355
Depreciation	311	294
Materials and supplies	178	140
Casualty costs	82	109
Purchased services and other costs	316	325
Total operating expenses	3,223	2,973
Operating income	752	481
Other income	18	41
Interest expense	(124)	(125)
Income before income taxes	646	397
Income taxes	(236)	(24)
Net income	$410	$373

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Income (Unaudited)

Union Pacific Railroad Company and Consolidated Subsidiary Companies

Millions of Dollars, For the Nine Months Ended September 30,	2006	2005
Operating revenues	$11,591	$9,933

Operating expenses:
Salaries, wages, and employee benefits	3,380	3,217
Fuel and utilities	2,307	1,809
Equipment and other rents	1,107	1,047
Depreciation	921	874
Materials and supplies	520	403
Casualty costs	302	305
Purchased services and other costs	984	1,018
Total operating expenses	9,521	8,673
Operating income	2,070	1,260
Other income	50	87
Interest expense	(374)	(369)
Income before income taxes	1,746	978
Income taxes	(654)	(239)
Net income	$1,092	$739

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Financial Position (Unaudited)

Union Pacific Railroad Company and Consolidated Subsidiary Companies

Millions of Dollars, Except Share and Per Share Amounts	September 30, 2006	December 31, 2005
Assets

Current assets:
Cash and cash equivalents	$108	$403
Accounts receivable, net	732	666
Materials and supplies	427	331
Current deferred income taxes	279	288
Other current assets	161	144
Total current assets	1,707	1,832
Investments:
Investments in and advances to affiliated companies	846	789
Other investments	12	17
Total investments	858	806
Properties:
Road	35,206	33,812
Equipment	7,605	7,675
Other	177	182
Total cost	42,988	41,669
Accumulated depreciation	(10,354)	(9,711)
Net properties	32,634	31,958
Other assets	454	465
Total assets	$35,653	$35,061
Liabilities and Common Shareholders’ Equity

Current liabilities:
Accounts payable	$660	$779
Accrued wages and vacation	418	408
Accrued casualty costs	403	403
Income and other taxes	297	241
Third-party debt due within one year	143	146
Equipment rents payable	119	130
Other current liabilities	559	507
Total current liabilities	2,599	2,614
Intercompany borrowings from UPC	4,829	5,083
Third-party debt due after one year	1,490	1,597
Deferred income taxes	9,548	9,457
Accrued casualty costs	868	876
Retiree benefits obligation	840	855
Other long-term liabilities	653	602
Mandatorily redeemable preference shares	10	11
Commitments and contingencies (See note 8)
Total liabilities	20,837	21,095
Common shareholders’ equity:
Common stock, par value $10.00 per share, 9,200 shares authorized, 4,465 shares outstanding	-	-
Class A stock, par value $10.00 per share, 800 shares authorized, 388 shares outstanding	-	-
Paid-in-surplus	4,782	4,782
Retained earnings	10,264	9,414
Accumulated other comprehensive loss	(230)	(230)
Total common shareholders’ equity	14,816	13,966
Total liabilities and common shareholders’ equity	$35,653	$35,061

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Cash Flows (Unaudited)

Union Pacific Railroad Company and Consolidated Subsidiary Companies

Millions of Dollars, For the Nine Months Ended September 30,	2006	2005
Operating Activities
Net income	$1,092	$739
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	921	874
Deferred income taxes	131	9
Net gain from non-operating asset sales	(34)	(84)
Other, net	(41)	(29)
Changes in current assets and liabilities, net	(191)	35
Cash provided by operating activities	1,878	1,544
Investing Activities
Capital investments	(1,694)	(1,675)
Proceeds from asset sales	80	132
Other investing activities, net	48	(70)
Cash used in investing activities	(1,566)	(1,613)
Financing Activities
Dividends paid to parent	(242)	(235)
Debt repaid	(111)	(114)
Intercompany (advances) borrowings	(254)	249
Cash used in financing activities	(607)	(100)
Net change in cash and cash equivalents	(295)	(169)
Cash and cash equivalents at beginning of year	403	236
Cash and cash equivalents at end of period	$108	$67
Changes in Current Assets and Liabilities, Net
Accounts receivable, net	$(66)	$(99)
Materials and supplies	(96)	(68)
Other current assets	(17)	20
Accounts, wages and vacation payable	(109)	147
Other current liabilities	97	35
Total	$(191)	$35
Supplemental cash flow information:
Cash paid during the period for:
Interest	$(406)	$(393)
Income taxes, net	(440)	(222)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statement of Changes in Common Shareholders’ Equity (Unaudited)

Union Pacific Railroad Company and Consolidated Subsidiary Companies

							Accumulated Other Comprehensive Income/(Loss)
Millions of Dollars	Common Shares	Class A Shares	Common Stock	Class A Stock	Paid-in- Surplus	Retained Earnings	Minimum Pension Liability Adj.	Foreign Currency Trans. Adj.	Derivative Adj.	Total
Balance at Jan. 1, 2006	4,465	388	$-	$-	$4,782	$9,414	$(211)	$(13)	$(6)	$13,966
Comprehensive income:
Net income			-	-	-	1,092	-	-	-	1,092
Other comp. income/(loss) [a]			-	-	-	-	2	(3)	1	-
Total comprehensive income/(loss)			-	-	-	1,092	2	(3)	1	1,092
Dividends declared	-	-	-	-	-	(242)	-	-	-	(242)
Balance at September 30, 2006	4,465	388	$-	$-	$4,782	$10,264	$(209)	$(16)	$(5)	$14,816

[a] Net of tax of $(1).

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

1.    Responsibilities for Financial Statements – Union Pacific Railroad Company (the Registrant), a Class I railroad incorporated in Delaware and an indirect wholly owned subsidiary of Union Pacific Corporation (the Corporation or UPC), together with a number of wholly owned and majority owned subsidiaries, operates various railroad and railroad-related businesses. Our Consolidated Financial Statements are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America. Our Consolidated Statement of Financial Position at December 31, 2005, is derived from audited financial statements. This quarterly report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2005 annual report on Form 10-K. The results of operations for the three and nine months ended September 30, 2006, are not necessarily indicative of the results for the entire year ending December 31, 2006. Certain prior year amounts have been reclassified to conform to the 2006 Consolidated Financial Statement presentation. These reclassifications were not material, individually or in aggregate.

2.    Stock-Based Compensation – We participate in the Corporation’s stock incentive programs. The Corporation has several stock-based compensation plans under which our employees receive stock options, nonvested retention shares, and nonvested stock units. We refer to the nonvested shares and stock units collectively as “retention awards”. There were 18 million shares authorized and available for grant as stock-based compensation at September 30, 2006.

We adopted Financial Accounting Standards Board (FASB) Statement No. 123(R), Share-Based Payment (FAS 123(R)), on January 1, 2006. FAS 123(R) requires us to measure and recognize compensation expense for all stock-based awards made to employees and directors, including stock options. Compensation expense is based on the calculated fair value of the awards as measured at the grant date and is expensed ratably over the service period of the awards (generally the vesting period). The fair value of retention awards is the stock price on the date of grant, while the fair value of stock options is determined by using the Black-Scholes option pricing model. We elected to use the modified prospective transition method as permitted by FAS 123(R) and did not restate financial results for prior periods. We did not make an adjustment for the cumulative effect of these estimated forfeitures, as the impact was not material.

As a result of the adoption of FAS 123(R), we recognized expense for stock options in the first nine months of 2006, in addition to retention awards, which were expensed prior to 2006. Before taxes, stock-based compensation expense included $2 million and $7 million for stock options and $3 million and $11 million for retention awards for the three- and nine-month periods ended September 30, 2006, respectively.

Prior to the adoption of FAS 123(R), we applied the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation expense related to stock option grants was reflected in net income, as all options granted under those plans had a grant price equal to the market value of our common stock on the date of grant. Stock-based compensation expense related to retention shares, stock units, and other incentive plans was reflected in net income. The following table details the effect on net income had compensation expense for all of our stock-based awards, including stock options, been recorded in the three and nine months ended September 30, 2005 based on the fair value method under FASB Statement No. 123, Accounting for Stock-Based Compensation.

Millions of Dollars	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$ 373	$ 739
Stock-based employee compensation expense included in reported net income, net of tax	2	5
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax [a]	(4)	(20)
Pro forma net income	$ 371	$ 724

[a]	Stock options for executives granted in 2002 and 2003 included a reload feature. This reload feature allowed executives to exercise their options using shares of Union Pacific Corporation common stock that they already owned and obtain a new grant of options in the amount of the shares used for exercise plus any shares withheld for tax purposes. The reload feature of these option grants could only be exercised if the price of our common stock increased at least 20% from the price at the time of the reload grant. During the nine months ended September 30, 2005, reload option grants represented $6 million of the pro forma expense noted above. During the three months ended September 30, 2005, there were no reload option grants represented in the pro forma expense noted above. There were no reload option grants during 2006 as stock options exercised after January 1, 2006 are not eligible for the reload feature.

Stock Options – We estimate the fair value of our stock option awards using the Black-Scholes option pricing model. Groups of employees that have similar historical and expected exercise behavior are considered separately for valuation purposes. The table below shows the year-to-date weighted-average of the assumptions used when valuing these separate groups:

	2006	2005
Risk-free interest rate	4.5%	3.7%
Dividend yield	1.4%	1.9%
Expected life (years)	6.0	4.8
Volatility	25.3%	21.0%
Weighted-average grant-date fair value of options granted	$24.97	$12.30

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

A summary of stock option activity during the first nine months of 2006 is presented below:

	Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2006	8,704,157	$ 59.08
Granted	955,050	86.04
Exercised	(2,337,402)	56.41
Transfers (to)/from UPC	(369,073)	61.71
Forfeited or expired	(36,600)	65.71
Outstanding at September 30, 2006	6,916,132	$ 63.53
Options exercisable at September 30, 2006	5,918,832	$ 59.99

The weighted-average remaining contractual terms of options outstanding and exercisable at September 30, 2006 were 5.6 years and 5.0 years, respectively. The aggregate intrinsic value of options outstanding and exercisable at September 30, 2006 was $165 million and $162 million, respectively.

Stock options are granted at market price on the date of grant, have ten-year contractual terms, and vest no later than three years from the date of grant. While the majority of the options that were granted in 2006 will vest over a three-year service period, a smaller percentage of options awarded in 2006 and the nonvested options that were awarded in prior years will vest two years from the grant date. None of the stock options outstanding at September 30, 2006 are subject to performance or market-based vesting conditions.

At September 30, 2006, there was $17 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.9 years. Additional information regarding stock option exercises appears in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of Dollars	2006	2005	2006	2005
Aggregate grant-date fair value of stock options vested	$ -	$ -	$ 16	$ 18
Intrinsic value of stock options exercised	5	20	75	59
UPC tax benefit realized from option exercises	2	8	28	22

Retention Awards – The fair value of retention awards is based on the market price of the stock at the grant date.

Changes in our retention awards during the first nine months of 2006 were as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2006	640,140	$ 59.05
Granted	324,600	86.03
Vested	(297,101)	56.44
Forfeited	(10,999)	70.16
Nonvested at September 30, 2006	656,640	$ 73.38

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

At September 30, 2006, there was $28 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 2.1 years. A portion of this expense is subject to achievement of the performance criteria under the LTP.

3.    Operations and Segmentation – We are a Class I railroad operating in the United States. Our railroad, along with its subsidiaries, is our one reportable business segment. Although revenue is analyzed by commodity, we analyze the net financial results of our railroad as one segment due to the integrated nature of the rail network.

4.    Transactions with Affiliates – At September 30, 2006 and December 31, 2005, we had $892 million and $782 million working capital deficit balances, respectively, relating to UPC’s management of our cash position. As part of UPC’s cash management activities, we advance excess cash (cash available after satisfying all of our obligations and paying dividends to UPC) to UPC. We declare and pay dividends to UPC, which typically approximate the dividends that UPC declares to its shareholders; however, there is no formal requirement to do so. The dividend declaration between UPC and us is determined solely by our Board of Directors. To the extent we require additional cash for use in our operations, UPC makes such funds available to us for borrowing. Transactions with UPC are treated as net intercompany borrowings in the Consolidated Statements of Financial Position.

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

UPC provides us with various services, including strategic planning, legal, treasury, accounting, auditing, insurance, human resources, and corporate affairs. Charges for these services were $46 million and $41 million for the nine months ended September 30, 2006 and 2005, respectively.

5.    Financial Instruments

Strategy and Risk – We may use derivative financial instruments in limited instances for other than trading purposes to assist in managing our overall exposure to fluctuations in interest rates and fuel prices. We are not a party to leveraged derivatives and, by policy, do not use derivative financial instruments for speculative purposes. Derivative financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. We formally document the nature and relationships between the hedging instruments and hedged items, as well as our risk-management objectives, strategies for undertaking the various hedge transactions, and method of assessing hedge effectiveness. Changes in the fair market value of derivative financial instruments that do not qualify for hedge accounting are reflected in earnings. We may use swaps, collars, futures, and/or forward contracts to mitigate the risk of adverse movements in interest rates and fuel prices; however, the use of these derivative financial instruments may limit future benefits from favorable price movements.

Market and Credit Risk – We address market risk by selecting derivative financial instruments with value fluctuations that highly correlate with the underlying hedged item. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring high credit standards for counterparties and periodic settlements. At September 30, 2006 and December 31, 2005, we were not required to provide collateral, nor had we received collateral, relating to our hedging activities.

Interest Rate Cash Flow Hedges – We report changes in the fair value of cash flow hedges in accumulated other comprehensive loss until the hedged item affects earnings. At September 30, 2006, we had a reduction of $5 million recorded as an accumulated other comprehensive loss that is being amortized on a straight-line basis through September 30, 2014. As of September 30, 2006 and December 31, 2005, we had no interest rate cash flow hedges outstanding.

Fuel Swaps – We entered into two fuel basis swaps for the period August 2006 through July 2008, which cover a total of 3.6 million barrels of diesel fuel. These commodity basis swaps require us to make payments to, or receive payments from, the counterparty based on the difference between certain price indices. Changes in the fair market value of these swaps are reflected in fuel expense. We reported a derivative asset of approximately $1.6 million at September 30, 2006, which represents the fair value of the swaps. The swaps reduced fuel expense for the third quarter of 2006 by $1.5 million, which included monthly net settlements with the counterparty and the fair value recognition at September 30, 2006.

Sale of Receivables – We transfer most of our accounts receivable to Union Pacific Receivables, Inc. (UPRI), a bankruptcy-remote subsidiary, as part of a sale of receivables facility. UPRI sells, without recourse, an undivided interest in such accounts receivable to investors. The total capacity to sell undivided interests to investors under the facility was $600 million at both September 30, 2006 and December 31, 2005. The value of the outstanding undivided interest held by investors under the facility was $600 million at both September 30, 2006 and December 31, 2005. The value of the outstanding undivided interest held by investors is not included in our Consolidated Financial Statements. The value of the undivided interest held by investors was supported by $1,234 million and $1,226 million of accounts receivable held by UPRI at September 30, 2006 and December 31, 2005, respectively. At September 30, 2006 and December 31, 2005, the value of the interest retained by UPRI was $634 million and $626 million, respectively. The interest in accounts receivable held by UPRI is included in accounts receivable in our Consolidated Financial Statements, whereas the interest sold to investors is sold at carrying value, which approximates fair value, and there is no gain or loss recognized from the transaction.

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

We have been designated to service the sold receivables; however, we do not recognize any servicing asset or liability as the servicing fees adequately compensate us for our responsibilities. We collected approximately $11 billion and $10 billion during the nine months ended September 30, 2006 and 2005, respectively. UPRI used certain of these proceeds to purchase new receivables under the facility.

The costs of the sale of receivables program are included in other income and were $9 million and $6 million for the three months ended September 30, 2006 and 2005, respectively, and $25 million and $16 million for the nine months ended September 30, 2006 and 2005, respectively. The costs include interest, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability.

The investors have no recourse to our other assets except for customary warranty and indemnity claims. Our creditors have no recourse to the assets of UPRI. The sale of receivables program expires in August 2007.

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

See note 10 to the Consolidated Financial Statements for a discussion of FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (FAS 158).

Expense – Both pension and OPEB expense are determined based upon the annual service cost of benefits (the actuarial cost of benefits earned during a period) and the interest cost on those liabilities, less the expected return on plan assets. The expected long-term rate of return on plan assets is applied to a calculated value of plan assets that recognizes changes in fair value over a five-year period. This practice is intended to reduce year-to-year volatility in pension expense, but it can have the effect of delaying the recognition of differences between actual returns on assets and expected returns based on long-term rate of return assumptions. Differences in actual experience in relation to assumptions are not recognized immediately, but are deferred and, if necessary, amortized as pension or OPEB expense.

The components of our net periodic pension costs were as follows:

	Pension
	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of Dollars	2006	2005	2006	2005
Service cost	$ 9	$ 6	$ 25	$ 23
Interest cost	30	28	88	87
Expected return on plan assets	(33)	(33)	(101)	(100)
Amortization of:
Transition obligation	-	(1)	-	(1)
Prior service cost	1	1	5	5
Actuarial loss	6	-	15	5
Total net periodic benefit cost	$ 13	$ 1	$ 32	$ 19

The components of our net periodic OPEB cost/(credit) were as follows:

	OPEB
	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of Dollars	2006	2005	2006	2005
Service cost	$ 1	$ -	$ 4	$ 3
Interest cost	4	6	18	19
Amortization of:
Prior service cost (credit)	(10)	(9)	(24)	(21)
Actuarial loss	3	4	11	10
Total net periodic benefit cost/(credit)	$ (2)	$ 1	$ 9	$ 11

Cash Contributions – In January 2006, we made a $50 million voluntary contribution to the qualified pension plan. The contribution was made with cash generated from operations.

In August of 2006 the Pension Protection Act (PPA) was signed into law. The intent of the legislation is to require companies to fund 100 percent of their pension liability. Annual cash funding is expected to equal the value of benefits accrued during the year plus one-seventh of any underfunded amount. We are currently evaluating the effects of this legislation.

7.    Capital Stock – The number of shares shown in the Common Stock section of the Consolidated Statement of Changes in Common Shareholders’ Equity excluded 2,665 shares of Common Stock and 232 shares of Class A Stock owned by Southern Pacific Rail Corporation, an affiliate of the Registrant, whose results are included in our Consolidated Financial Statements.

8.    Commitments and Contingencies

Asserted and Unasserted Claims – Various claims and lawsuits are pending against us and certain of our subsidiaries. It is not possible at this time for us to determine fully the effect of all unasserted claims on our consolidated results of operations, financial condition, or liquidity; however, to the extent possible, where unasserted claims are considered probable and where such claims can be reasonably estimated, we have recorded a liability. We do not expect that any known lawsuits, claims, environmental costs, commitments, contingent liabilities, or guarantees will have a material adverse effect on our consolidated results of operations, financial condition, or liquidity after taking into account liabilities previously recorded for these matters.

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

Our personal injury liability activity was as follows:

	Nine Months Ended September 30,
Millions of Dollars	2006	2005
Beginning balance	$614	$637
Accruals	208	199
Payments	(189)	(204)
Ending balance	$633	$632
Current portion, ending balance	$271	$272

Our personal injury liability is discounted to present value using applicable U.S. Treasury rates.

Asbestos – We are a defendant in a number of lawsuits in which current and former employees allege exposure to asbestos. Additionally, we have received claims for asbestos exposure that have not been litigated. The claims and lawsuits (collectively referred to as “claims”) allege occupational illness resulting from exposure to asbestos-

containing products. In most cases, the claimants do not have credible medical evidence of physical impairment resulting from the alleged exposures. Additionally, most claims filed against us do not specify an amount of alleged damages.

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

Since 2004, we have used a third party with extensive experience in estimating resolution costs for asbestos-related claims to assist us in assessing the number and value of these unasserted claims through 2034, based on our average claims experience over a multi-year period. The liability for resolving both asserted and unasserted claims is based on the following assumptions:

•	The number of claims to be filed against us will decline each year after 2005.

•	The average settlement values for asserted and unasserted claims will be equivalent to those experienced between 2002 and 2004.

•	The percentage of claims dismissed between 2002 and 2004 will continue through 2034.

Our asbestos-related liability activity was as follows:

	Nine Months Ended September 30,
Millions of Dollars	2006	2005
Beginning balance	$ 311	$ 324
Accruals	-	-
Payments	(7)	(9)
Ending balance	$ 304	$ 315
Current portion, ending balance	$ 16	$ 17

Our liability for asbestos-related claims is not discounted to present value due to the uncertainty surrounding the timing of future payments. At September 30, 2006 and December 31, 2005, approximately 16% of the recorded liability related to asserted claims, and approximately 84% related to unasserted claims. These claims are expected to be paid out through 2034. During the third quarter of 2006, our third-party consultants assisted us in reviewing our actual asbestos claim and settlement experience through the first half of 2006 compared to the assumptions used in the 2004 estimate, and we determined that no adjustment to our estimate was necessary. We will continue to review actual experience and adjust our estimate as warranted.

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

Additionally, we have a legal obligation to properly dispose of asbestos-containing materials. The estimated fair value of this obligation is $5 million at both September 30, 2006 and December 31, 2005, which was recorded as a long-term liability.

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have identified approximately 376 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 41 sites that are the subject of actions taken by the U.S. government, 23 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

Environmental assessments are performed by our consultants and us when environmental issues have been identified with respect to property owned, leased, or otherwise used in the conduct of our business. We expense the cost of the assessments as incurred. We accrue the cost of remediation where our obligation is probable and such costs can be reasonably estimated. We do not discount our environmental liabilities when the timing of the anticipated cash payments is not fixed or readily determinable.

Our environmental liability activity was as follows:

	Nine Months Ended September 30,
Millions of Dollars	2006	2005
Beginning balance	$ 213	$ 201
Accruals	26	33
Payments	(28)	(26)
Ending balance	$ 211	$ 208
Current portion, ending balance	$ 49	$ 49

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

Guarantees – At September 30, 2006, we were contingently liable for $433 million in guarantees. We have recorded a liability of $6 million for the fair value of certain of these obligations as of September 30, 2006. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to the financing of our headquarters building, equipment financings, and affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy any of these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated results of operations, financial condition, or liquidity.

Income Taxes – As previously reported in note 4 to our Consolidated Financial Statements, Item 8, in our 2005 annual report on Form 10-K, the Internal Revenue Service (IRS) completed its examinations and issued notices of deficiency for tax years 1995 through 2002. Among their proposed adjustments is the disallowance of tax deductions claimed in connection with certain donations of property. In 2005, the IRS national office issued a Technical Advice Memorandum that left unresolved whether the deductions were proper pending further factual development by the IRS examination team. We continue to dispute the donation issue, as well as many of the other proposed adjustments, and will contest the associated tax deficiencies through the IRS appeals process, and, if necessary, litigation. We do not expect that the ultimate resolution of these examinations will have a material adverse effect on our operating results, financial condition, or liquidity. In addition, tax years 2003 and 2004 are currently under examination by the IRS.

As reported in the Company’s Forms 10-Q for quarters ended June 30, 2005 and September 30, 2005, the final settlements for pre-1995 tax years, along with the IRS Examination Reports for tax years 1995 through 2002, among other things, were considered in a review and re-evaluation of the Company’s estimated deferred tax assets and liabilities. This review resulted in a reduction of deferred income tax liabilities and income tax expense of $123 million in the third quarter of 2005.

9.    Other Income – Other income included the following for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of Dollars	2006	2005	2006	2005
Net gains from non-operating asset sales	$19	$42	$34	$84
Rental income	14	14	54	41
Interest income	2	1	4	5
Sale of receivables program fees	(9)	(6)	(25)	(16)
Non-operating environmental costs and other	(8)	(10)	(17)	(27)
Total	$18	$41	$50	$87

10.    Accounting Pronouncements – In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48). The interpretation limits the amount we recognize to no more than the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement of a tax position. The interpretation is effective for us beginning in the first quarter of 2007. Any change in uncertain tax positions required upon adoption of the interpretation will be an adjustment to beginning retained earnings. We are currently assessing the impact FIN 48 may have on our Consolidated Financial Statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurement (FAS 157). While this statement does not require new fair value measurements, it provides guidance on applying fair value and expands required disclosures. FAS 157 is effective for us beginning in the first quarter of 2008. We are currently assessing the impact FAS 157 may have on our Consolidated Financial Statements.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (FAS 158). FAS 158 requires us to recognize the funded status of the pension and postretirement plans in the balance sheet, along with a corresponding noncash, after-tax adjustment to shareholders’ equity. Funded status is determined as the difference between the fair value of plan assets and the benefit obligation. Changes in the funded status will be recognized in other comprehensive loss. We will adopt FAS 158 at the end of 2006. We do not expect the adoption of FAS 158 to have a material impact on our Consolidated Financial Statements, liquidity or compliance with debt covenants.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement and balance sheet approach and then evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial are now considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior year’s financial statements are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings (deficit) as of the beginning of the fiscal year of adoption. SAB 108 is effective for us at the end of 2006. We do not expect the adoption of SAB 108 will have a material impact on our Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2006 Compared to

Three and Nine Months Ended September 30, 2005

For purposes of this report, unless the context otherwise requires, all references herein to “the Company”, “we”, “us”, and “our” shall mean Union Pacific Railroad Company and Consolidated Subsidiary Companies. For purposes of this report, unless the context otherwise requires, all references herein to the “Corporation” and “UPC” shall mean Union Pacific Corporation and its subsidiaries.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenue, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Consolidated Financial Statements may be material. Our critical accounting policies are available in Item 7 of our 2005 annual report on Form 10-K. There have been no significant changes with respect to these policies during the first nine months of 2006.

RESULTS OF OPERATIONS

Quarterly Summary

We reported net income of $410 million, in the third quarter of 2006 compared to net income of $373 million, for the third quarter of 2005. Year-to-date 2006 net income was $1.1 billion versus $739 million for the same period in 2005. We recognized a non-cash income tax expense reduction of $123 million in the third quarter of 2005.

Improved yields, fuel surcharges, and record commodity volume levels drove a 56% and 64% increase in operating income for the third quarter and year-to-date periods, respectively. In addition, network management initiatives and capacity expansion contributed to improved financial results compared to the first nine months of 2005. Results in 2005 were affected by several weather and operational issues, reducing net income by approximately $77 million. The January West Coast storm reduced net income by approximately $34 million in the first quarter of 2005, the Southern Powder River Basin (SPRB) Joint Line (track jointly owned by the BNSF Railway Company (BNSF) and us) disruption, which began in mid-May, reduced net income by approximately $24 million in the second quarter of 2005, and Hurricanes Katrina and Rita (primarily the latter) lowered third quarter 2005 net income by approximately $19 million. We also recognized the settlement of all insurance claims related to the 2005 January West Coast storm and lower personal injury expense during the third quarter of 2006. Substantially higher fuel prices; volume-related expenses; and wage, benefit, and materials inflation partially offset the higher revenues, insurance settlement, and lower personal injury expense.

In conjunction with robust demand for our rail services, we continue to focus on increasing velocity, improving asset utilization, and expanding our capacity. We handled record third quarter volumes in 2006, exceeding the previous 2005 record by 3%. Despite these record volumes, we continued to see improvement in key operating metrics, including average terminal dwell and freight car utilization, which improved 7% and 3%, respectively, compared to the third quarter of 2005. Our Unified Plan and terminal processing initiatives were key drivers of lower dwell times and improved asset utilization.

As our operations improved, we handled the volume more efficiently and converted the strong demand and yield increases into improved financial results. This is evident in our record operating income of $752 million and a 5.0 percentage point improvement of our operating ratio in the third quarter of 2006 versus the same period in 2005. Record volumes combined with scheduled maintenance in our key corridors; disruptions on the Sunset corridor; and congestion and maintenance on the SPRB Joint Line all affected our average train speed for the third quarter of 2006.

During the third quarter of 2006, we completed a number of capital projects focused on improving operational fluidity and capacity on our network. On the Sunset corridor, we initiated operations on over 11 miles of new double track. In south Texas, we upgraded signals, track, and terminals to improve flows on our rock network and support increased traffic associated with the start-up of a Toyota plant in San Antonio. In addition, we added centralized traffic control on parts of our network in Iowa and finished two ethanol support projects in that state.

Operating Revenue

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
Millions of Dollars	2006	2005		2006	2005
Commodity revenue	$3,802	$3,302	15%	$11,087	$9,502	17%
Other revenue	173	152	14	504	431	17
Total operating revenue	$3,975	$3,454	15%	$11,591	$9,933	17%

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

All six commodity groups experienced double digit revenue growth during the third quarter of 2006. Fuel surcharges, price increases, and index-based contract escalators all contributed to higher average revenue per car (ARC). Our fuel surcharge programs (excluding index-based contract escalators that contain some provision for fuel) generated an additional $222 million in commodity revenue compared to the same period in 2005, contributing 7% to commodity revenue growth. Volume increased 3% during the third quarter led by solid growth in energy and intermodal shipments, which was partially offset by lower shipments of industrial products and chemicals. Business disruptions caused by Hurricane Rita constrained volume growth during the third quarter of 2005 for chemicals, energy, and industrial products shipments.

Revenue growth during the first nine months of 2006 resulted from fuel surcharges, higher volumes, and index-based contract escalators in comparison to the same period in 2005. The year-over-year growth is also partially attributable to lower volume in 2005 due to the January West Coast storm, SPRB Joint Line disruptions, and Hurricane Rita. Our fuel surcharge programs generated an additional $599 million in commodity revenue for the first nine months of 2006 compared to 2005, contributing 6% to commodity revenue growth.

Subsidiary and accessorial revenue increased in the third quarter and year-to-date periods of 2006, mainly driven by higher volumes. In addition, we generated higher subsidiary revenue from Bay Pacific Financial L.L.C. (Bay Pacific), an intermodal equipment leasing entity, as we acquired our joint venture partner’s interest in Bay Pacific during the third quarter of 2005.

The following tables summarize the year-over-year changes in commodity revenue, revenue carloads, and average revenue per car by commodity type:

Commodity Revenue	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
Millions, Except for Percent Changes	2006	2005	Change	2006	2005	Change
Agricultural	$ 597	$ 502	19%	$ 1,725	$1,413	22%
Automotive	328	299	10	1,079	921	17
Chemicals	540	473	14	1,578	1,373	15
Energy	763	651	17	2,195	1,948	13
Industrial products	831	724	15	2,429	2,073	17
Intermodal	743	653	14	2,081	1,774	17
Total	$3,802	$3,302	15%	$11,087	$9,502	17%

Revenue Carloads	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
Thousands, Except for Percent Changes	2006	2005	Change	2006	2005	Change
Agricultural	227	224	1%	686	655	5%
Automotive	191	186	3	626	589	6
Chemicals	229	230	(1)	681	694	(2)
Energy	584	546	7	1,709	1,645	4
Industrial products	371	384	(4)	1,124	1,140	(1)
Intermodal	907	863	5	2,586	2,401	8
Total	2,509	2,433	3%	7,412	7,124	4%

Average Revenue	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
Per Car, Except for Percent Changes	2006	2005	Change	2006	2005	Change
Agricultural	$2,635	$2,236	18%	$2,515	$2,156	17%
Automotive	1,715	1,611	6	1,725	1,566	10
Chemicals	2,366	2,055	15	2,318	1,979	17
Energy	1,308	1,192	10	1,284	1,184	8
Industrial products	2,237	1,881	19	2,161	1,818	19
Intermodal	819	757	8	805	739	9
Total	$1,515	$1,357	12%	$1,496	$1,334	12%

Agricultural – Price increases, volume growth, and fuel surcharges increased commodity revenue in the third quarter and nine-month periods of 2006 versus 2005. Strong gulf exports and higher freight charges for barge traffic, which shifted feed grain shipments to rails, drove these increases. Shipments of ethanol and its co-products (primarily livestock feed) also experienced strong growth in the third quarter and year-to-date periods of 2006, reflecting strong demand in the growing ethanol sector. Conversely, wheat shipments declined in both periods due to extremely low production levels in 2006 primarily due to sustained drought conditions in wheat producing states. Price and fuel surcharge increases drove ARC improvement in both periods.

Automotive – Revenue increased in the third quarter of 2006 due to fuel surcharges, volume growth, and price increases. Finished vehicle shipments were flat in the third quarter versus 2005 as high shipments by most manufacturers were offset by reduced shipments by one manufacturer, which waited until the end of the quarter to release a large number of vehicles for shipment. Year-to-date, finished vehicle shipments grew 7% as higher manufacturer inventories at the end of 2005 translated into strong demand for transportation in the first quarter of 2006. Shipments of finished vehicles were also strong through the second quarter as plants manufacturing new vehicles ramped up production. Automotive parts shipments grew 8% and 5% in the third quarter and year-to-date periods of 2006, respectively, due to strong growth of intermodal shipments. Fuel surcharges and price increases drove the ARC improvement. Additionally, the increase of auto parts shipments, which have a lower ARC, had a negative impact on ARC during the third quarter.

Chemicals – Revenue increased in the third quarter and year-to-date periods of 2006 primarily due to price increases, fuel surcharges, and index-based contract escalators, which also drove ARC improvement. Volume was down in the third quarter due to softer export markets for fertilizer and lower phosphate rock shipments, partially offset by solid growth in petroleum products shipments including asphalt, natural gas, and diesel fuel shipments. Mild weather and road construction projects fueled the increase in asphalt shipments; refinery capacity drove natural gas movements higher; and new EPA mandates for ultra-low sulfur diesel fuel resulted in increased diesel fuel shipments. Business interruptions in the third quarter of 2005, primarily attributable to Hurricane Rita, also impacted volume comparisons for the third quarter of 2006.

Energy – Revenue increased in the third quarter and year-to-date periods of 2006 due to volume growth, fuel surcharges, price increases, and index-based contract escalators. ARC in the third quarter and year-to-date periods of 2006 improved due to fuel surcharges, price increases, and index-based contract escalators. Coal shipments over the SPRB Joint Line were up 8% and 6% during the third quarter and year-to-date periods, respectively. These increases in 2006 partially reflect lower volumes in the comparable periods as SPRB Joint Line disruptions and network disruptions resulting from Hurricane Rita hampered coal shipments in 2005. Conversely, shipments from the Colorado and Utah mines declined 1% and 9% during the third quarter and year-to-date periods, respectively, due to mine shutdowns that occurred in the first quarter of 2006, along with the impact of mining production problems and network maintenance through the third quarter.

Industrial Products – Price increases, fuel surcharges, and the positive impact of transporting more shipments with a higher average ARC all combined to generate revenue growth in the third quarter and nine-month periods of 2006. Volume levels decreased in the third quarter and year-to-date periods due to lower lumber, paper, and newsprint shipments, which were partially offset by higher steel shipments. The softening housing market, lower production levels, and general market uncertainty drove the reduction in lumber shipments. Conversely, strong domestic markets drove the increase in construction-related steel materials and steel pipe, particularly those materials used in oil and gas drilling. Although flat in the third quarter, stone shipments were higher for the year-to-date period. Unseasonably hot weather limited the productivity of road construction crews in Texas, which reduced demand for stone shipments during the third quarter. This demand shortfall and train delays caused by several facility improvement projects on our network combined to constrain third quarter volumes. Strong demand during the first half of the year, car cycle time improvements, and the use of larger rock trains offset the third quarter decline and drove the increase of stone shipments for the nine-month period. Hurricane Rita reduced volumes of industrial products in the third quarter of 2005, which affected volume comparisons with the third quarter of 2006.

Intermodal – Strong volume growth, fuel surcharges, price increases, and index-based contract escalators led to higher revenue in the third quarter and year-to-date periods of 2006. Carloadings during both periods grew due to strong imports, primarily from Asia. Domestic traffic volume declined in the third quarter due to competition from the trucking sector, which had a greater supply of resources, a softness in the eastbound market from Los Angeles, and overall softening of the domestic economy.

Mexico Business – Each business group discussed above includes revenue from shipments to and from Mexico. Revenue from Mexico business increased 25% to $339 million in the third quarter of 2006 and 23% to $992 million for the first nine months of 2006 versus 2005. Price increases, fuel surcharges, and volume growth in finished vehicles, automotive parts, import beer, dry feed ingredients, and plastics drove revenue growth in both the quarterly and year-to-date periods.

Operating Expenses

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
Millions, Except for Percent Changes	2006	2005	Change	2006	2005	Change
Salaries, wages, and employee benefits	$1,145	$1,077	6%	$3,380	$3,217	5%
Fuel and utilities	821	673	22	2,307	1,809	28
Equipment and other rents	370	355	4	1,107	1,047	6
Depreciation	311	294	6	921	874	5
Materials and supplies	178	140	27	520	403	29
Casualty costs	82	109	(25)	302	305	(1)
Purchased services and other costs	316	325	(3)	984	1,018	(3)
Total	$3,223	$2,973	8%	$9,521	$8,673	10%

Operating expenses increased $250 million and $848 million in the third quarter and nine-month periods of 2006, respectively, versus the comparable periods in 2005. Locomotive fuel prices increased 20% and 26% during the third quarter and year-to-date periods, respectively, which accounted for $130 million and $441 million of these increases. Our fuel surcharge programs helped offset these expenses in the form of higher revenue, recovering approximately 89% and 87% of the additional expense incurred above our base fuel price of $0.75 per gallon for the third quarter and year-to-date periods of 2006, respectively. We base a majority of our fuel surcharges on the average U.S. diesel fuel price effective two months prior. The recovery percentage improved from 80% in the second quarter of 2006 due to the effect of this two-month timing lag as fuel prices declined during the latter half of the third quarter. Inflation of wages, benefits, and materials and supplies; a larger workforce; volume-related expenses; higher locomotive and freight car maintenance and lease expenses; and increased management compensation costs accounted for most of the additional increase in the two periods. Settlement of all insurance claims related to the 2005 January West Coast storm, lower casualty costs, an improved fuel consumption rate, and improved car cycle times (which reduced freight car rental expense) partially offset the cost increases. Finally, the comparability of the year-to-date operating expenses is affected by the 2005 January West Coast storm, which resulted in additional clean-up and restoration costs in 2005.

Salaries, Wages, and Employee Benefits – General wage and benefit inflation increased expenses in the third quarter and year-to-date periods of 2006, reflecting higher salaries and wages and the impact of higher healthcare and other benefit costs. A larger workforce, driven by higher volume levels, and increased management compensation costs (in part driven by stock compensation expense) also contributed to higher expenses. Higher crew training costs resulting from the year-over-year increase in hiring activity drove expenses in the third quarter of 2006 versus 2005, whereas 2006 year-to-date crew training costs were lower compared to 2005. Conversely, reduced protection costs and operational improvements, boosted by network management initiatives and investment in capacity, partially offset these cost increases. Protection costs represent the differential payment when the wage earned for active employment is lower than an employee’s protected rate of pay. An individual’s protected rate is imposed by the Surface Transportation Board for employees adversely affected by a merger or is established by collective bargaining agreements with our labor unions in certain cases. Year-to-date expenses in 2006 were also comparatively lower as we had higher labor expenses for clean-up and restoration work in the first quarter of 2005 associated with the January West Coast storm.

Fuel and Utilities – Fuel and utilities include locomotive fuel, utilities other than telephone, and gasoline and other fuels. Higher diesel fuel prices, which averaged $2.27 per gallon (including taxes and transportation costs) in the third quarter of 2006 compared to $1.88 per gallon in the same period in 2005, increased expenses by $130 million. A 3% increase in gross ton-miles resulted in $16 million of additional expenses, which was partially offset by a 1% improvement in our consumption rate due to the use of newer, more fuel-efficient locomotives, and our fuel conservation programs. Gasoline, utilities, and propane and other fuel expenses increased $4 million in the third quarter of 2006 due to higher prices. Year-to-date, higher diesel prices of $2.09 per gallon compared to $1.66 per gallon in 2005 contributed $441 million of increased expense. A 2% improvement in our consumption rate partially offset a 3% increase in gross ton-miles, which added $49 million of fuel expenses.

Equipment and Other Rents – Equipment and other rents primarily include rental expense that we pay for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; other specialty equipment leases; and office and other rentals. Lease expense increased in the third quarter and year-to-date periods of 2006 compared to 2005 as we leased more locomotives and freight cars. Solid automotive and intermodal volume growth also increased our short-term freight car rental expense. Improved car cycle times driven by network management initiatives partially offset these increases, which lowered short-term freight car rental expense.

Depreciation – A majority of depreciation relates to track structure, including rail, ties, and other track material. A higher depreciable asset base, reflecting higher capital spending in recent years, increased depreciation expense in the third quarter and first nine months of 2006.

Materials and Supplies – Materials used to maintain our lines, structures, and equipment are the principal component of materials and supplies expense. This expense item also includes small tools, office supplies, other materials, and the costs of freight services to ship our materials. During the third quarter and year-to-date periods of 2006, materials and supplies expense increased, primarily due to locomotive and freight car maintenance. We used more materials at higher component costs to repair and maintain freight cars and our fleet of locomotives, including a growing number of units not covered by warranties. In addition, in the year-to-date period of 2006, we performed more maintenance on locomotives that were maintained internally and not subject to maintenance contracts with third-party contractors compared to the third quarter of 2005.

Casualty Costs – Personal injury expense, freight and property damage, insurance, and environmental costs are the primary components of casualty costs. Lower personal injury expense drove the decrease in third quarter casualty costs compared to 2005 due to a recent actuarial study that projected lower than expected settlement costs for incidents that have occurred and are pending resolution. Lower bad debt expense due to improved collection rates and a reduction in freight damage expenses also drove lower third quarter and year-to-date expenses. Higher personal injury expense, mainly due to adverse developments on a small number of existing claims during the first half of 2006, partially offset the year-to-date reduction in expenses.

Purchased Services and Other Costs – Purchased services and other costs include the costs of services purchased from outside contractors, state and local taxes, net costs of operating facilities jointly used by us and other railroads, transportation and lodging for train crew employees, trucking and contracting costs for intermodal containers, leased automobile maintenance expenses, telephone and cellular expense, employee travel expense, and computer and other general expenses. Settlement of insurance claims related to the 2005 January West Coast storm reduced expenses by $23 million in the third quarter of 2006. Lower locomotive contract maintenance costs and lower expenses associated with jointly-owned operating facilities also reduced expenses in the third quarter and year-to-date periods of 2006 versus the same periods of 2005. In addition, the gain from the sale of an airplane and increased repair work on privately and foreign owned freight cars, which was reimbursed by third parties, also reduced expenses in the nine-month period of 2006 compared to 2005. Conversely, volume-related expenses, including crew transportation costs and contracting costs for intermodal containers, increased in the third quarter and year-to-date periods driven by 3% and 4% carloading growth in the periods, respectively. Higher state and local taxes (primarily sales and use taxes) also drove expenses higher in the third quarter and year-to-date periods compared to 2005. Additionally, clean-up and restoration costs related to the January West Coast storm added expenses in the first nine months of 2005, which also reduced year-over-year expenses.

Non-Operating Items

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
Millions, Except for Percent Changes	2006	2005	Change	2006	2005	Change
Other income	$ 18	$ 41	(56)%	$ 50	$ 87	(43)%
Interest expense	(124)	(125)	(1)	(374)	(369)	1
Income taxes	(236)	(24)	(883)	(654)	(239)	(174)

Other Income – Lower net gains from non-operating asset sales and higher expenses due to rising interest rates associated with our sale of receivables program resulted in a reduction in other income in the third quarter and year-to-date periods of 2006 compared to 2005.

Interest Expense – Interest expense was slightly lower in the third quarter of 2006 due to the slight decline in the weighted-average debt level compared to the third quarter of 2005. Interest expense increased in the nine-month period of 2006 primarily due to the increasing weighted-average debt levels of $6.7 billion compared to $6.6 billion in the nine-month period of 2005. The effective interest rate remained flat for the quarter and nine-month periods of 2006 versus the same periods of 2005 at 7.6% and 7.5%, respectively.

Income Taxes – Income tax expense was higher in the third quarter and year-to-date periods of 2006. Income tax expense in 2005 was lower due to a $123 million one-time reduction, which was primarily related to final settlements with the Internal Revenue Service for pre-1995 tax years and the impact those settlements had on post-1995 years. Higher income tax expense in 2006 also resulted from higher pretax income; partially offsetting this increase was a net $12 million reduction primarily related to deferred state income tax adjustments for additional deductions of track investment, a reversal of a valuation allowance for state tax credits, and changes in the distribution of taxable income between states. Our effective tax rate was 36.5% and 37.5% in the third quarter and year-to-date periods of 2006, respectively, compared to 6.0% and 24.4% in the corresponding periods of 2005.

OTHER OPERATING AND FINANCIAL STATISTICS

We report key performance measures weekly to the Association of American Railroads, including carloads, average train speed, average daily inventory of rail cars on our system, and average terminal dwell time. The operating data are available on our website at www.up.com/investors/reports/index.shtml.

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2006	2005	Change	2006	2005	Change
Average train speed (miles per hour)	21.3	21.6	(1)%	21.3	21.3	-%
Average terminal dwell time (hours)	26.2	28.1	(7)	27.6	28.3	(2)
Gross ton-miles (billions)	270.0	263.4	3	805.1	781.8	3
Revenue ton-miles (billions)	141.7	138.2	3	424.4	412.5	3
Average full-time equivalent employees	50,912	49,686	2	50,515	49,412	2

Average Train Speed – Average train speed is calculated by dividing train miles by hours operated on our main lines between terminals. Ongoing network management initiatives and capacity expansion allowed us to move 3% and 4% more carloads in the third quarter and year-to-date periods of 2006, respectively, while average train speed decreased slightly compared to 2005.

Average Terminal Dwell Time – Average terminal dwell time is the average time that a rail car spends at our terminals. Lower average terminal dwell time is favorable. Average terminal dwell improved in both periods versus 2005 as a result of ongoing network management initiatives and directed efforts to more timely deliver rail cars off-line to our interchange partners and customers.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded or empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles. In the third quarter of 2006, gross and revenue ton-miles grew 3% in relation to the 3% increase in carloadings as volume growth was balanced between the higher and lower density commodities. In the nine-month period of 2006, both gross and revenue ton-miles also grew 3%, while carloadings increased 4%. Stronger volume growth in the lower density commodity groups of intermodal and automotive, combined with volume decreases in the higher density commodities of chemicals and industrial products impacted growth rates of gross and revenue ton-miles in relation to carloading growth.

Average Full-Time Equivalent Employees – Employee levels in the third quarter and year-to-date periods of 2006 include more employees to maintain our larger locomotive and freight car fleet, the addition of employees needed to complete increased track repair and replacement programs, the hiring of operations management personnel, including an expanded management training program, and train and engine personnel to manage current demand.

Ratio of Earnings to Fixed Charges – For the three and nine months ended September 30, 2006, our ratio of earnings to fixed charges was 4.4 and 4.1, respectively, compared to 3.1 and 2.8 for the three and nine months ended September 30, 2005, respectively. The ratio of earnings to fixed charges was computed on a consolidated basis. Earnings represent net income, less equity earnings net of distributions, plus fixed charges and income taxes. Fixed charges represent interest charges, amortization of debt discount, and an estimated amount representing the interest portion of rental charges.

OTHER MATTERS

Transactions with Affiliates – At September 30, 2006 and December 31, 2005, we had $892 million and $782 million working capital deficit balances, respectively, relating to UPC’s management of our cash position. As part of UPC’s cash management activities, we advance excess cash (cash available after satisfying all of our obligations and paying dividends to UPC) to UPC. We declare and pay dividends to UPC, which typically approximate the dividends that UPC declares to its shareholders; however, there is no formal requirement to do so. The dividend declaration between UPC and us is determined solely by our Board of Directors. To the extent we require additional cash for use in our operations, UPC makes such funds available to us for borrowing. Transactions with UPC are treated as net intercompany borrowings in the Consolidated Statements of Financial Position.

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

UPC provides us with various services, including strategic planning, legal, treasury, accounting, auditing, insurance, human resources, and corporate affairs. Charges for these services were $46 million and $41 million for the nine months ended September 30, 2006 and 2005, respectively.

Capital Expenditures Outlook – We expect our 2006 capital expenditures to be approximately $2.8 billion, including $500 million of long-term operating leases. We are evaluating plans to increase our total capital expenditures for 2007 by about 15% to approximately $3.2 billion, including any long-term operating leases. The additional spending would target capacity expansion to support growth opportunities for commodities with strong demand forecasts and expected financial returns, including intermodal, coal, and agricultural products. We currently expect that cash generated from operations will support this additional spending. However, we will continue to monitor our performance and may adjust capital expenditures as necessary.

Asserted and Unasserted Claims – Various claims and lawsuits are pending against us and certain of our subsidiaries. It is not possible at this time for us to determine fully the effect of all unasserted claims on our consolidated results of operations, financial condition, or liquidity; however, to the extent possible, where unasserted claims are considered probable and where such claims can be reasonably estimated, we have recorded a liability. We do not expect that any known lawsuits, claims, environmental costs, commitments, contingent liabilities, or guarantees will have a material adverse effect on our consolidated results of operations, financial condition, or liquidity after taking into account liabilities previously recorded for these matters.

Income Taxes – As previously reported in note 4 to our Consolidated Financial Statements, Item 8, in our 2005 annual report on Form 10-K, the Internal Revenue Service (IRS) completed its examinations and issued notices of deficiency for tax years 1995 through 2002. Among their proposed adjustments is the disallowance of tax deductions claimed in connection with certain donations of property. In 2005, the IRS national office issued a Technical Advice Memorandum that left unresolved whether the deductions were proper pending further factual development by the IRS examination team. We continue to dispute the donation issue, as well as many of the other proposed adjustments, and will contest the associated tax deficiencies through the IRS appeals process, and, if necessary, litigation. We do not expect that the ultimate resolution of these examinations will have a material adverse effect on our operating results, financial condition, or liquidity. In addition, tax years 2003 and 2004 are currently under examination by the IRS.

As reported in the Company’s Forms 10-Q for quarters ended June 30, 2005 and September 30, 2005, the final settlements for pre-1995 tax years, along with the IRS Examination Reports for tax years 1995 through 2002, among other things, were considered in a review and re-evaluation of the Company’s estimated deferred tax assets and liabilities. This review resulted in a reduction of deferred income tax liabilities and income tax expense of $123 million in the third quarter of 2005.

Accounting Pronouncements – In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48). The interpretation limits the amount we recognize to no more than the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement of a tax position. The interpretation is effective for us beginning in the first quarter of 2007. Any change in uncertain tax positions required upon adoption of the interpretation will be an adjustment to beginning retained earnings. We are currently assessing the impact FIN 48 may have on our Consolidated Financial Statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurement (FAS 157). While this statement does not require new fair value measurements, it provides guidance on applying fair value and expands required disclosures. FAS 157 is effective for us beginning in the first quarter of 2008. We are currently assessing the impact FAS 157 may have on our Consolidated Financial Statements.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (FAS 158). FAS 158 requires us to recognize the funded status of the pension and postretirement plans in the balance sheet, along with a corresponding noncash, after-tax adjustment to shareholders’ equity. Funded status is determined as the difference between the fair value of plan assets and the benefit obligation. Changes in the funded status should be recognized in other comprehensive loss. We will adopt FAS 158 at the end of 2006. We do not expect the adoption of FAS 158 to have a material impact on our Consolidated Financial Statements, liquidity or compliance with debt covenants.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement and balance sheet approach and then evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial are now considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior year’s financial statements are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings (deficit) as of the beginning of the fiscal year of adoption. SAB 108 is effective for us at the end of 2006. We do not expect the adoption of SAB 108 will have a material impact on our Consolidated Financial Statements.

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

The following important factors, in addition to those discussed in Risk Factors in Item 1A of our 2005 annual report on Form 10-K, filed with the SEC on February 24, 2006, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements:

•	whether we are successful in implementing our financial and operational initiatives, including gaining new customers, retaining existing ones, increasing prices for our services, and containing operating costs;

•	whether we are successful in improving network operations and service by improving infrastructure; reviewing, assessing, and, as necessary, redesigning our transportation plan; managing network volume, and undertaking other efficiency and productivity initiatives;

•	claims and litigation, including those related to environmental contamination, personal injuries, and occupational illnesses arising from hearing loss, repetitive motion, and exposure to asbestos and diesel fumes;

•	legislative and regulatory developments, including possible legislation to re-regulate the rail industry;

•	any adverse economic or operational repercussions related to the transportation of hazardous materials, which we are required to transport under federal law;

•	natural events such as severe weather, fire, hurricanes, floods, earthquakes, or other disruptions of our operating systems, structures, and equipment;

•	the impact of ongoing track maintenance and restoration in the Southern Powder River Basin of Wyoming;

•	changes in fuel prices, including price increases caused by the effects of severe weather, other events, or disruptions of domestic refining capacity, or changes to our ability to recover fuel costs;

•	material adverse changes in economic and industry conditions, both within the United States and globally;

•	adverse economic conditions affecting customer demand and the industries and geographic areas that produce and consume commodities we carry;

•	transportation industry competition, conditions, performance, and consolidation;

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company is involved in legal proceedings, claims, and litigation that occur in connection with the Company’s business. Management routinely assesses the Company’s liabilities and contingencies in connection with these matters based upon the latest information available. Consistent with SEC rules and requirements, the Company describes below material pending legal proceedings (other than ordinary routine litigation incidental to the business of the Company), material proceedings known to be contemplated by governmental authorities, other proceedings arising under federal, state, or local environmental laws and regulations (including governmental proceedings involving potential fines, penalties, or other monetary sanctions in excess of $100,000) and such other pending matters that the Company may determine to be appropriate.

Other Matters

On August 9, 2006, the U.S. government filed a complaint in the U.S. District Court for the District of Eastern California against us, claiming unspecified damages for destruction of, or harm to, natural resources and related fire suppression costs in connection with a fire near our right of way. The fire occurred on August 17, 2000, in the Plumas National Forest, in the Lassen National Forest, and on private timberland near Storrie, California. On October 17, 2006, the U.S. government indicated in a court filing that it is seeking damages in excess of $246 million. We dispute the amount of the claim, which significantly exceeds the initial claim delivered to us by the U.S. government, and believe that we have adequate insurance coverage for any expected liability. Therefore, we currently do not believe that any liability arising from this proceeding would have a material adverse impact on any of our results of operations, financial condition, or liquidity.

Environmental Matters

As we reported in our Annual Report on Form 10-K for 2005, the State of Washington Department of Ecology notified us on October 25, 2005, that it assessed a penalty of $106,000 against us for a November 15, 2003, incident near Kelso, Washington. In that incident, our train collided with a BNSF train, derailing three of our locomotives. The Department of Ecology contended that diesel fuel and lube oil from the derailed locomotives entered waters of the State of Washington. We asked the state to reconsider the penalty amount. On April 10, 2006, the Department of Ecology notified us that our request had been denied, and the amount of the penalty was affirmed. We appealed the penalty. On September 22, 2006, we and the Department of Ecology entered into a settlement agreement. Pursuant to the settlement, we agreed, without admitting liability, to pay the Department of Ecology $20,000 and to contribute $78,000 toward a Supplemental Environmental Project.

As we reported in our Annual Report on Form 10-K for 2003, the District Attorneys of Merced, Madera, and Stanislaus Counties in California filed a criminal case against us relating to a series of alleged releases of calcium oxide (lime). The criminal case was dismissed in the last quarter of 2003 and was subsequently refiled as a civil action by several counties in the San Joaquin County Superior Court. The refiled suit sought civil penalties against us in connection with the release of lime from an unidentified rail car between Chowchilla and Sacramento, California, on December 27, 2001, and another incident in which lime leaked from a rail car between Chowchilla and Stockton, California, on February 21, 2002. The suit contended that regulatory violations occurred by virtue of our alleged failure to timely report the release of a “hazardous material,” its alleged disposal of hazardous waste, and the alleged release of material into the waters of the State of California. On September 20, 2004, the Court dismissed the suit with prejudice. The State appealed this decision. On August 2, 2006, the Court of Appeals issued its decision, reversing the judgment and remanding the case for further proceedings consistent with its opinion. The Court of Appeals held that the State of California’s claims against us for civil penalties were preempted by the Hazardous Materials Transportation Act (HMTA), with the exception of its claims, which were based upon the our alleged failure to timely report the releases of calcium oxide to state and local authorities. With respect to these claims, the Court held that while they were not preempted by the HMTA on their face, it remained possible that those claims might ultimately be preempted once the trial court developed a record. We and the State requested that the California Supreme Court review the decision of the Court of Appeals. The California Supreme Court has not indicated whether it will hear the case.

As we reported in our Annual Report on Form 10-K for 2003, the United States Attorney for the Central District of California notified us that the office intended to pursue criminal charges against us for alleged violations of federal environmental laws, including the federal Clean Water Act, in connection with releases of oil contaminated wastewater from our Taylor Yard in 2001 and 2003. On July 31, 2006, the United States Attorney filed criminal misdemeanor charges against us for these releases in the United States District Court for the Central District of California, and we received the Summons from the Court on August 8, 2006. We will vigorously defend the charges.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our 2005 annual report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibits Filed with this Statement

12(a)	Ratio of Earnings to Fixed Charges for the Three Months Ended September 30, 2006 and 2005.

12(b)	Ratio of Earnings to Fixed Charges for the Nine Months Ended September 30, 2006 and 2005.

31(a)	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – James R. Young.

31(b)	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Robert M. Knight, Jr.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – James R. Young and Robert M. Knight, Jr.

Description of Exhibits Incorporated by Reference

3(a)	Amended Certificate of Incorporation of the Registrant, effective as of February 1, 1998, is incorporated herein by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

3(b)	By-Laws of the Registrant, as amended, effective October 15, 2004, are incorporated herein by reference to Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 1, 2006

UNION PACIFIC RAILROAD COMPANY (Registrant)

By	/s/ Robert M. Knight, Jr.
Robert M. Knight, Jr., Executive Vice President – Finance and Chief Financial Officer (Principal Financial Officer)

By	/s/ Richard J. Putz
Richard J. Putz, Chief Accounting Officer and Controller (Principal Accounting Officer)