Form 10-K
period 2006-12-31
UNION PACIFIC RAILROAD CO/DE
filed 2007-02-23
CIK 92259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

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

                                                 ☑ Yes            ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act):

Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

                                                 ☐ Yes            ☑ No

None of the Registrant’s voting stock is held by non-affiliates. The Registrant is a wholly-owned subsidiary of Union Pacific Corporation.

As of February 23, 2007, the Registrant had outstanding 7,130 shares of Common Stock, $10 par value, and 620 shares of Class A Stock, $10 par value.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of Union Pacific Corporation’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2007, are incorporated by reference into Part III of this report. Union Pacific Corporation’s Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

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

We are one of America’s leading transportation companies linking 23 states in the western two-thirds of the country and serve the fastest-growing U.S. population centers. Our diversified business mix includes agricultural products, automotive, chemicals, energy, industrial products, and intermodal. We operate competitive long-haul routes from all major West Coast and Gulf Coast ports to eastern gateways. We connect with Canada’s rail systems and are the only railroad serving all six major gateways to Mexico, making us North America’s premier rail franchise.

Available Information – Our Internet website is www.up.com. We make available free of charge on our website (under the “Investors” caption link) our annual reports on Form 10-K; our quarterly reports on Form 10-Q; our current reports on Form 8-K; the Corporation’s proxy statements; Forms 3, 4, and 5, filed on behalf of the Corporation’s directors and executive officers; and amendments to such reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the Exchange Act), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). We also make available on our website previously filed SEC reports and exhibits via a link to EDGAR on the SEC’s Internet site at www.sec.gov. Additionally, UPC’s corporate governance materials, including By-Laws, Board Committee charters, governance guidelines and policies, and codes of conduct and ethics for directors, officers, and employees are on our website. From time to time, the corporate governance materials on our website may be updated as necessary to comply with rules issued by the SEC and the New York Stock Exchange (NYSE) or as desirable to promote the effective and efficient governance of our company. Any security holder wishing to receive, without charge, a copy of any of the SEC filings or corporate governance materials should send a written request to: Secretary, Union Pacific Railroad Company, 1400 Douglas Street, Omaha, NE 68179.

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

OPERATIONS

We are a Class I railroad operating in the United States. We have one reportable operating segment. Although revenue is analyzed by commodity group, we analyze the net financial results as one segment due to the integrated nature of our rail network. We have 32,339 route miles, linking Pacific Coast and Gulf Coast ports with the Midwest and eastern United States gateways and providing several corridors to key Mexican gateways. We serve the western two-thirds of the country and maintain coordinated schedules with other rail carriers to move freight to and from the Atlantic Coast, the Pacific Coast, the Southeast, the Southwest, Canada, and Mexico. Export and import traffic moves through Gulf Coast and Pacific Coast ports and across the Mexican and Canadian borders. Our freight traffic consists of bulk, manifest, and premium business. Bulk traffic is primarily coal, grain, rock, or soda ash in unit trains – trains transporting a single commodity from one source to one destination. Manifest traffic is individual carload or less than train-load business, including commodities such as lumber, steel, paper, and food. The transportation of finished vehicles and intermodal containers is part of our premium business. In 2006, we generated commodity revenue totaling $14.9 billion from the following six commodity groups:

Agricultural – Transporting agricultural products, including whole grains, commodities produced from these grains, and food and beverage products, provided 16% of our 2006 commodity revenue. With access to most major grain markets, we provide a critical link between the Midwest and western producing areas and export terminals in the Pacific Northwest (PNW) and Gulf ports, as well as Mexico. Unit trains of grain efficiently shuttle between producers and export terminals or domestic markets. We also serve significant domestic markets, including grain processors, animal feeders, and ethanol producers in the Midwest, West, South, and Rocky Mountain states. Primary food commodities consist of a variety of fresh and frozen fruits and vegetables, dairy products, and beverages, which are moved to major U.S. population centers for consumption. Express Lane and our recently inaugurated Produce Unit Train, our premium perishables services that move fruits and vegetables from the PNW and California with priority service to destinations in the East, compete with the trucking industry. We transport frozen meat and poultry to the West Coast ports for export, while beverages, primarily beer, enter the U.S. from Mexico.

Automotive – We are the largest automotive carrier west of the Mississippi River, serving seven vehicle assembly plants and distributing imported vehicles from six West Coast ports and Houston. We off-load finished vehicles at 38 vehicle distribution centers for delivery by truck to all major western U.S. cities. In addition to transporting finished vehicles, we provide expedited handling of automotive parts in both boxcars and intermodal containers to several assembly plants. We carry automotive materials bound for assembly plants in Mexico, the U.S., and Canada and transport finished vehicles from manufacturing facilities in Mexico. In 2006, transportation of finished vehicles and automotive materials accounted for 10% of our commodity revenue.

Chemicals – Transporting chemicals provided 14% of our commodity revenue in 2006. Our franchise enables us to serve the chemical producing areas along the Gulf Coast, as well as the Rocky Mountain region. Two-thirds of the chemicals business consists of liquid and dry chemicals, plastics, and liquid petroleum products. In addition to transporting plastics, customers also leverage our storage-in-transit yards for intermediate storage of plastic resins. Soda ash shipments originate in southwestern Wyoming and California destined primarily for glass producing markets in the East, the West, and abroad. Fertilizer movements originate primarily in the Gulf Coast region, as well as the West and Canada, bound for major agricultural users in the Midwest and the western U.S.

Energy – Coal transportation accounted for 20% of our 2006 commodity revenue. Our geographic network allows us to transport coal destined for utilities and industrial facilities in 27 states, as well as to the Gulf and rail/barge/ship facilities on the Mississippi and Ohio Rivers and the Great Lakes. We serve mines located in the Southern Powder River Basin of Wyoming (SPRB), Colorado, Utah, southern Wyoming, and southern Illinois. SPRB coal represents the largest growth segment of the market, as utilities continue to favor its lower cost and low-sulfur content.

Industrial Products – Our extensive network enables the industrial products group to move numerous commodities between thousands of origin and destination points throughout North America. Lumber shipments originate primarily in the PNW and Canada for destinations throughout the United States for new home construction and repair and remodeling. Commercial and highway construction drives shipments of steel and construction products, consisting of rock, cement, and roofing materials. Paper and consumer goods, including furniture and appliances, are shipped to major metropolitan areas for consumers. Nonferrous metals and industrial minerals are moved for industrial manufacturing. In addition, we provide efficient and safe transportation for government entities and waste companies. In 2006, transporting industrial products provided 21% of our commodity revenue.

Intermodal – Our intermodal business, which represented 19% of our 2006 commodity revenue, includes international, domestic, and premium shipments. International business consists of imported container traffic that arrives at West Coast ports via steamship for destinations throughout the United States. Domestic business includes domestic container and trailer traffic for intermodal marketing companies (primarily shipper agents and consolidators) and truckload carriers. Less-than-truckload and package carriers with time-sensitive business requirements account for the majority of our premium service.

Working Capital – We currently have, and historically have had, a working capital deficit, which is common in our industry and does not indicate a lack of liquidity or financial stability. We maintain adequate resources to meet our daily cash requirements, and we have sufficient financial capacity to satisfy our current liabilities.

Competition – We are subject to competition from other railroads, motor carriers, and barge operators. Our main rail competitor is Burlington Northern Santa Fe Corporation. Its rail subsidiary, BNSF Railway Company (BNSF), operates parallel routes in many of our main traffic corridors. In addition, we operate in corridors served by other railroads and motor carriers. Motor carrier competition is particularly strong for five of our six commodity groups. Because of the proximity of our routes to major inland and Gulf Coast waterways, barge competition can be particularly effective, especially for grain and bulk commodities. In addition to price competition, we face competition with respect to transit times and quality and reliability of service. While we must build or acquire and maintain our rail system, trucks and barges are able to use public rights-of-way maintained by public entities. Any future improvements or expenditures materially increasing the quality or reducing the costs of these alternative modes of transportation, or legislation releasing motor carriers from their size or weight limitations, could have a material adverse effect on our results of operations, financial condition, and liquidity.

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

Employees – Approximately 87% of our 50,379 full-time-equivalent employees are represented by 14 major rail unions. In January 2005, we began the current round of negotiations with the unions. Existing agreements remain in effect and will continue to remain in effect until new agreements are reached or the Railway Labor Act’s procedures (which include mediation, cooling-off periods, and the possibility of Presidential intervention) are exhausted. Contract negotiations with the various unions generally take place over an extended period of time, and we rarely experience work stoppages during negotiations. The current agreements provide for periodic cost of living wage increases until new agreements are reached.

GOVERNMENTAL AND ENVIRONMENTAL REGULATION

Governmental Regulation – Our operations are subject to a variety of federal, state, and local regulations, generally applicable to all businesses (see also the discussion of certain regulatory proceedings in Legal Proceedings, Item 3).

Our operations are subject to the regulatory jurisdiction of the Surface Transportation Board (STB) of the United States Department of Transportation (DOT). Our operations are also subject to the regulations of the Federal Railroad Administration (FRA) of the DOT and other federal and state agencies. The STB has jurisdiction over rates charged on certain regulated rail traffic; freight car compensation; transfer, extension, or abandonment of rail lines; and acquisition of control of rail common carriers. On January 26, 2007, the STB issued a decision limiting the manner in which U.S. railroads can calculate fuel surcharges on traffic regulated by the STB.

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

Item 1A. Risk Factors

The information set forth in this Item 1A should be read in conjunction with the rest of the information included in this report, including Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data.

We Must Manage Both Significant Demand for Our Services and Network Capacity – Due to continuing demand for rail service and capacity constraints, we may experience network difficulties, including congestion and reduced velocity, which may compromise the level of service we provide to our customers. This level of demand may compound the impact of weather and weather-related events on our operations and velocity. Although we continue to improve our transportation plan, add capacity, and improve operations at our yards and other facilities, we cannot be sure that these measures will fully or adequately address any service shortcomings. Additionally, ongoing maintenance, restoration, and improvements in the SPRB could adversely affect coal shipments during the year. We also cannot be sure that we will not experience other difficulties related to network capacity, dramatic and unplanned increases of demand for rail service in one or more of our commodity groups, or other events that could have a negative impact on our operational efficiency, any of which could have a material adverse effect on our results of operations, financial condition, and liquidity.

We May Be Subject to Various Claims and Lawsuits That Could Result in Significant Expenditures – The nature of our business exposes us to the potential for various claims and litigation related to labor and employment, personal injury, property damage, environmental liability, and other matters. Any material changes to litigation trends or a catastrophic rail accident or series of accidents involving any or all of property damage, personal injury, and environmental liability could have a material adverse effect on our results of operations, financial condition, and liquidity.

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

Severe Weather Could Result in Significant Business Interruptions and Expenditures – Severe weather conditions, events, and other natural phenomena, including earthquakes, hurricanes, fires, floods, extreme temperatures, and significant precipitation may cause business interruptions, including line outages on our rail network that can adversely affect our entire rail network, and result in increased costs, increased liabilities, and decreased revenues, which could have a material adverse effect on our results of operations, financial condition, and liquidity.

Strikes or Work Stoppages Could Adversely Affect Our Operations as the Majority of Our Employees Belong to Labor Unions and Labor Agreements – We are a party to collective bargaining agreements with various labor unions. In January 2005, we began the current round of negotiations with the unions. Disputes with regard to the terms of these agreements or our potential inability to negotiate acceptable contracts with these unions could result in, among other things, strikes, work stoppages, or other slowdowns by the affected workers. If unionized workers were to engage in a strike, work stoppage, or other slowdown, or other employees were to become unionized, we could experience a significant disruption of our operations or higher ongoing labor costs, either of which could have a material adverse effect on our results of operations, financial condition, and liquidity. Additionally, future national labor agreements, or renegotiation of labor agreements or provisions of labor agreements, could compromise our service reliability and significantly increase our costs for healthcare, wages, and other benefits, which could have a material adverse impact on our results of operations, financial condition, and liquidity.

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

Rising or Elevated Fuel Costs and Whether We Are Able to Mitigate These Costs with Fuel Surcharges Could Materially and Adversely Affect Our Business – Fuel costs constitute a significant portion of our transportation expenses. Diesel fuel prices are subject to dramatic fluctuations, and significant price increases could have a material adverse effect on our operating results. Although we currently are able to recover a significant amount of our increased fuel expenses through revenue from fuel surcharges, we cannot be certain that we will always be able to mitigate rising or elevated fuel costs through surcharges. Future market conditions or legislative or regulatory activities could adversely affect our ability to apply fuel surcharges or adequately recover increased fuel costs through fuel surcharges. International, political, and economic circumstances affect fuel prices and supplies. Weather can also affect fuel supplies and limit domestic refining capacity. If a fuel supply shortage were to arise from OPEC production curtailments, a disruption of oil imports, or other causes, higher fuel prices could, despite our fuel surcharge programs, have a material adverse effect on our results of operations, financial condition, and liquidity.

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

We May Be Affected by General Economic Conditions – Prolonged negative changes in domestic and global economic conditions affecting the producers and consumers of the commodities carried by us may have a material adverse effect on our results of operations, financial condition, and liquidity.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

With operations in 23 states, we employ a variety of assets in the management and operation of our rail business. These assets include real estate, track and track structure, equipment, and facilities. We own and lease real estate that we use in our operations, and we also own real estate that is not required for our business, which we sell from time to time. Our equipment includes owned and leased locomotives and rail cars; heavy maintenance equipment and machinery; other equipment and tools in our shops, offices and facilities; and vehicles for maintenance, transportation of crews, and other activities. We operate numerous facilities, including terminals for intermodal and other freight; rail yards for train-building, switching, storage-in-transit (the temporary storage of customer goods in rail cars prior to shipment) and other activities; offices to administer and manage our operations; dispatch centers to direct traffic on our rail network; crew quarters to house train crews along our network; and shops and other facilities for fueling, maintenance, and repair of locomotives and repair and maintenance of rail cars and other equipment. We spent approximately $2.2 billion in cash capital during 2006 for, among other things, building and maintaining track, structures and infrastructure; upgrading and augmenting equipment; and implementing new technologies.

Certain of our properties are subject to federal, state, and local laws and regulations governing the protection of the environment (see discussion of environmental issues in Business – Governmental and Environmental Regulation, Item 1, and Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Environmental, Item 7).

Track – We operate on 32,339 main line and branch line route miles in 23 states in the western two-thirds of the United States. We own 26,466 route miles, with the remainder of route miles operated pursuant to trackage rights or leases. Route miles as of December 31, 2006 and 2005, were as follows:

	2006	2005
Main line	27,318	27,301
Branch line	5,021	5,125
Yards, sidings and other lines	19,257	20,241
Total	51,596	52,667

Rail and ties installed and replaced during the year ended December 31, 2006 and 2005 were as follows:

	2006	2005
Track miles of rail:
New	632	661
Used	361	312
Ties (000)	4,669	4,690

Equipment – Our primary rail equipment consisted of the following as of December 31, 2006 and 2005:

	2006	2005
Owned or leased at year-end:
Locomotives	8,475	8,226
Freight cars:
Covered hoppers	38,785	38,553
Boxcars	24,342	26,770
Open-top hoppers	19,012	19,950
Gondolas	14,884	15,037
Other	7,702	6,433
Work equipment and other	5,263	5,041

Item 3. Legal Proceedings

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

Environmental Matters

As we reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, the San Joaquin County District Attorney filed an action against us on February 3, 2003, in the San Joaquin County Superior Court alleging claims under the California Business and Professions Code section 17200 (unfair business practices), Fish and Game Code section 5650 and 5650.1, California Health and Safety Code section 25189(d), and Public Nuisance, California Civil Code section 3480. The claims arise from a February 16, 2000, derailment in Stockton, California, in which a locomotive struck an object on the tracks, puncturing a fuel tank. The District Attorney alleged that diesel fuel from this spill entered waters of the State of California. The complaint also asserted claims under the above referenced statutes for any other diesel spill that may have occurred in the State of California between 2000 and 2003, in which diesel may have passed into waters of the State of California. It sought injunctive relief and civil penalties of $25,000 for the alleged February 16, 2000 diesel spill and total penalties of not less than $250,000 for all diesel spills that may have occurred since 2000. The District Attorney filed an amended complaint on April 10, 2003, which narrowed the claims to the incident of February 16, 2000. The amended complaint seeks both injunctive relief and daily penalties for each day that fuel was in the affected waterway, which could exceed $100,000.

As we reported in our Annual Report on Form 10-K for 2003, the District Attorneys of Merced, Madera, and Stanislaus Counties in California filed a criminal case against us relating to a series of alleged releases of calcium oxide (lime). The criminal case was dismissed in the last quarter of 2003 and was subsequently refiled as a civil action by several counties in the San Joaquin County Superior Court. The refiled suit sought civil penalties against us in connection with the release of lime from an unidentified rail car between Chowchilla and Sacramento, California, on December 27, 2001, and another incident in which lime leaked from a rail car between Chowchilla and Stockton, California, on February 21, 2002. The suit contended that regulatory violations occurred by virtue of our alleged failure to timely report the release of a “hazardous material,” our alleged disposal of hazardous waste, and the alleged release of material into the waters of the State of California. On September 20, 2004, the Court dismissed the suit with prejudice. The State of California appealed this decision. On August 2, 2006, the Court of Appeals issued its decision, reversing the judgment and remanding the case for further proceedings consistent with its opinion. The Court of Appeals held that the State of California’s claims against us for civil penalties were preempted by the Hazardous Materials Transportation Act (HMTA), with the exception of those claims that were based upon our alleged failure to timely report the releases of calcium oxide to state and local authorities. With respect to these claims, the Court held that while they were not preempted by the HMTA on their face, it remained possible that those claims might ultimately be preempted once the trial court developed a record. We and the State of California requested that the California Supreme Court review the decision of the Court of Appeals. The California Supreme Court denied review, and the case has been remanded to the Superior Court.

As we reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, the Illinois Attorney General’s office filed an Agreed Order and Complaint and a Complaint for Injunctive and Other Relief on October 7, 2004, in the Circuit Court for the Twentieth Judicial Circuit (St. Clair County) against The Alton & Southern Railway Company, a wholly-owned subsidiary, as a result of a collision and derailment on September 21, 2004. The State of Illinois seeks to enjoin The Alton & Southern Railway Company from further violations, as well as a monetary penalty. The amount of the proposed penalty is uncertain but could exceed $100,000.

As we reported in our Annual Report on Form 10-K for 2005, we received information in 2001 indicating EPA considered us a potentially responsible party for the Omaha Lead Site. The Omaha Lead Site consists of approximately 12,800 acres of residential property in the eastern part of Omaha, Nebraska, allegedly impacted by air emissions from two former lead smelters/refineries. One refinery was operated by ASARCO. EPA identified us as a potentially responsible party because more than 60 years ago we owned land that was leased to ASARCO. We dispute both the legal and technical base for EPA’s allegations. We have nonetheless engaged in extensive negotiations with EPA. These negotiations have reached an apparent impasse. EPA issued a Unilateral Administrative Order with an effective date of December 16, 2005, directing us to implement an interim remedy at the site at an estimated cost of $50 million. Failure to comply with the order without just cause could subject us to penalties of up to $32,500 per day and triple EPA’s costs in performing the work. We believe we have has just cause not to comply with the order, but we offered to perform some of the work specified in the order as a compromise. EPA rejected this offer. We will vigorously contest liability and the imposition of any penalties.

As we reported in our Annual Report on Form 10-K for 2005, the Illinois Attorney General’s office filed a complaint in the Circuit Court for the Twenty-First Judicial Circuit (St. Clair County) seeking injunctive relief and civil penalties against us relating to a collision between a Norfolk Southern Railway Company (NS) train and one of our trains near Momence, Illinois, on November 24, 2005. The collision derailed approximately five locomotives and 30 railcars. Two of our locomotives and two of the NS locomotives caught fire and four of the locomotives released approximately 16,000 gallons of diesel fuel. Other cars carrying food products derailed and released an unknown amount of product. We promptly responded and remediation is ongoing. The State of Illinois seeks a permanent injunction against us ordering us to continue remediation. The State of Illinois seeks to enjoin us from further violations and a monetary penalty. The amount of the proposed penalty is uncertain.

As we reported in our Annual Report on Form 10-K for 2005, the Illinois Attorney General’s office filed a complaint in the Circuit Court for the Twentieth Judicial Circuit (St. Clair County) for injunctive and other relief on November 28, 2005, against us, alleging a diesel fuel spill from an above-ground storage tank in a rail yard in Dupo, St. Clair County, Illinois. The State of Illinois seeks to enjoin us from further violations and a monetary penalty. The amount of the proposed penalty is uncertain.

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

On October 23, 2006, the California Air Resources Board (ARB) notified us of its intent to impose civil penalties as a result of our failure to perform and document annual opacity (smoke) testing for our heavy duty diesel vehicle fleet. The ARB proposed that we pay $135,000 and agree to other non-monetary conditions to settle these violations. Discussions between us and the ARB are continuing, and the ultimate amount of any penalty remains uncertain.

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

Other Matters

As we reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, we were notified that a qui tam, or private citizen, complaint was filed in the United States District Court for the Central District of California against, among other parties, the City of Long Beach, City of Long Beach Harbor Department, Port of Long Beach (the Port), Union Pacific Corporation, Union Pacific Railroad Company, and Union Pacific Resources Company, also known as Union Pacific Resources Group Inc. (Resources), a former subsidiary of UPC. A private citizen filed the action because the federal government and the State of California elected not to pursue the claims. The complaint alleges that the defendants violated the Federal Civil False Claims Act and the California False Claims Act by conspiring to use public funds to (1) shift environmental cleanup liability to the Port when Resources sold its Terminal Island oil field property to the Port in 1994 and (2) effect the acquisition by the Port of the Terminal Island property in which the Port (or the State of California) allegedly already held certain incidents of title. The complaint, which has not been served on us, seeks damages of $2.4 billion, unspecified costs for remediating groundwater contamination, and triple damages and civil penalties of $10,000 per day. The plaintiff’s extended time to serve the complaint expired on April 4, 2005, and the Corporation filed a motion to dismiss for plaintiff’s failure to make timely service. However, the Court extended the plaintiff’s time to provide service. On December 7, 2005, we learned that a summons for service of the complaint had been issued, and we were served with the complaint during the fourth quarter of 2006. We dispute the factual and legal bases of the complaint. We notified Anadarko Petroleum Corporation (Anadarko), as successor to Resources after its acquisition in 2000, that an indemnification agreement between Resources and the Corporation obligates Anadarko to indemnify us for all damages, costs, and expenses related to the complaint.

Item 4. Submission of Matters to a Vote of Security Holders

Omitted in accordance with General Instruction I of Form 10-K.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

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

Our Class A Stock is entitled to a cash dividend whenever a dividend is declared on the Common Stock, in an amount which equals 8 percent of the sum of the dividends on both the Class A Stock and the Common Stock. Dividends on our Common Stock, which are paid on a quarterly basis, totaled $297 million, $289 million, and $287 million in 2006, 2005, and 2004, respectively. Dividends paid on our Class A Stock were $26 million in 2006 and $25 million in both 2005 and 2004.

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

RESULTS OF OPERATIONS

Operating Revenue

Millions of Dollars	2006	2005	2004	% Change 2006 v 2005	% Change 2005 v 2004
Commodity revenue	$14,862	$12,957	$11,692	15%	11%
Other revenue	684	588	488	16	20
Total	$15,546	$13,545	$12,180	15%	11%

Operating revenue includes commodity revenue and other revenue. Other revenue consists primarily of revenue earned by our subsidiaries, revenue from our commuter rail operations, and accessorial revenue, which we earn when customers retain equipment owned or controlled by us. We recognize commodity revenue on a percentage-of-completion basis as freight moves from origin to destination. We allocate commodity revenue between reporting periods based on the relative transit time in each reporting period and recognize expenses as we incur them. We recognize other revenue as service is performed or contractual obligations are met. Customer incentives, which are primarily provided for shipping a specified cumulative volume or shipping to/from specific locations, are recorded as a reduction to revenue based on actual or projected future customer shipments.

All six commodity groups experienced double digit revenue growth during 2006, with particularly strong growth of over 20% in agricultural commodity revenue. Price increases, fuel surcharges, and index-based contract escalators, which are formulas in our shipping contracts that correlate price adjustments to certain economic indices, all contributed to higher average revenue per car (ARC). Our fuel surcharge programs (excluding index-based contract escalators that contain some provision for fuel) generated an additional $656 million in commodity revenue compared to 2005, contributing 5% to commodity revenue growth. Volume increased 3% during the year led by solid growth in intermodal and energy shipments, which was partially offset by lower shipments of industrial products and chemicals. The year-over-year growth was also partially attributable to lower volume in 2005 due to the January West Coast storm, SPRB Joint Line disruptions, Hurricane Rita, and the Kansas washouts.

Commodity revenue improved in all six business groups during 2005, with double-digit growth in the agricultural, industrial products, and intermodal commodity groups. Fuel surcharges, price increases, and index-based contract escalators all contributed to higher ARC. Our fuel surcharge programs (excluding index-based contract escalators that contain some provision for fuel) generated an additional $671 million in commodity revenue compared to 2004, which represents approximately 70% of the additional expense incurred above the base fuel price for our fuel surcharge programs (currently, $0.75 per gallon). Although volume grew 1% for the year, the severe weather and maintenance and restoration on the SPRB Joint Line constrained volume growth.

Other revenue increased in 2006, mainly driven by higher volumes. In addition, we generated higher subsidiary revenue from Bay Pacific Financial L.L.C. (Bay Pacific), an intermodal leasing entity, following the acquisition of our joint venture partner’s interest in Bay Pacific during the third quarter of 2005. Subsidiary and accessorial revenue increased other revenue in 2005, mainly driven by higher volumes and the acquisition of Bay Pacific.

The following tables summarize the year-over-year changes in commodity revenue, revenue carloads, and average revenue per car by commodity group.

Commodity Revenue Millions of Dollars	2006	2005	2004	% Change 2006 v 2005	% Change 2005 v 2004
Agricultural	$2,395	$1,971	$1,675	22%	18%
Automotive	1,438	1,273	1,235	13	3
Chemicals	2,098	1,848	1,719	13	8
Energy	2,953	2,578	2,404	15	7
Industrial Products	3,173	2,819	2,419	13	17
Intermodal	2,805	2,468	2,240	14	10
Total	$14,862	$12,957	$11,692	15%	11%

Revenue Carloads Thousands	2006	2005	2004	% Change 2006 v 2005	% Change 2005 v 2004
Agricultural	923	883	883	5%	-%
Automotive	834	797	826	5	(4)
Chemicals	896	912	935	(2)	(2)
Energy	2,296	2,178	2,172	5	-
Industrial Products	1,451	1,508	1,515	(4)	-
Intermodal	3,452	3,266	3,127	6	4
Total	9,852	9,544	9,458	3%	1%

Average Revenue per Car	2006	2005	2004	% Change 2006 v 2005	% Change 2005 v 2004
Agricultural	$2,595	$2,233	$1,895	16%	18%
Automotive	1,724	1,598	1,496	8	7
Chemicals	2,342	2,026	1,839	16	10
Energy	1,286	1,184	1,107	9	7
Industrial Products	2,187	1,868	1,597	17	17
Intermodal	813	755	716	8	5
Total	$1,509	$1,358	$1,236	11%	10%

Agricultural – Price increases, volume growth, and fuel surcharges increased agricultural commodity revenue in 2006 versus 2005. Whole grains increased as strong gulf exports and higher freight charges for barge traffic shifted feed grain shipments to rails. Shipments of ethanol, a grain product used as an alternative fuel and fuel additive, and its co-products (primarily livestock feed) also experienced strong growth, reflecting continued demand in this growing industry. Conversely, wheat shipments declined due to extremely low crop production levels in 2006 primarily due to drought conditions in wheat producing states. Price and fuel surcharge increases improved ARC in 2006.

Price increases and fuel surcharges increased agricultural commodity revenue in 2005 compared to 2004. Total carloads were flat compared to 2004. Carloads of grain products increased during

2005 as we shipped more dry feed ingredients to Mexico and more ethanol. Higher demand for ethanol reflected the impact of energy demand, crude oil prices, and limited capacity of domestic refineries. Reduced carloadings of sugar beets partially offset the gains. Declining carloads of feed grain and reduced shipments of wheat both contributed to lower whole grain shipments. ARC improvement in 2005 resulted from price increases, fuel surcharges, and the positive impact of a larger percentage of carloads with longer average lengths of haul.

Automotive – Price increases, volume growth, and fuel surcharges increased automotive commodity revenue in 2006 over 2005. Shipments of finished vehicles grew as higher manufacturer inventories at the end of 2005 translated into record volume growth for transportation in 2006. Shipments remained relatively strong through the second quarter due to the production ramp-up of new models at plants served by us. Automotive parts shipments also grew due to conversion of traffic from trucks, new business growth, and production increases at several of the assembly plants we serve. Fuel surcharges and price increases drove the ARC improvement.

Revenue increased in 2005 over 2004 primarily due to fuel surcharges and price increases, which also drove ARC improvement. Carloads decreased due to lower shipments of domestically manufactured finished vehicles and automotive parts and materials, reflecting industry weakness during 2005.

Chemicals – Price increases, fuel surcharges, and index-based contract escalators drove the increase in revenue and ARC in 2006 versus 2005. Fewer fertilizer shipments largely drove the volume decrease. Wet weather conditions in the Midwest led to weak demand during the fall fertilizer season. In addition, softer export markets for potash, a fertilizer product, also led to reduced volumes. Business interruptions in the third quarter of 2005, primarily attributable to Hurricane Rita, reduced chemicals shipments leading to favorable volume comparisons in 2006.

Price increases, fuel surcharges, and higher shipments of potash from Canada to Portland via the Eastport, Idaho gateway for overseas export all drove revenue growth in 2005 versus 2004. Declines in liquid and dry chemicals, plastics, and petroleum shipments, in part due to the business interruptions caused by Hurricane Rita, reduced volume. In addition, liquid and dry chemical shipments and plastic shipments were lower due to a weak export market, plant closures for maintenance, and the impact of an agreement with the BNSF for access to certain facilities in the Bayport, Texas area. ARC improved in 2005 due to price increases and fuel surcharges.

Energy – Price increases, fuel surcharges, and index-based contract escalators primarily drove the increases in revenue and ARC in 2006 over 2005. Volume increases also contributed to revenue growth as coal shipments from the SPRB mines improved 8% during the year. These increases in 2006 partially reflect lower volume levels in 2005, as SPRB Joint Line disruptions, network disruptions resulting from Hurricane Rita, and the October Kansas washouts hampered coal shipments in 2005. Conversely, shipments from the Colorado and Utah mines declined 6% in 2006 due to mine shutdowns during the first quarter of 2006, along with the impact of mining production problems and network maintenance throughout the third quarter of 2006.

Revenue growth in 2005 over 2004 reflects higher prices, fuel surcharges, and index-based contract escalators. Although volume grew in the first quarter, carloads for 2005 were flat as a result of the extensive maintenance and restoration work on the SPRB Joint Line during the second, third, and fourth quarters, the impact of Hurricane Rita, the Kansas washouts, and temporary outages at mines in Colorado and Utah during the fourth quarter of 2005. ARC was higher due to price increases, higher fuel surcharges, and index-based contract escalators.

Industrial Products – Price increases and fuel surcharges improved revenue and ARC in 2006 over 2005. Volume levels declined due to lower lumber, paper, and newsprint shipments, which were partially offset by higher steel shipments. The softening of the housing market, lower production levels, and general market uncertainty drove the reduction in lumber shipments. Conversely, strong domestic markets throughout most of the year drove the increase in construction-related steel material and pipe, particularly those materials used in oil and gas drilling. Hurricane Rita reduced shipment volumes of industrial products in 2005, which favorably affected volume comparisons with 2006.

Price increases and fuel surcharges generated revenue growth in 2005 versus 2004. In particular, lumber shipments contributed to this growth due to solid pricing gains and fuel surcharges. Revenue from stone shipments increased revenue from construction products due to strong construction demand, larger train sizes, and improved car cycle times. Car cycle time is defined as the amount of time that a car spends on our system measured from the origin of the loaded or empty move until arrival at final destination. Overall carloads were flat compared to 2004. Partially offsetting substantial volume growth of stone shipments were reduced paper moves, primarily newsprint and fiber, and fewer shipments of government materials, steel, and cement, resulting from softening markets, cement shortages in certain markets, and higher inventories. Price increases and fuel surcharges drove ARC increases.

Intermodal – Record volume growth, fuel surcharges, price increases, and index-based contract escalators combined to improve revenue in 2006 over 2005 in addition to the favorable impact from weaker intermodal revenue during 2005 due to the January West Coast storm. Carloadings grew due to strong imports, primarily from Asia, partially offset by decreased domestic traffic. ARC improved due to price increases, fuel surcharges, and contract escalators.

Revenue in 2005 improved over 2004 due to strong imports, primarily from China and the rest of Asia. However, business interruptions during the first quarter of 2005 due to the January West Coast storm limited full-year revenue growth. ARC improved due to price increases, fuel surcharges, and contract escalators.

Mexico Business – Each commodity group discussed above includes revenue from shipments to and from Mexico. Revenue from Mexico business increased 23% to $1.4 billion in 2006 compared to 2005. Price increases, fuel surcharges, and shipments of finished vehicles, automotive parts, import beer, dry feed ingredients, and intermodal drove revenue growth in 2006. Volume declines in coal, newsprint, and sulfur shipments partially offset the increases.

In 2005, revenue from Mexico grew 15% to $1.1 billion, resulting primarily from price increases and fuel surcharges. Carloads were flat versus 2004, as fewer automotive parts, energy, and intermodal shipments offset higher agricultural and industrial shipments.

Operating Expenses

Millions of Dollars	2006	2005	2004	% Change 2006 v 2005	% Change 2005 v 2004
Salaries, wages, and employee benefits	$4,525	$4,310	$4,104	5%	5%
Fuel and utilities	3,012	2,562	1,816	18	41
Equipment and other rents	1,452	1,400	1,370	4	2
Depreciation	1,237	1,173	1,108	5	6
Materials and supplies	691	546	487	27	12
Casualty costs	407	408	690	-	(41)
Purchased services and other costs	1,342	1,354	1,307	(1)	4
Total	$12,666	$11,753	$10,882	8%	8%

Operating expenses increased $913 million in 2006. Higher fuel prices, which rose 16% during the period, accounted for $393 million of the increase. Our fuel surcharge programs helped offset these expenses in the form of higher revenue, recovering approximately 90% of the additional expense incurred above our base fuel price of $0.75 per gallon for the year. We base a majority of our fuel surcharges on the average U.S. diesel fuel price effective two months prior. Our recovery percentage improved from the first part of 2006 due to the timing impact of our surcharges. Surcharge revenue began to recover higher fuel costs earlier in the year, and the two-month price lag caught up with declining fuel prices during the fourth quarter of 2006. Conversely, fuel surcharge revenue during the first quarter of 2007 will decline as lower fourth quarter fuel prices will reduce most of our surcharges.

Wages, benefits, and materials and supplies inflation; a larger workforce; volume-related expenses; and higher locomotive and freight car maintenance and lease expenses accounted for most of the additional increase in 2006. Settlement of all remaining insurance claims related to the 2005 January West Coast storm, an improved fuel consumption rate, and improved car cycle times (which reduced freight car rental expense) partially offset the cost increases. Additional clean-up and restoration costs for the 2005 January West Coast storm favorably affects comparison of 2005 operating expenses with those in 2006.

Operating expenses increased $871 million in 2005 versus 2004. Excluding the asbestos charge of $247 million (pre-tax) in 2004, operating expenses increased $1.1 billion, or 11%. Significantly higher locomotive fuel prices accounted for $740 million of this increase (our fuel surcharge programs helped offset these expenses in the form of higher revenue). Inflation in wages, benefits, materials, and services, as well as a larger workforce, resulted in most of the additional increase. Also driving higher operating expenses were increased contract services and clean-up and restoration costs associated with the 2005 January West Coast storm.

Salaries, Wages, and Employee Benefits – General wage and benefit inflation increased expenses in 2006, reflecting higher salaries and wages and the impact of higher healthcare costs and other benefit costs. A larger workforce, driven by higher volume levels, and stock option expense required by new accounting rules also contributed to higher expenses. Conversely, reduced protection costs and operational improvements, boosted by network management initiatives and investment in capacity, partially offset these increases. Protection costs represent the differential payment when the wage earned for active employment is lower than an employee’s protected rate of pay. An individual’s protected rate is imposed by the STB for employees adversely affected by a merger or is established by collective bargaining agreements with our labor unions in certain cases. Additionally, we incurred higher labor expenses in 2005 for clean-up and restoration of property damaged by the January West Coast storm.

Several factors drove higher employment expenses in 2005. General wage and benefit inflation increased expenses, reflecting higher salaries and wages and the year-over-year impact of higher healthcare and other benefits costs. We also incurred higher expenses for management bonuses in 2005, as executive bonuses were not awarded for 2004 and bonuses for the professional workforce were significantly reduced in 2004. A 3% increase in our workforce and higher demand during 2005 also contributed to the increases. Additionally, labor expenses, in the form of higher train crew costs and labor incurred for repair and clean-up activities, increased due to the hurricanes in the third quarter and the West Coast storm in the first quarter. Reduced severance and relocation costs, increased network efficiency, and reduced training expenses partially offset these increases. Transferring various support personnel to Omaha, Nebraska, resulted in higher severance and relocation costs in 2004.

Fuel and Utilities

Millions of Dollars	2006	2005	2004	% Change 2006 v 2005	% Change 2005 v 2004
Locomotive fuel expense	$2,821	$2,393	$1,684	18%	42%
Fuel surcharge revenue	1,619	963	292	68	230

Fuel and utilities include locomotive fuel, utilities other than telephone, and gasoline and other fuels. Higher diesel fuel prices, which averaged $2.06 per gallon (including taxes and transportation costs) in 2006 compared to $1.77 per gallon in 2005, increased expenses by $393 million. A 3% increase in gross ton-miles resulted in $63 million of additional expenses, which was partially offset by a 2% improvement in our fuel consumption rate due to the use of newer, more fuel-efficient locomotives and our fuel conservation programs. As noted above (and described in this Item 7), we offset a significant portion of increased locomotive fuel expenses through revenue from fuel surcharges. Gasoline, utilities, and propane, and other fuel expenses increased $20 million in 2006 due to higher prices and increased usage.

In 2005, diesel fuel prices averaged $1.77 per gallon compared to $1.22 per gallon in 2004, increasing expenses by $740 million. A 1% increase in gross ton-miles resulted in $8 million of additional expenses. We offset $39 million of these increases with a 2% improvement in our consumption rate in 2005 versus 2004. We had no fuel hedges in place during 2005, whereas we hedged 120 million gallons of fuel in 2004. Gasoline, utilities, and propane expenses increased $37 million in 2005 versus 2004 due to higher prices.

Equipment and Other Rents – Equipment and other rents primarily includes rental expense we pay for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; other specialty equipment leases; and office and other rentals. Lease expense increased in 2006 compared to 2005 as we leased more locomotives and freight cars. Growth in automotive and intermodal shipments also increased our short-term freight car rental expense. Improved car-cycle times driven by network management initiatives partially offset this increase.

In 2005, the number of leased locomotives and freight cars increased, resulting in higher lease expense. Carload volume growth also increased 2005 expenses. Improved car-cycle times partially offset these increases which lowered our short-term freight car rental expense.

Depreciation – The majority of depreciation relates to track structure, including rail, ties, and other track material. A higher depreciable asset base, reflecting higher capital spending in recent years, and increased usage of our assets combined for higher depreciation expense in 2006 and 2005.

Materials and Supplies – Materials used to maintain our rail lines, structures, and equipment are the principal components of materials and supplies expense. This expense item also includes small tools, office supplies, other materials, and the costs of freight services to ship our supplies and materials. We used more repair materials at higher component costs to repair and maintain freight cars and our fleet of locomotives in 2006, including a growing number of units not covered by warranties. In addition, we performed more maintenance on locomotives that were maintained internally and not subject to maintenance contracts with third-party contractors compared to 2005.

During 2005, materials and supplies expense increased, primarily due to locomotive and freight car maintenance. We used more repair materials to maintain a larger fleet of locomotives, including a growing number of units not covered by warranties. Additionally, we incurred higher costs for car wheel sets, traction motors, and lube oil. Conversely, we incurred lower freight charges for shipping our materials, and stationery and office supplies.

Casualty Costs – Personal injury costs, freight and property damage, insurance, and environmental expense are the primary components of casualty costs. Costs were flat in 2006 compared to 2005 as lower bad debt expenses, lower freight damage expenses, and lower expenses for destruction of foreign or leased equipment all offset personal injury costs and higher settlement expenses.

In 2005, casualty costs were lower than the previous year primarily due to higher expenses incurred in 2004 for an asbestos charge, a costly derailment near San Antonio, and a large jury verdict - affirmed in 2004 - for a 1998 crossing accident. Lower freight and property damage expense and lower costs for destruction of foreign or leased equipment also reduced casualty costs. Conversely, we incurred higher insurance costs and increased costs for third-party personal injuries and damages related to environmental exposures.

Purchased Services and Other Costs – Purchased services and other costs include the costs of services purchased from outside contractors, state and local taxes, net costs of operating facilities jointly used by us and other railroads, transportation and lodging for train crew employees, trucking and contracting costs for intermodal containers, leased automobile maintenance expenses, telephone and cellular expense, employee travel expense, and computer and other general expenses. Volume-related expenses, including crew transportation and lodging costs, increased in 2006 driven by 3% growth of carloads. Higher state and local taxes (primarily sales and use taxes related to higher diesel fuel prices) also increased expenses in 2006 compared to 2005. Conversely, lower locomotive contract maintenance costs and lower expenses associated with jointly-owned operating facilities reduced expenses in 2006 compared to 2005. Settlement of all remaining insurance claims related to the 2005 January West Coast storm and the gain from the sale of two airplanes also reduced expenses in 2006. Finally, clean-up and restoration costs related to the January West Coast storm increased expenses in 2005, which also contributed to lower year-over-year expenses in 2006.

Expenses increased in 2005 versus 2004 because we experienced higher volume-related costs for freight car and locomotive contract maintenance and crew transportation and lodging. Although our intermodal carloadings increased over 4% in 2005, costs for trucking services provided by intermodal carriers remained flat as we substantially reduced expenses associated with network inefficiencies. Higher diesel fuel prices increased sales and use taxes in 2005, which resulted in higher state and local taxes. Other contract expenses for equipment maintenance and other services increased in 2005. The 2005 January West Coast storm and Hurricanes Katrina and Rita also contributed to higher expenses in 2005 (net of insurance settlements received). Partially offsetting these increases was a reduction in relocation expenses as we incurred higher relocation costs associated with moving support personnel to Omaha, Nebraska during 2004.

Non-Operating Items

Millions of Dollars	2006	2005	2004	% Change 2006 v 2005	% Change 2005 v 2004
Other income	$93	$137	$72	(32)%	90%
Interest expense	(489)	(492)	(492)	(1)	-
Income taxes	(914)	(401)	(261)	128	54

Other Income – Lower net gains from non-operating asset sales and higher expenses due to rising interest rates associated with our sale of receivables program resulted in a reduction in other income in 2006, which was partially offset by higher rental income for the use of our right-of-way (including 2006 settlements of rate disputes from prior years) and cash investment returns due to higher interest rates.

In 2005, other income increased largely as a result of higher gains from real estate sales partially offset by higher expenses due to rising interest rates associated with our sale of receivables program.

Interest Expense – Slightly lower interest expense in 2006 was primarily due to declining weighted-average debt levels. Our weighted-average debt levels were $6.5 billion, $6.6 billion, and $6.5 billion in 2006, 2005, and 2004, respectively with effective interest rates of 7.5% in both 2006 and 2005, compared to 7.6% in 2004.

Income Taxes – Income tax expense was $513 million higher in 2006 than 2005. Higher pre-tax income resulted in additional taxes of $397 million and $123 million of the increase resulted from the one-time reduction in 2005 described below; with the remaining decrease of $7 million from other adjustments. Our effective tax rate was 36.8% and 27.9% in 2006 and 2005, respectively.

Income taxes were greater in 2005 than 2004 due to higher pre-tax income partially offset by a previously reported reduction in income tax expense. In our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, we reported that the Corporation analyzed the impact that final settlements of pre-1995 tax years had on previously recorded estimates of deferred tax assets and liabilities. The completed analysis of the final settlements for pre-1995 tax years, along with Internal Revenue Service Examination Reports for tax years 1995 through 2002 were considered, among other things, in a review and re-evaluation of the Corporation’s estimated deferred tax assets and liabilities as of September 30, 2005, resulting in an income tax expense reduction of $123 million in 2005.

OTHER MATTERS

Intercompany Relationship with UPC – At December 31, 2006 and 2005, we had $693 million and $782 million working capital deficit balances, respectively, relating to UPC’s management of our cash position. As part of UPC’s cash management activities, we advance excess cash (cash available after satisfying all of our obligations and paying dividends to UPC) to UPC. We declare and pay dividends to UPC that typically approximate the dividends UPC declares to its shareholders; however, there is no formal requirement to do so. The dividend declaration between us and UPC is determined solely by our Board of Directors. To the extent we require additional cash for use in our operations, UPC makes such funds available to us for borrowing. We treat these transactions as intercompany borrowings in the Consolidated Statements of Financial Position.

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

UPC provides us with various services, including strategic planning, legal, treasury, accounting, auditing, insurance, human resources, and corporate affairs. Pursuant to a services agreement, UPC provides services to us, and we pay our share of the costs as determined by an independent review. Billings for these services were $69 million, $54 million, and $60 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Ratio of Earnings to Fixed Charges – For the years ended December 31, 2006, 2005 and 2004, our ratio of earnings to fixed charges was 4.3, 3.0 and 2.2, respectively. The increases in 2006 and 2005 were driven by higher net income. Earnings represent income before cumulative effect of accounting change, less equity earnings net of distributions, plus fixed charges and income taxes. Fixed charges represent interest charges, amortization of debt discount, and the estimated amount representing the interest portion of rental charges.

Inflation – The cumulative effect of long periods of inflation significantly increases asset replacement costs for capital-intensive companies. As a result, assuming that we replace all operating assets at current price levels, depreciation charges (on an inflation-adjusted basis) would be substantially greater than historically reported amounts.

Derivative Financial Instruments – We may use derivative financial instruments in limited instances for other than trading purposes to assist in managing our overall exposure to fluctuations in interest rates and fuel prices. We are not a party to leveraged derivatives and, by policy, do not use derivative financial instruments for speculative purposes. Derivative financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. We formally document the nature and relationships between the hedging instruments and hedged items, as well as our risk-management objectives, strategies for undertaking the various hedge transactions, and method of assessing hedge effectiveness. Changes in the fair market value of derivative financial instruments that do not qualify for hedge accounting are charged to earnings. We may use swaps, collars, futures, and/or forward contracts to mitigate the risk of adverse movements in interest rates and fuel prices; however, the use of these derivative financial instruments may limit future benefits from favorable price movements.

Market and Credit Risk – We address market risk related to derivative financial instruments by selecting instruments with value fluctuations that highly correlate with the underlying hedged item. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring high credit standards for counterparties and periodic settlements. At December 31, 2006 and 2005, we were not required to provide collateral, nor had we received collateral, relating to our hedging activities.

Determination of Fair Value – We determined the fair values of our derivative financial instrument positions at December 31, 2006 and 2005 based upon current fair values as quoted by recognized dealers or developed based upon the present value of expected future cash flows.

Sensitivity Analyses – The sensitivity analyses that follow illustrate the economic effect that hypothetical changes in interest rates could have on our results of operations and financial condition. These hypothetical changes do not consider other factors that could impact actual results.

At December 31, 2006 and 2005, we had variable-rate debt representing less than one percent of our total debt. If variable interest rates average one percentage point higher in 2007 than our December 31, 2006 and 2005 variable rate, which was approximately 5% in both years, our interest expense would increase by less than $1 million. These amounts were determined by considering the impact of the hypothetical interest rates on the balances of our variable-rate debt at December 31, 2006 and 2005, respectively.

Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a hypothetical one percentage point decrease in interest rates as of December 31, 2006, and amounts to approximately $146 million at December 31, 2006. Market risk resulting from a hypothetical one percentage point decrease in interest rates as of December 31, 2005, amounted to approximately $166 million at December 31, 2005. We estimated the fair values of our fixed-rate debt by considering the impact of the hypothetical interest rates on quoted market prices and current borrowing rates.

Interest Rate Cash Flow Hedges – We report changes in the fair value of cash flow hedges in accumulated other comprehensive loss until the hedged item affects earnings. At December 31, 2006, we had a reduction of $5 million recorded as an accumulated other comprehensive loss that is being amortized on a straight-line basis through September 30, 2014. As of December 31, 2006 and 2005, we had no interest rate cash flow hedges outstanding.

Fuel Cash Flow Hedges – Fuel costs are a significant portion of our total operating expenses. In 2006 and 2005, our primary means of mitigating the impact of adverse fuel price changes was our fuel surcharge programs. However, we may use swaps, collars, futures and/or forward contracts to further mitigate the impact of adverse fuel price changes. We did not have any fuel hedges in place during 2006 or 2005. We hedged 120 million gallons of fuel during 2004 using collars with average cap, floor, and ceiling prices of $0.74, $0.64, and $0.86 per gallon, respectively. Our use of fuel hedges decreased fuel expense by $14 million in 2004.

Fuel Swaps – We entered into two fuel basis swaps for the period August 2006 through July 2008, which cover a total of 151 million gallons of diesel fuel. These commodity basis swaps require us to make payments to, or receive payments from, the counterparty based on the difference between certain price indices. Changes in the fair value of these swaps are reflected in fuel expense. We reported a derivative asset of approximately $2 million at December 31, 2006, which represents the fair value of the swaps. The swaps reduced fuel expense for 2006 by $3 million, which included monthly net settlements with the counterparty and the fair value recognition at December 31, 2006.

Accounting Pronouncements – In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). Under the interpretation, we will recognize tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized will be measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The interpretation is effective for us beginning in the first quarter of 2007. The cumulative effect of adopting FIN 48 will be a one-time reduction in the January 1, 2007 balance of retained earnings. Future changes in uncertain tax positions will be included in income tax expense. We do not expect that the cumulative effect of adopting FIN 48 will have a material impact on our Consolidated Financial Statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurement (FAS 157). While this statement does not require new fair value measurements, it provides guidance on applying fair value and expands required disclosures. FAS 157 is effective for us beginning in the first quarter of 2008. We are currently assessing the impact FAS 157 may have on our Consolidated Financial Statements.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (FAS 158). FAS 158 required us to recognize the funded status of our pension and postretirement plans in the balance sheet, along with a corresponding noncash, after-tax adjustment to shareholders’ equity. Funded status is determined as the difference between the fair value of plan assets and the benefit obligation. Changes in the funded status will be recognized in other comprehensive loss. We adopted FAS 158 at the end of 2006 and have disclosed the impact of the adoption in note 8 of the Financial Statements and Supplementary Data, Item 8.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current-year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement and balance sheet approach and then evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior-year errors that had been previously considered immaterial are now considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior-year’s financial statements are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings (deficit) as of the beginning of the fiscal year of adoption. SAB 108 was effective for us at the end of 2006. The adoption of SAB 108 did not have any impact on our Consolidated Financial Statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159). This statement, which is expected to expand fair value measurement, permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for us beginning in the first quarter of 2008. We are currently assessing the impact FAS 159 may have on our Consolidated Financial Statements.

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

Indemnities – Our maximum potential exposure under indemnification arrangements, including certain tax indemnifications, can range from a specified dollar amount to an unlimited amount, depending on the nature of the transactions and the agreements. Due to uncertainty as to whether claims will be made or how they will be resolved, we cannot reasonably determine the probability of an adverse claim or reasonably estimate any adverse liability or the total maximum exposure under these indemnification arrangements. We do not have any reason to believe that we will be required to make any material payments under these indemnity provisions.

CRITICAL ACCOUNTING POLICIES

Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The following critical accounting policies are a subset of our significant accounting policies described in note 1 to the Financial Statements and Supplementary Data, Item 8. These critical accounting policies affect significant areas of our financial statements and involve judgment and estimates. If these estimates differ significantly from actual results, the impact on our Consolidated Financial Statements may be material.

Asbestos – We are a defendant in a number of lawsuits in which current and former employees allege exposure to asbestos. During 2004, we engaged a third party with extensive experience in estimating resolution costs for asbestos-related claims to assist us in assessing our potential liability. As a result of this assessment, we increased our liability in 2004 for resolving both asserted and unasserted asbestos-related claims through 2034. This liability excludes future defense and processing costs. The liability for resolving both asserted and unasserted claims was based on the following assumptions:

•	The number of future claims received would be consistent with historical averages.

•	The number of claims filed against us will decline each year.

•	The average settlement values for asserted and unasserted claims will be equivalent to historical averages.

•	The percentage of claims dismissed in the future will be equivalent to historical averages.

Our asbestos-related liabilities were $302 million and $311 million at December 31, 2006 and 2005, respectively. The current portion of asbestos-related liabilities was $13 million and $16 million, respectively. Approximately 16% of the recorded liability related to asserted claims and approximately 84% related to unasserted claims. These claims are expected to be paid out over the next 28 years. We have insurance coverage for a portion of the costs incurred to resolve asbestos-related claims, and, as a result of the 2004 assessment, we increased our receivable for insurance recoveries related to asbestos during 2004. We have recognized an asset for estimated insurance recoveries at December 31, 2006 and 2005.

Our asbestos-related claims activity was as follows:

Claims Activity	2006	2005	2004
Open claims, beginning balance	2,435	2,316	2,560
New claims	316	741	474
Settled or dismissed claims	(474)	(622)	(718)
Open claims, ending balance at December 31	2,277	2,435	2,316

During 2006 and 2005 our third-party consultants assisted us in reviewing our actual asbestos claim experience compared to the assumptions used in the 2004 estimate, and we determined that no adjustment was necessary. We will continue to review actual experience and adjust our estimate as warranted.

We believe that our liability for asbestos-related claims and the estimated insurance recoveries reflect reasonable and probable estimates. The amounts recorded for asbestos-related liabilities and related insurance recoveries were based on currently known facts. However, future events, such as the number of new claims to be filed each year, average settlement costs, and insurance coverage issues could cause the actual costs and insurance recoveries to be higher or lower than the projected amounts. Estimates may also vary due to changes to strategies, activities, and outcomes of asbestos litigation, federal and state law governing litigation and compensation of asbestos claimants, and the level of payments made to claimants by other defendants.

Environmental – We are subject to federal, state, and local environmental laws and regulations. We identified 367 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 44 sites that are the subject of actions taken by the U.S. government, 25 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

Our environmental site activity was as follows:

Site Activity	2006	2005	2004
Open sites, beginning balance	370	384	417
New sites	50	56	59
Closed sites	(53)	(70)	(92)
Open sites, ending balance at December 31	367	370	384

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

Environmental expense for the years ended December 31, 2006, 2005, and 2004 were $39 million, $45 million, and $46 million, respectively. As of December 31, 2006 and 2005, we had a liability of $210 million and $213 million, respectively, accrued for future environmental costs, of which $54 million and $46 million, respectively, were recorded in current liabilities as accrued casualty costs. The liability includes future costs for remediation and restoration of sites, as well as ongoing monitoring costs, but excludes any anticipated recoveries from third parties. Cost estimates are based on information available for each site, financial viability of other potentially responsible parties, and existing technology, laws, and regulations. The ultimate liability for remediation is difficult to determine because of the number of potentially responsible parties involved, site-specific cost sharing arrangements with other potentially responsible parties, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites, and the speculative nature of remediation costs. Current obligations are not expected to have a material adverse effect on our consolidated results of operations, financial condition, or liquidity.

Personal Injury – The cost of personal injuries to employees and others related to our activities is charged to expense based on estimates of the ultimate cost and number of incidents each year. We use third-party actuaries to assist us with measuring the expense and liability, including unasserted claims. The Federal Employers’ Liability Act (FELA) governs compensation for work-related accidents. Under FELA, damages are assessed based on a finding of fault through litigation or out-of-court settlements. We offer a comprehensive variety of services and rehabilitation programs for employees who are injured at work. Annual expenses for personal injury-related events were $243 million in 2006, $245 million in 2005, and $288 million in 2004. As of December 31, 2006 and 2005, we had accrued liabilities of $629 million and $614 million for future personal injury costs, respectively, of which $232 million and $272 million was recorded in current liabilities as accrued casualty costs, respectively. Our personal injury liability is discounted to present value using applicable U.S. Treasury rates. Approximately 87% of the recorded liability related to asserted claims, and approximately 13% related to unasserted claims. Estimates can vary over time due to evolving trends in litigation.

Our personal injury claims activity was as follows:

Claims Activity	2006	2005	2004
Open claims, beginning balance	4,197	4,028	4,085
New claims	4,190	4,584	4,366
Settled or dismissed claims	(4,261)	(4,415)	(4,423)
Open claims, ending balance at December 31	4,126	4,197	4,028

Depreciation – The railroad industry is capital intensive. Properties are carried at cost. Provisions for depreciation are computed principally on the straight-line method based on estimated service lives of depreciable property. The lives are calculated using a separate composite annual percentage rate for each depreciable property group, based on the results of internal depreciation studies. We are required to submit a report on depreciation studies and proposed depreciation rates to the STB for review and approval every three years for equipment property and every six years for road property. The cost (net of salvage) of depreciable railroad property retired or replaced in the ordinary course of business is charged to accumulated depreciation, and no gain or loss is recognized. A gain or loss is recognized in other income for all other property upon disposition because the gain or loss is not part of rail operations. The cost of internally developed software is capitalized and amortized over a five-year period.

Significant capital spending in recent years increased the total value of our depreciable assets. Cash capital spending totaled $2.2 billion for the year ended December 31, 2006. For the year ended December 31, 2006, depreciation expense was $1.2 billion. We use various methods to estimate useful lives for each group of depreciable property. Due to the capital intensive nature of the business and the large base of depreciable assets, variances to those estimates could have a material effect on our Consolidated Financial Statements. If the estimated useful lives of all depreciable assets were increased by one year, annual depreciation expense would decrease by approximately $43 million. If the estimated useful lives of all assets to be depreciated were decreased by one year, annual depreciation expense would increase by approximately $45 million.

Income Taxes – As required under FASB Statement No. 109, Accounting for Income Taxes (FAS 109), we account for income taxes by recording taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. These expected future tax consequences are measured based on provisions of tax law as currently enacted; the effects of future changes in tax laws are not anticipated. Future tax law changes, such as a change in the corporate tax rate, could have a material impact on our financial condition or results of operations. For example, a 1% increase in the federal income tax rate would increase our deferred tax liability by approximately $242 million.

When appropriate, we record a valuation allowance against deferred tax assets to offset future tax benefits that may not be realized. In determining whether a valuation allowance is appropriate, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based in part on management’s judgments regarding the best available evidence about future events. Based on that analysis, we recorded a valuation allowance of $5 million against certain deferred tax assets as of December 31, 2005. There was no valuation allowance as of December 31, 2006.

Pension and Other Postretirement Benefits – We use third-party actuaries to assist us in properly measuring the liabilities and expenses associated with providing pension and defined contribution medical and life insurance benefits (OPEB) to eligible employees. In order to use actuarial methods to value the liabilities and expenses we must make several assumptions. The critical assumptions used to measure pension obligations and expenses are the discount rate and expected rate of return on pension assets. For OPEB, the critical assumptions are the discount rate and healthcare cost trend rate.

We evaluate our critical assumptions at least annually, and selected assumptions are based on the following factors:

•

Discount rate is based on a hypothetical portfolio of high quality corporate bonds (rated AA by a recognized rating agency) for which the timing and amount of cash flows matches our plan’s expected benefit payments.

•	Expected return on plan assets is based on our asset allocation mix and our historical return, taking into consideration current and expected market conditions.

•	Healthcare cost trend rate is based on our historical rates of inflation and expected market conditions.

The following tables present the key assumptions used to measure pension and OPEB expense for 2006 and the estimated impact on 2006 pension and OPEB expense relative to a change in those assumptions:

Assumptions	Pension	OPEB
Discount rate	5.75%	5.75%
Salary increase	2.75%	N/A
Expected return on plan assets	8.00%	N/A
Healthcare cost trend rate:
Current	N/A	9.00%
Level in 2010	N/A	5.00%

Sensitivities	Increase in Expense
Millions of Dollars	Pension	OPEB
0.25% decrease in discount rate	$6	$-
0.25% increase in salary scale	$1	N/A
0.25% decrease in expected return on plan assets	$4	N/A
1% increase in healthcare cost trend rate	N/A	$5

CAUTIONARY INFORMATION

Certain statements in this report, and statements in other reports or information filed or to be filed with the SEC (as well as information included in oral statements or other written statements made or to be made by us), are, or will be, forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements include, without limitation, statements or information in this report (including information incorporated herein by reference) regarding: expectations as to operational or service improvements; expectations regarding the effectiveness of steps taken or to be taken to improve operations, service, infrastructure improvements, transportation plan modifications, and management of customer traffic on the system to meet demand; expectations as to cost savings, revenue growth, and earnings; the time by which goals, targets, or objectives will be achieved; projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, future economic performance, and general economic conditions; proposed new products and services; estimates of costs relating to environmental remediation and restoration; expectations that claims, litigation, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on our consolidated results of operations, financial condition, or liquidity and any other similar expressions concerning matters that are not historical facts.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times that, or by which, such performance or results will be achieved. Forward-looking information is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements.

Forward-looking statements and information reflect the good faith consideration by management of currently available information, and may be based on underlying assumptions believed to be reasonable under the circumstances. However, such information and assumptions (and, therefore, such forward-looking statements and information) are or may be subject to variables or unknown or unforeseeable events or circumstances over which management has little or no influence or control. The Risk Factors in Item 1A of this report could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements.

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

****************************************

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Union Pacific Railroad Company, its Directors, and Shareholders:

We have audited the accompanying consolidated statements of financial position of Union Pacific Railroad Company (an indirect wholly owned subsidiary of Union Pacific Corporation) and Consolidated Subsidiary Companies (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in common shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Table of Contents at Part IV, Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Union Pacific Railroad Company and Consolidated Subsidiary Companies as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 8 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Omaha, Nebraska

February 16, 2007

CONSOLIDATED STATEMENTS OF INCOME

Union Pacific Railroad Company and Consolidated Subsidiary Companies

Millions, for the Years Ended December 31,	2006	2005	2004
Operating revenue	$15,546	$13,545	$12,180

Operating expenses:
Salaries, wages, and employee benefits	4,525	4,310	4,104
Fuel and utilities	3,012	2,562	1,816
Equipment and other rents	1,452	1,400	1,370
Depreciation	1,237	1,173	1,108
Materials and supplies	691	546	487
Casualty costs	407	408	690
Purchased services and other costs	1,342	1,354	1,307
Total operating expenses	12,666	11,753	10,882
Operating income	2,880	1,792	1,298
Other income	93	137	72
Interest expense	(489)	(492)	(492)
Income before income taxes	2,484	1,437	878
Income taxes	(914)	(401)	(261)
Net income	$1,570	$1,036	$617

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

Union Pacific Railroad Company and Consolidated Subsidiary Companies

Millions of Dollars, as of December 31,	2006	2005
Assets
Current assets:
Cash and cash equivalents	$400	$403
Accounts receivable, net	649	666
Materials and supplies	395	331
Current deferred income taxes	320	288
Other current assets	179	144
Total current assets	1,943	1,832
Investments:
Investments in and advances to affiliated companies	865	789
Other investments	12	17
Total investments	877	806
Properties:
Road	35,634	33,812
Equipment	7,637	7,675
Other	161	182
Total cost	43,432	41,669
Accumulated depreciation	(10,569)	(9,711)
Net properties	32,863	31,958
Other assets	317	465
Total assets	$36,000	$35,061
Liabilities and Common Shareholders’ Equity
Current liabilities:
Accounts payable	$677	$779
Accrued wages and vacation	409	408
Accrued casualty costs	387	403
Income and other taxes	298	241
Third-party debt due within one year	136	146
Equipment rents payable	108	130
Other current liabilities	621	507
Total current liabilities	2,636	2,614
Intercompany borrowings from UPC	4,877	5,083
Third-party debt due after one year	1,474	1,597
Deferred income taxes	9,625	9,457
Accrued casualty costs	868	876
Retiree benefits obligation	504	855
Other long-term liabilities	706	602
Mandatorily redeemable preference shares	9	11
Commitments and contingencies (note 11)
Total liabilities	20,699	21,095
Common shareholders’ equity:
Common stock, par value $10.00 per share, 9,200 shares authorized, 4,465 shares outstanding	-	-
Class A stock, par value $10.00 per share, 800 shares authorized, 388 shares outstanding	-	-
Paid-in-surplus	4,782	4,782
Retained earnings	10,661	9,414
Accumulated other comprehensive loss	(142)	(230)
Total common shareholders’ equity	15,301	13,966
Total liabilities and common shareholders’ equity	$36,000	$35,061

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Union Pacific Railroad Company and Consolidated Subsidiary Companies

Millions of Dollars, for the Years Ended December 31,	2006	2005	2004
Operating Activities
Net income	$1,570	$1,036	$617
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,237	1,173	1,108
Deferred income taxes	199	47	338
Net gain from asset sales	(72)	(135)	(69)
Other operating activities, net	(168)	(30)	92
Changes in current assets and liabilities, net	(50)	186	2
Cash provided by operating activities	2,716	2,277	2,088
Investing Activities
Capital investments	(2,241)	(2,168)	(1,875)
Proceeds from asset sales	124	185	135
Other investing activities, net	68	(62)	(1)
Cash used in investing activities	(2,049)	(2,045)	(1,741)
Financing Activities
Dividends paid to parent	(323)	(314)	(312)
Debt repaid	(148)	(145)	(269)
Intercompany borrowings (payments)	(205)	394	316
Other financing activities, net	6	-	-
Cash used in financing activities	(670)	(65)	(265)
Net change in cash and cash equivalents	(3)	167	82
Cash and cash equivalents at beginning of year	403	236	154
Cash and cash equivalents at end of year	$400	$403	$236
Changes in Current Assets and Liabilities, Net of Acquisitions
Accounts receivable, net	$17	$(134)	$(44)
Materials and supplies	(64)	(22)	(42)
Other current assets	(35)	39	2
Accounts, wages, and vacation payable	(101)	226	100
Other current liabilities	133	77	(14)
Total	$(50)	$186	$2
Supplemental Cash Flow Information
Non-cash investing activities:
Capital investments accrued but not yet paid	$106	$103	$82
Cash (paid) received during the year for:
Interest	$(475)	$(502)	$(498)
Income taxes, net	(618)	(310)	14

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS’ EQUITY

Union Pacific Railroad Company and Consolidated Subsidiary Companies

							Accumulated Other Comp Income/(Loss)
Millions of Dollars Thousands of Shares	Common Shares	Class A Shares	Common Shares	Class A Stock	Paid-in- Surplus	Retained Earnings	Defined Benefit Plan	Foreign Curr. Trans.	Derivative Adj.	Total
Balance at Jan. 1, 2004	4,465	388	$-	$-	$4,782	$8,387	$(109)	$(18)	$3	$13,045
Comprehensive income/(loss):
Net income			-	-	-	617	-	-	-	617
Other comp. income/(loss) [a]			-	-	-	-	(103)	-	(10)	(113)
Total comprehensive income/(loss)			-	-	-	617	(103)	-	(10)	504
Dividends declared	-	-	-	-	-	(312)	-	-	-	(312)
Balance at Dec. 31, 2004	4,465	388	$-	$-	$4,782	$8,692	$(212)	$(18)	$(7)	$13,237
Comprehensive income/(loss):
Net income			-	-	-	1,036	-	-	-	1,036
Other comp. income/(loss) [a]			-	-	-	-	1	5	1	7
Total comprehensive income/(loss)			-	-	-	1,036	1	5	1	1,043
Dividends declared	-	-	-	-	-	(314)	-	-	-	(314)
Balance at Dec. 31, 2005	4,465	388	$-	$-	$4,782	$9,414	$(211)	$(13)	$(6)	$13,966
Comprehensive income/(loss):
Net income			-	-	-	1,570	-	-	-	1,570
Other comp. income/(loss) [a]			-	-	-	-	170	(4)	1	167
Total comprehensive income/(loss)			-	-	-	1,570	170	(4)	1	1,737
FAS 158 adoption (note 8) [b]			-	-	-	-	(79)	-	-	(79)
Dividends declared	-	-	-	-	-	(323)	-	-	-	(323)
Balance at Dec. 31, 2006	4,465	388	$-	$-	$4,782	$10,661	$(120)	$(17)	$(5)	$15,301

[a] Net of deferred taxes of $102, $5, and $(69) in 2006, 2005, and 2004, respectively.

[b] Net of deferred taxes of ($94).

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Union Pacific Railroad Company and Consolidated Subsidiary Companies

For purposes of this report, unless the context otherwise requires, all references herein to the “Company”, “we”, “us”, and “our” mean Union Pacific Railroad Company and Consolidated Subsidiary Companies. Union Pacific Railroad Company, together with our wholly-owned and majority-owned subsidiaries, is an indirect wholly-owned subsidiary of Union Pacific Corporation “the Corporation” or “UPC”.

1. Significant Accounting Policies

Principles of Consolidation – The Consolidated Financial Statements include the accounts of Union Pacific Railroad Company and all of its subsidiaries. Investments in affiliated companies (20% to 50% owned) are accounted for using the equity method of accounting. All significant intercompany transactions are eliminated. The Company evaluates its less than majority-owned investments for consolidation pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46 (Revised 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46(R)). We currently have no less than majority-owned investments that require consolidation under FIN 46(R).

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

Revenue Recognition – We recognize commodity revenue on a percentage-of-completion basis as freight moves from origin to destination. The allocation of revenue between reporting periods is based on the relative transit time in each reporting period with expenses recognized as incurred. Other revenue is recognized as service is performed or contractual obligations are met. Customer incentives, which are primarily provided for shipping a specified cumulative volume or shipping to/from specific locations, are recorded as a reduction to revenue based on actual or projected future customer shipments.

Translation of Foreign Currency – Our portion of the assets and liabilities related to foreign investments are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenue and expenses are translated at the average rates of exchange prevailing during the year. Unrealized adjustments are reflected within common shareholders’ equity as accumulated other comprehensive income or loss.

Financial Instruments – The carrying value of our non-derivative financial instruments approximates fair value. The fair value of financial instruments is generally determined by reference to market values as quoted by recognized dealers or developed based upon the present value of expected future cash flows.

We periodically use derivative financial instruments, for other than trading purposes, to manage risk related to changes in fuel prices and interest rates.

Stock-Based Compensation – We participate in several of the Corporation’s stock-based compensation plans under which our employees receive stock options, nonvested retention shares, and nonvested stock units. We refer to the nonvested shares and stock units collectively as “retention awards”.

We adopted FASB Statement No. 123(R), Share-Based Payment (FAS 123(R)), on January 1, 2006. FAS 123(R) requires us to measure and recognize compensation expense for all stock-based awards made to employees and directors, including stock options. Compensation expense is based on the calculated fair value of the awards as measured at the grant date and is expensed ratably over the service period of the awards (generally the vesting period). The fair value of retention awards is the stock price on the date of grant, while the fair value of stock options is determined by using the Black-Scholes option pricing model. We elected to use the modified prospective transition method as permitted by FAS 123(R) and did not restate financial results for prior periods. We did not make an adjustment for the cumulative effect of these estimated forfeitures, as the impact was not material.

As a result of the adoption of FAS 123(R), we recognized expense for stock options in 2006, in addition to retention awards, which were expensed prior to 2006. Before taxes, stock-based compensation expense included $9 million for stock options and $14 million for retention awards for 2006.

Prior to the adoption of FAS 123(R), we applied the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation expense related to stock option grants was reflected in net income, as all options granted under those plans had a grant price equal to the market value of our common stock on the date of grant. Stock-based compensation expense related to retention shares, stock units, and other incentive plans was reflected in net income. The following table details the effect on net income had compensation expense for all of our stock-based awards, including stock options, been recorded in the years ended December 31, 2005 and 2004 based on the fair value method under FASB Statement No. 123, Accounting for Stock-Based Compensation.

Pro Forma Stock-Based Compensation Expense	Year Ended December 31,
Millions of Dollars	2005	2004
Net income, as reported	$1,036	$617
Stock-based employee compensation expense, reported in net income, net of tax	6	8
Total stock-based employee compensation expense determined under fair value–based method for all awards, net of tax [a]	(30)	(23)
Pro forma net income	$1,012	$602

[a]

Stock options for executives granted in 2003 and 2002 included a reload feature. This reload feature allowed executives to exercise their options using shares of Union Pacific Corporation common stock that they already owned and obtain a new grant of options in the amount of the shares used for exercise plus any shares withheld for tax purposes. The reload feature of these option grants could only be exercised if the price of UPC’s common stock increased at least 20% from the price at the time of the reload grant. During the year ended December 31, 2005, reload option grants represented $12 million of the pro forma expense noted above. There were no reload options exercised during 2004 and no pro forma expense for reload option grants in 2004. There were no reload option grants during 2006 as stock options exercised after January 1, 2006 are not eligible for the reload feature.

Use of Estimates – Our Consolidated Financial Statements include estimates and assumptions regarding certain assets, liabilities, revenue, and expenses and the disclosure of certain contingent assets and liabilities. Actual future results may differ from such estimates.

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

Pension and Other Postretirement Benefits – We incur certain employment-related expenses associated with pensions and other postretirement benefits. In order to measure the expense associated with these benefits, we must make various assumptions including discount rates used to value certain liabilities, expected return on plan assets used to fund these expenses, salary increases, employee turnover rates, anticipated mortality rates, and expected future healthcare costs.

The assumptions used by us are based on our historical experience as well as current facts and circumstances. We use third-party actuaries to assist us in properly measuring the expense and liability associated with these benefits.

Personal Injury – The cost of injuries to employees and others on our property is charged to expense based on estimates of the ultimate cost and number of incidents each year. We use third-party actuaries to assist us in properly measuring the expense and liability. Our personal injury liability is discounted to present value using applicable U.S. Treasury rates. Legal fees and incidental costs are expensed as incurred.

Environmental – When environmental issues have been identified with respect to property currently or formerly owned, leased, or otherwise used in the conduct of our business, we and our consultants perform environmental assessments on such property. We expense the cost of the assessments as incurred. We accrue the cost of remediation where our obligation is probable and such costs can be reasonably estimated. We do not discount our environmental liabilities when the timing of the anticipated cash payments is not fixed or readily determinable. Legal fees and incidental costs are expensed as incurred.

Asbestos – We estimate a liability for asserted and unasserted asbestos-related claims based on an assessment of the number and value of those claims. We use an external consulting firm to assist us in properly measuring the expense and liability. Our liability for asbestos-related claims is not discounted to present value due to the uncertainty surrounding the timing of future payments. Legal fees and incidental costs are expensed as incurred.

2. Operations and Segmentation

We are a Class I railroad operating in the United States. We have one reportable operating segment. Although revenue is analyzed by commodity group, we analyze the net financial results as one segment due to the integrated nature of the rail network. We have 32,339 route miles, linking Pacific Coast and Gulf Coast ports with the Midwest and eastern United States gateways and providing several corridors to key Mexican gateways. We serve the western two-thirds of the country and maintain coordinated schedules with other rail carriers for the handling of freight to and from the Atlantic Coast, the Pacific Coast, the Southeast, the Southwest, Canada, and Mexico. Export and import traffic is moved through Gulf Coast and Pacific Coast ports and across the Mexican and Canadian borders.

3. Transactions with Affiliates

At December 31, 2006 and 2005, we had $693 million and $782 million working capital deficit balances, respectively, relating to UPC’s management of our cash position. As part of UPC’s cash management activities, we advance excess cash (cash available after satisfying all of our obligations and paying dividends to UPC) to UPC. We declare and pay dividends to UPC that typically approximate the dividends UPC declares to its shareholders; however, there is no formal requirement to do so. The dividend declaration between us and UPC is determined solely by our Board of Directors. To the extent we require additional cash for use in our operations, UPC makes such funds available to us for borrowing. We treat these transactions as intercompany borrowings in the Consolidated Statements of Financial Position.

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

UPC provides us with various services, including strategic planning, legal, treasury, accounting, auditing, insurance, human resources, and corporate affairs. Pursuant to a services agreement, UPC provides services to us, and we pay our share of the costs as determined by an independent review. Billings for these services were $69 million, $54 million, and $60 million for the years ended December 31, 2006, 2005, and 2004, respectively.

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

Market and Credit Risk – We address market risk related to derivative financial instruments by selecting instruments with value fluctuations that highly correlate with the underlying hedged item. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring high credit standards for counterparties and periodic settlements. At December 31, 2006 and 2005, we were not required to provide collateral, nor had we received collateral, relating to our hedging activities.

Determination of Fair Value – We determined the fair values of our derivative financial instrument positions at December 31, 2006 and 2005 based upon current fair values as quoted by recognized dealers or developed based upon the present value of expected future cash flows.

Interest Rate Cash Flow Hedges – We report changes in the fair value of cash flow hedges in accumulated other comprehensive loss until the hedged item affects earnings. At December 31, 2006, we had a reduction of $5 million recorded as an accumulated other comprehensive loss that is being amortized on a straight-line basis through September 30, 2014. As of December 31, 2006 and 2005, we had no interest rate cash flow hedges outstanding.

Fuel Cash Flow Hedges – Fuel costs are a significant portion of our total operating expenses. In 2006 and 2005, our primary means of mitigating the impact of adverse fuel price changes were our fuel surcharge programs. However, we may use swaps, collars, futures and/or forward contracts to further mitigate the impact of adverse fuel price changes. We did not have any fuel hedges in place during 2006 or 2005. We hedged 120 million gallons of fuel during 2004 using collars with average cap, floor, and ceiling prices of $0.74, $0.64, and $0.86 per gallon, respectively. Our use of fuel hedges decreased fuel expense by $14 million in 2004.

Fuel Swaps – We entered into two fuel basis swaps for the period August 2006 through July 2008, which cover a total of 151 million gallons of diesel fuel. These commodity basis swaps require us to make payments to, or receive payments from, the counterparty based on the difference between certain price indices. Changes in the fair value of these swaps are reflected in fuel expense. We reported a derivative asset of approximately $2 million at December 31, 2006, which represents the fair value of the swaps. The swaps reduced fuel expense for 2006 by $3 million, which included monthly net settlements with the counterparty and the fair value recognition at December 31, 2006.

Fair Value of Debt Instruments – The fair value of our short- and long-term debt was estimated using quoted market prices, where available, or current borrowing rates. At December 31, 2006 and 2005, the fair value of total debt exceeded the carrying value by approximately $103 million and $170 million, respectively. At December 31, 2006 and 2005, approximately $165 million and $169 million, respectively, of fixed-rate debt securities contained call provisions that allowed us to retire the debt instruments prior to final maturity, with the payment of fixed call premiums, or in certain cases, at par.

Sale of Receivables – We transfer most of our accounts receivable to Union Pacific Receivables, Inc. (UPRI), a bankruptcy-remote subsidiary, as part of a sale of receivables facility. UPRI sells, without recourse on a 364-day revolving basis, an undivided interest in such accounts receivable to investors. The total capacity to sell undivided interests to investors under the facility was $600 million at both December 31, 2006 and 2005. The value of the outstanding undivided interest held by investors under the facility was $600 million at both December 31, 2006 and 2005, respectively. The value of the outstanding undivided interest held by investors is not included in our Consolidated Financial Statements. The value of the undivided interest held by investors was supported by $1,158 million and $1,226 million of accounts receivable held by UPRI at December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, the value of the interest retained by UPRI was $558 million and $626 million, respectively. This retained interest is included in accounts receivable in our Consolidated Financial Statements. The interest sold to investors is sold at carrying value, which approximates fair value, and there is no gain or loss recognized from the transaction.

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

We have been designated to service the sold receivables; however, no servicing asset or liability has been recognized as the servicing fees adequately compensate us for our responsibilities. We collected approximately $15.5 billion and $13.4 billion during the years ended December 31, 2006 and 2005, respectively. UPRI used certain of these proceeds to purchase new receivables under the facility.

The costs of the sale of receivables program are included in other income and were $33 million, $23 million, and $11 million for 2006, 2005, and 2004, respectively. The costs include interest, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability.

The investors have no recourse to our other assets except for customary warranty and indemnity claims. Our creditors have no recourse to the assets of UPRI. In August 2006, the sale of receivables program was renewed for an additional 364-day period without any significant changes in terms.

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

Components of income tax expense were as follows for the years ended December 31:

Millions of Dollars	2006	2005	2004
Current income tax expense (benefit):
Federal	$660	$313	$(79)
State	55	41	2
Total current income tax expense (benefit)	715	354	(77)
Deferred income tax expense (benefit):
Federal	172	40	387
State	27	7	(49)
Total deferred income tax expense	199	47	338
Total	$914	$401	$261

For the years ended December 31, reconciliation between statutory and effective tax rates is as follows:

Tax Rate Percentages	2006	2005	2004
Federal statutory tax rate	35.0%	35.0%	35.0%
State statutory rates, net of federal benefits	2.9	2.9	2.9
Deferred tax adjustments	(0.5)	(8.5)	(2.8)
Tax credits	(1.0)	(1.2)	(5.5)
Other	0.4	(0.3)	0.1
Effective tax rate	36.8%	27.9%	29.7%

Deferred income tax liabilities (assets) were comprised of the following at December 31:

Millions of Dollars	2006	2005
Net current deferred income tax asset	$(320)	$(288)
Property	9,355	9,216
State taxes, net	608	590
Other	(338)	(349)
Net long-term deferred income tax liability	9,625	9,457
Net deferred income tax liability	$9,305	$9,169

All federal income tax years prior to 1995 are closed. Federal income tax liabilities for tax years 1986 through 1994 have been resolved. Interest calculations for these years are in process and may take several years to resolve with the Internal Revenue Service (IRS). The IRS is examining the Corporation’s federal income tax returns for tax years 2003 and 2004 and should complete their exam in 2007. The IRS has completed its examinations and issued notices of deficiency for tax years 1995 through 2002, and we are in the IRS Appeals process for these years. As previously reported, among their proposed adjustments is the disallowance of tax deductions claimed in connection with certain donations of property. In the fourth quarter of 2005, the IRS National Office issued a Technical Advice Memorandum that left unresolved whether the deductions were proper, pending further factual development. We continue to dispute the donation issue, as well as many of the other proposed adjustments, and will contest the associated tax deficiencies through the IRS Appeals process, and, if necessary, litigation. We do not expect that the ultimate resolution of these examinations will have a material adverse effect on our Consolidated Financial Statements.

As reported in the Corporation’s Forms 10-Q for the quarters ended June 30, 2005, and September 30, 2005, the final settlements for pre-1995 tax years, along with the IRS Examination Reports for tax years 1995 through 2002, among other things, were considered in a review and re-evaluation of the Corporation’s estimated deferred tax assets and liabilities. This review resulted in a reduction of deferred income tax liabilities and income tax expense of $123 million in the third quarter of 2005.

6. Debt

Total debt as of December 31, 2006 and 2005, including interest rate swaps designated as hedges, is summarized below:

Millions of Dollars	2006	2005
Intercompany borrowings from UPC, 7.5%	$4,877	5,083
Capitalized leases, 4.7% to 9.3% due through 2026	1,236	1,318
Equipment obligations, 6.6% to 10.2% due through 2019	232	270
Notes and debentures, 3.0% to 5.0% due through 2054	119	120
Mortgage bonds, 4.8% due through 2030	59	60
Tax-exempt financings, 4.4% to 5.1% due through 2015	34	41
Unamortized discount	(70)	(66)
Total debt	6,487	6,826
Less current portion	(136)	(146)
Total long-term debt	$6,351	$6,680

Debt Maturities – The following table presents aggregate debt maturities as of December 31, 2006, excluding intercompany borrowings.

Millions of Dollars
2007	$136
2008	133
2009	132
2010	117
2011	133
Thereafter	959
Total debt	$1,610

Mortgaged Properties – Equipment with a carrying value of approximately $2.8 billion and $3.0 billion at December 31, 2006 and 2005, respectively, serves as collateral for capital leases and other types of equipment obligations in accordance with the secured financing arrangements utilized to acquire such railroad equipment.

As a result of the merger of Missouri Pacific Railroad Company (MPRR) with and into the Company on January 1, 1997, and pursuant to the underlying indentures for the MPRR mortgage bonds, we must maintain the same value of assets after the merger in order to comply with the security requirements of the mortgage bonds. As of the merger date, the value of the MPRR assets that secured the mortgage bonds was approximately $6.0 billion. In accordance with the terms of the indentures, this collateral value must be maintained during the entire term of the mortgage bonds irrespective of the outstanding balance of such bonds.

Income-Based Securities – We have certain debt instruments which contain provisions that limit the payment of interest, require sinking fund installments, and impose certain restrictions in the event that all interest is not paid based upon available income levels. Other debt instruments contain provisions that may impose restrictions on the Company’s ability to declare dividends on certain classes of capital stock (note 9).

7. Leases

We lease certain locomotives, freight cars, and other property. Future minimum lease payments for operating and capital leases with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2006 were as follows:

Millions of Dollars	Operating Leases	Capital Leases
2007	$620	$180
2008	544	173
2009	497	168
2010	454	148
2011	417	157
Later Years	2,914	1,090
Total minimum lease payments	$5,446	$1,916
Amount representing interest	N/A	(680)
Present value of minimum lease payments	N/A	$1,236

Rent expense for operating leases with terms exceeding one month was $795 million in 2006, $727 million in 2005, and $650 million in 2004. When cash rental payments are not made on a straight-line basis, we recognize rental expense on a straight-line basis over the lease term. Contingent rentals and sub-rentals are not significant.

8. Retirement Plans

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

New Accounting Standard

We adopted FASB Statement No. 158, Employers’ Accounting for Defined Pension and Other Postretirement Plans (FAS 158), at the end of 2006, which required us to separately recognize the overfunded or underfunded status of the pension and OPEB plans as an asset or liability. The funded status is measured as the difference between the fair value of plan assets and our projected benefit obligations to current and retired employees.

The adoption of FAS 158 at December 31, 2006 decreased other assets and total assets by $207 million, decreased retiree benefits obligation by $34 million, decreased deferred income tax liabilities by $94 million, decreased total liabilities by $128 million, and resulted in an accumulated other comprehensive loss and reduction in total common shareholders’ equity of $79 million. These changes to our financial statements were non-cash and will have no impact on existing debt covenants, credit ratings, or financial flexibility.

The adoption of FAS 158 had no impact on years prior to 2006, as retrospective application was not allowed. This new standard does not change how pension or OPEB expense is computed, nor does it have any impact on cash funding requirements. The impact of the adoption of FAS 158 noted above does not include our equity method investees, which are not required to adopt FAS 158 until 2007 because they do not have publicly traded securities. The impact of this adoption in 2007 by our equity method investees is not expected to be significant.

Funded Status

The funded status represents the difference between the projected benefit obligation (PBO) and the fair value of the plan assets. The PBO is the present value of benefits earned to date by plan participants, including the effect of assumed future salary increases. The PBO of the OPEB plan is equal to the accumulated benefit obligation, as the present value of the OPEB liabilities is not affected by salary increases. Plan assets are measured at fair value. We use a December 31 measurement date for plan assets and obligations for all our retirement plans.

Changes in our PBO and plan assets are as follows for the years ended December 31:

	Pension		OPEB
Millions of Dollars	2006	2005	2006	2005
Projected Benefit Obligation
Projected benefit obligation at beginning of year	$2,065	$2,058	$476	$453
Service cost	35	28	4	4
Interest cost	117	115	21	25
Plan amendments	-	-	(38)	(42)
Actuarial loss (gain)	16	(18)	(58)	70
Gross benefits paid	(120)	(118)	(31)	(34)
Projected benefit obligation at end of year	$2,113	$2,065	$374	$476
Plan Assets
Fair value of plan assets at beginning of year	$1,707	$1,693	$-	$-
Actual return on plan assets	243	123	-	-
Voluntary funded pension plan contributions	150	-	-	-
Non-qualified plan benefit payments	9	9	31	34
Gross benefits paid	(120)	(118)	(31)	(34)
Fair value of plan assets at end of year	$1,989	$1,707	$-	$-
Funded status at end of year	$(124)	$(358)	$(374)	$(476)
Unrecognized net actuarial losses	N/A	362	N/A	194
Unrecognized prior service cost (credit)	N/A	31	N/A	(156)
Net amounts recognized at end of year	$(124)	$35	$(374)	$(438)

Amounts recognized in the statement of financial position as of December 31, 2006 and 2005 consist of:
Amounts Recognized at December 31, 2006	Pension		OPEB
Millions of Dollars	2006	2005	2006	2005
Other assets	$45	N/A	$-	N/A
Other current liabilities	(12)	N/A	(27)	N/A
Retiree benefits obligation	(157)	N/A	(347)	N/A
Net amounts recognized at end of year	$(124)	N/A	$(374)	N/A

Amounts Recognized at December 31, 2005
Prepaid benefit cost	N/A	$122	N/A	$-
Accrued benefit cost	N/A	(86)	N/A	(438)
Additional minimum liability	N/A	(369)	N/A	-
Intangible assets	N/A	31	N/A	-
Accumulated other comprehensive income	N/A	337	N/A	-
Net amounts recognized at end of year	N/A	$35	N/A	$(438)

After-tax amounts recognized in accumulated other comprehensive income (loss) as of December 31, 2006 consist of:

Millions of Dollars	Pension	OPEB	Total
Prior service (cost) credit	$(15)	$99	$84
Net actuarial (loss)	(154)	(50)	(204)
Total	$(169)	$49	$(120)

Underfunded Accumulated Benefit Obligation – The accumulated benefit obligation (ABO) is the present value of benefits earned to date, assuming no future salary growth. The underfunded accumulated benefit obligation represents the difference between the ABO and the fair value of plan assets. At December 31, 2006, the only pension plan that was underfunded was the non-qualified (supplemental) plan, which is not funded by design. The non-qualified (supplemental) plan is funded with cash from operations as benefits are paid to plan participants. Each of our qualified plans was fully funded at December 31, 2006. The PBO, ABO, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of the fair value of the plan assets were as follows for the years ended December 31:

Underfunded Accumulated Benefit Obligation Millions of Dollars	2006	2005
Projected benefit obligation	$(169)	$(2,044)
Accumulated benefit obligation	$(168)	$(2,026)
Fair value of plan assets	-	1,685
Underfunded accumulated benefit obligation	$(168)	$(341)

The ABO for all defined benefit pension plans was $2.1 billion at December 31, 2006 and $2.0 billion at December 31, 2005.

Assumptions – The weighted-average actuarial assumptions used to determine benefit obligations at December 31:

	Pension			OPEB
Percentages	2006	2005	2004	2006	2005	2004
Discount rate	6.00%	5.75%	6.00%	6.00%	5.75%	6.00%
Salary increase	3.00	2.75	3.00	N/A	N/A	N/A

The following table presents assumed health care cost trend rates used to determine benefit obligations and OPEB expense:

Percentages	2006	2005	2004
Assumed health care cost trend rate for next year	8.0%	9.0%	10.0%
Rate to which health care cost trend rate is expected to decline and remain	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2010	2010	2010

Expense

Both pension and OPEB expense are determined based upon the annual service cost of benefits (the actuarial cost of benefits earned during a period) and the interest cost on those liabilities, less the expected return on plan assets. The expected long-term rate of return on plan assets is applied to a calculated value of plan assets that recognizes changes in fair value over a five-year period. This practice is intended to reduce year-to-year volatility in pension expense, but it can have the effect of delaying the recognition of differences between actual returns on assets and expected returns based on long-term rate of return assumptions. Differences in actual experience in relation to assumptions are not recognized in net income immediately, but are deferred and, if necessary, amortized as pension or OPEB expense.

The components of our net periodic pension and OPEB costs were as follows for the years ended December 31:

	Pension			OPEB
Millions of Dollars	2006	2005	2004	2006	2005	2004
Net Periodic Benefit Cost:
Service cost	$35	$28	$30	$4	$4	$5
Interest cost	117	115	120	21	25	31
Expected return on plan assets	(134)	(134)	(137)	-	-	-
Amortization of:
Transition obligation	-	-	(2)	-	-	-
Prior service cost (credit)	7	7	8	(33)	(30)	(24)
Actuarial loss	21	5	3	13	14	18
Net periodic benefit cost	$46	$21	$22	$5	$13	$30

The estimated actuarial loss and prior service cost for the pension plans that will be amortized, on a pre-tax basis, from accumulated other comprehensive loss into net periodic benefit cost during 2007 will be $17 million and $6 million, respectively. The estimated actuarial loss and prior service credit for the OPEB plans that will be amortized, on a pre-tax basis, from accumulated other comprehensive loss into net periodic benefit cost during 2007 will be $10 million and $32 million, respectively.

Assumptions – The weighted-average actuarial assumptions used to determine expense were as follows for the years ended December 31:

	Pension			OPEB
Percentages	2006	2005	2004	2006	2005	2004
Discount rate	5.75%	6.00%	6.50%	5.75%	6.00%	6.50%
Expected return on plan assets	8.00	8.00	8.00	N/A	N/A	N/A
Salary increase	2.75	3.00	3.50	N/A	N/A	N/A

The discount rate is based on a hypothetical portfolio of high quality corporate bonds with cash flows matching our plans’ expected benefit payments. The expected return on plan assets is based on our asset allocation mix and our historical return, taking into account current and expected market conditions. The actual return on pension plan assets, net of fees, was approximately 14% in 2006, 7% in 2005, and 12% in 2004. The historical annualized ten-year rate of return on plan assets is approximately 9%.

Assumed healthcare cost trend rates have a significant effect on the expense and liabilities reported for healthcare plans. The assumed healthcare cost trend rate is based on historical rates and expected market conditions. A one-percentage point change in the assumed healthcare cost trend rates would have the following effects on OPEB:

Millions of Dollars	One % pt. Increase	One % pt. Decrease
Effect on total service and interest cost components	$ 3	$ (2)
Effect on accumulated benefit obligation	31	(26)

Cash Contributions

The following table details our cash contributions for the years ended December 31, 2006 and 2005, and the expected contributions for 2007:

	Pension
Millions of Dollars	Qualified	Non-qualified	OPEB
2005	$ -	$ 9	$34
2006	150	9	31
2007	-	12	27

In 2006, the Pension Protection Act of 2006 (the Act) was signed into law. The Act changes the method of valuing assets and liabilities for funding purposes, as well as the timing of required contributions. Our pension plans continue to meet all funding requirements and we do not expect the Act to significantly impact our results of operations, financial condition, or liquidity.

The policy with respect to funding the qualified plans is to fund at least the minimum required by the Act and not more than the maximum amount deductible for tax purposes. All contributions made to the qualified pension plans in 2006 were voluntary and were made with cash generated from operations. In 2006, we voluntarily contributed $50 million in January and $100 million in December to the qualified pension plan. At December 31, 2006, our qualified pension plans were fully funded. No required contributions are expected in 2007.

The OPEB plans are not funded and are not subject to any minimum regulatory funding requirements. Benefit payments for each year represent claims paid for medical and life insurance, and we anticipate our 2007 OPEB payments will be made from cash generated from operations.

Benefit Payments

The following table details expected benefit payments for the years 2007 though 2016:

Millions of Dollars		Pension	OPEB
2007		$124	$27
2008		126	28
2009		129	29
2010		133	30
2011		139	31
Years 2012 – 2016		776	152
Asset Allocation Strategy
The pension plan asset allocation at December 31, 2006 and 2005, and target allocation for 2007, are as follows:
	Target Allocation	Percentage of Plan Assets December 31,
	2007	2006	2005
Equity securities	60% to 70%	70%	75%
Debt securities	20% to 30%	26	24
Real estate	4% to 6%	2	1
Commodities	4% to 6%	2	-
Total		100%	100%

The investment strategy for pension plan assets is to maintain a broadly diversified portfolio designed to achieve our target of an average long-term rate of return of 8%. While we believe we can achieve a long-term average rate of return of 8%, we cannot be certain that the portfolio will perform to our expectations. Assets are strategically allocated among equity, debt, and other instruments in order to achieve a diversification level that mitigates wide swings in investment returns. Asset allocation target ranges for equity, debt, and other portfolios are evaluated at least every three years with the assistance of an independent external consulting firm. Actual asset allocations are monitored monthly, and rebalancing actions are executed at least quarterly, if needed.

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

Equity risks are further balanced by investing a significant portion of the plan’s assets in high quality debt securities. The average quality rating of the debt portfolio exceeded AA as of December 31, 2006 and 2005. The debt portfolio is also broadly diversified and invested primarily in U.S. Treasury, mortgage, and corporate securities with an intermediate average maturity. The weighted-average maturity of the debt portfolio was 6.4 years and 6.5 years at December 31, 2006 and 2005, respectively.

The investment of pension plan assets in our securities is specifically prohibited for both the equity and debt portfolios, other than through index fund holdings.

Other Retirement Programs

Thrift Plan – The Corporation provides a defined contribution plan (thrift plan) to eligible non-union employees and makes matching contributions to the thrift plan. We match 50 cents for each dollar contributed by employees up to the first six percent of compensation contributed. The thrift plan contributions were $13 million in 2006, and $12 million in both 2005 and 2004.

Railroad Retirement System – All of our employees are covered by the Railroad Retirement System (the System). Contributions made to the System are expensed as incurred and amounted to approximately $615 million in 2006, $595 million in 2005, and $569 million in 2004.

Collective Bargaining Agreements – Under collective bargaining agreements, we provide certain postretirement healthcare and life insurance benefits for eligible union employees. Premiums under the plans are expensed as incurred and amounted to $40 million in 2006, $41 million in 2005, and $30 million in 2004.

9. Capital Stock and Dividend Restrictions

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

10. Stock Options and Other Stock Plans

We participate in the Corporation’s stock incentive plans. There are 784,645 options outstanding under the 1993 Stock Option and Retention Stock Plan of Union Pacific Corporation (1993 Plan). The Corporation no longer grants options or awards of retention shares and units under this plan.

The UP Shares Stock Option Plan of Union Pacific Corporation (UP Shares Plan) was approved by UPC’s Board of Directors on April 30, 1998. The UP Shares Plan reserved 12,000,000 shares of UPC’s common stock for issuance. The UP Shares Plan was a broad-based option program that granted options to purchase 200 shares of UPC’s common stock at $55.00 per share to eligible active employees on April 30, 1998. All options granted were non-qualified options that became exercisable on May 1, 2001, and remain exercisable until April 30, 2008. If an optionee’s employment terminates for any reason, the option remains exercisable for a period of one year after the date of termination, but no option is exercisable after April 30, 2008. No further options may be granted under the UP Shares Plan. As of December 31, 2006, there were 1,111,510 options outstanding for our participants under the UP Shares Plan.

The Union Pacific Corporation 2001 Stock Incentive Plan (2001 Plan) was approved by UPC’s shareholders in April 2001. The 2001 Plan reserved 12,000,000 shares of the UPC’s common stock for issuance to eligible employees of the Corporation and its subsidiaries in the form of non-qualified options, incentive stock options, retention shares, stock units, and incentive bonus awards. As of December 31, 2006, 2,341,636 options and 226,213 retention shares and stock units were outstanding under the 2001 Plan. The Corporation no longer grants any stock options or other stock or unit awards under this plan.

The Union Pacific Corporation 2004 Stock Incentive Plan (2004 Plan) was approved by UPC’s shareholders in April 2004. The 2004 Plan reserved 21,000,000 shares of the Corporation’s common stock for issuance, plus any shares subject to awards made under the 2001 Plan and the 1993 Plan that were outstanding on April 16, 2004, and became available for regrant pursuant to the terms of the 2004 Plan. Under the 2004 Plan, non-qualified options, stock appreciation rights, retention shares, stock units, and incentive bonus awards may be granted to eligible employees of the Corporation and its subsidiaries. As of December 31, 2006, 2,024,250 options and 430,175 retention shares and stock units were outstanding for our participation under the 2004 Plan.

Pursuant to the above plans, 19,544,245; 20,695,817; and 21,571,309 shares of the Corporation’s common stock were authorized and available for grant at December 31, 2006, 2005, and 2004, respectively.

Stock Options – We estimate the fair value of our stock option awards using the Black-Scholes option pricing model. Groups of employees that have similar historical and expected exercise behavior are considered separately for valuation purposes. The table below shows the year-to-date weighted-average of the assumptions used when valuing these separate groups:

Weighted-Average Assumptions	2006	2005	2004
Risk-free interest rates	4. 5%	3. 8%	3. 3%
Dividend yield	1. 4%	1. 9%	1. 7%
Expected life (years)	5. 7	4. 8	5. 6
Volatility	24.7%	20.6%	25.9%
Weighted-average grant-date fair value of options granted	$23.94	$12.92	$16.38

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant; the dividend yield is calculated as the ratio of dividends paid per share of common stock to the stock price on the date of grant; the expected life is based on historical and expected exercise behavior; and volatility is based on the historical volatility of our stock price, over a time period that is consistent with the expected life of the option.

A summary of stock option activity during 2006 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (millions	)
Outstanding at January 1, 2006	8,704,157	$59.08	N/A	N/A
Granted	955,050	86.04	N/A	N/A
Exercised	(2,962,768)	56.53	N/A	N/A
Transfers (to) from UPC	(368,948)	61.87	N/A	N/A
Forfeited or expired	(50,500)	65.47	N/A	N/A
Outstanding at December 31, 2006	6,276,991	$64.17	5.6 yrs.	$175
Vested and expected to vest at December 31, 2006	6,247,259	$ 64.07	5.6 yrs.	$ 175
Options exercisable at December 31, 2006	5,285,916	$60.36	5.0 yrs.	$167

Stock options are granted at market price on the date of grant, have ten-year contractual terms, and vest no later than three years from the date of grant. None of the stock options outstanding at December 31, 2006 are subject to performance or market-based vesting conditions.

At December 31, 2006, there was $15 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.7 years. Additional information regarding stock option exercises appears in the table below:

Millions of Dollars	2006	2005	2004
Aggregate grant-date fair value of stock options vested [a]	$18	$39	$19
Intrinsic value of stock options exercised	97	102	23
Tax benefit realized from option exercises	35	38	7

[a]

Stock options for executives granted in 2003 and 2002 included a reload feature. This reload feature allowed executives to exercise their options using shares of Union Pacific Corporation common stock that they already owned and obtain a new grant of options with immediate vesting in the amount of the shares used for exercise plus any shares withheld for tax purposes. The reload feature of these option grants could only be exercised if the price of our common stock increased at least 20% from the price at the time of the reload grant. During the year ended December 31, 2005, reload option grants represented $19 million of the aggregate grant-date fair value of stock options vested. There were no reload options exercised during 2004. There were no reload option grants during 2006 as stock options exercised after January 1, 2006 are not eligible for the reload feature.

Retention Awards – The fair value of retention awards is based on the market price of the stock at the grant date.

Changes in our retention awards during 2006 were as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2006	640,140	$59.05
Granted	274,000	86.03
Vested	(297,101)	56.44
Forfeited	(13,814)	71.09
Nonvested at December 31, 2006	603,225	$72.31

Retention awards, which we grant at no cost to the employee, vest over periods lasting up to four years. At December 31, 2006, there was $22 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 1.8 years.

Performance Retention Awards – In January 2006, UPC’s Board of Directors approved a new long-term plan (LTP). Under the LTP, selected employees were awarded stock units subject to continued employment through January 2009 and the attainment of certain levels of return on invested capital (ROIC )as defined in the LTP. We will expense the fair value (grant-date stock price) of the units that are probable of being earned based on our forecasted ROIC over the 3-year performance period.

Changes in our performance retention awards during 2006 were as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2006	-	$-
Granted	50,600	86.05
Vested	-	-
Forfeited	-	-
Nonvested at December 31, 2006	50,600	$86.05

At December 31, 2006, there was $3 million of total unrecognized compensation expense related to nonvested performance retention awards, which is expected to be recognized over a weighted-average period of 2 years. A portion of this expense is subject to achievement of the performance criteria under the LTP.

11. Commitments and Contingencies

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

Our personal injury liability activity was as follows:

Millions of Dollars	2006	2005	2004
Beginning balance	$614	$637	$615
Accruals	243	245	288
Payments	(228)	(268)	(266)
Ending balance at December 31	$629	$614	$637
Current portion, ending balance at December 31	$232	$272	$272

Our personal injury liability is discounted to present value using applicable U.S. Treasury rates. Approximately 87% of the recorded liability related to asserted claims, and approximately 13% related to unasserted claims. Personal injury accruals were higher in 2004 due to a 1998 crossing accident verdict upheld in 2004 and a 2004 derailment near San Antonio.

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

During 2004, we engaged a third party with extensive experience in estimating resolution costs for asbestos-related claims to assist us in assessing the number and value of these unasserted claims through 2034, based on our average claims experience over a multi-year period. As a result, we increased our liability in 2004 for asbestos-related claims in the fourth quarter of 2004. The liability for resolving both asserted and unasserted claims was based on the following assumptions:

•	The number of future claims received would be consistent with historical averages.

•	The number of claims filed against us will decline each year.

•	The average settlement values for asserted and unasserted claims will be equivalent to historical averages.

•	The percentage of claims dismissed in the future will be equivalent to historical averages.

Our asbestos-related liability activity was as follows:

Millions of Dollars	2006	2005	2004
Beginning balance	$311	$324	$51
Accruals	—	—	287
Payments	(9)	(13)	(14)
Ending balance at December 31	$302	$311	$324
Current portion, ending balance at December 31	$13	$16	$17

Our liability for asbestos-related claims is not discounted to present value due to the uncertainty surrounding the timing of future payments. Approximately 16% of the recorded liability related to asserted claims, and approximately 84% related to unasserted claims. These claims are expected to be paid out over the next 28 years. During 2006 and 2005, our third-party consultants assisted us in reviewing our actual asbestos claim experience compared to the assumptions used in the 2004 estimate, and we determined that no adjustment to our estimate was necessary. We will continue to review actual experience and adjust our estimate as warranted.

We have insurance coverage for a portion of the costs incurred to resolve asbestos-related claims, and, as a result of the 2004 assessment, we increased our receivable for insurance recoveries related to asbestos during 2004. We have recognized an asset for estimated insurance recoveries at December 31, 2006 and 2005.

We believe that our liability estimates for asbestos-related claims and the estimated insurance recoveries reflect reasonable and probable estimates. The amounts recorded for asbestos-related liabilities and related insurance recoveries were based on currently known facts. However, future events, such as the number of new claims to be filed each year, average settlement costs, and insurance coverage issues, could cause the actual costs and insurance recoveries to be higher or lower than the projected amounts. Estimates may also vary due to changes in the litigation environment, federal and state law governing compensation of asbestos claimants, and the level of payments made to claimants by other defendants.

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have identified approximately 367 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 44 sites that are the subject of actions taken by the U.S. government, 25 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

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

Our environmental liability activity was as follows:

Millions of Dollars	2006	2005	2004
Beginning balance	$213	$201	$187
Accruals	39	45	46
Payments	(42)	(33)	(32)
Ending balance at December 31	$210	$213	$201
Current portion, ending balance at December 31	$54	$46	$50

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

Guarantees – At December 31, 2006, we were contingently liable for $443 million in guarantees. We have recorded a liability of $6 million for the fair value of these obligations as of December 31, 2006. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

Indemnities – Our maximum potential exposure under indemnification arrangements, including certain tax indemnifications, can range from a specified dollar amount to an unlimited amount, depending on the nature of the transactions and the agreements. Due to uncertainty as to whether claims will be made or how they will be resolved, we cannot reasonably determine the probability of an adverse claim or reasonably estimate any adverse liability or the total maximum exposure under these indemnification arrangements. We do not have any reason to believe that we will be required to make any material payments under these indemnity provisions.

Income Taxes – As previously reported in our Form 10-Q for the quarter ended September 30, 2005, the IRS has completed its examinations and issued notices of deficiency for tax years 1995 through 2002. Among their proposed adjustments is the disallowance of tax deductions claimed in connection with certain donations of property. In the fourth quarter of 2005, the IRS National Office issued a Technical Advice Memorandum which left unresolved whether the deductions were proper, pending further factual development. We continue to dispute the donation issue, as well as many of the other proposed adjustments, and will contest the associated tax deficiencies through the IRS Appeals process, and, if necessary, litigation. In addition, the IRS is examining the Corporation’s federal income tax returns for tax years 2003 and 2004 and should complete their exam in 2007. We do not expect that the ultimate resolution of these examinations will have a material adverse effect on our Consolidated Financial Statements.

12. Other Income

Other income included the following for the years ended December 31:

Millions of Dollars	2006	2005	2004
Rental income	$83	$59	$55
Net gain on non-operating asset dispositions	72	135	69
Interest income	5	6	3
Sale of receivables fees	(33)	(23)	(11)
Non-operating environmental costs and other	(34)	(40)	(44)
Total	$93	$137	$72

13. Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). Under FIN 48, we will recognize tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized will be measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The interpretation is effective for us beginning in the first quarter of 2007. The cumulative effect of adopting FIN 48 will be a one-time reduction in the January 1, 2007 balance of retained earnings. Future changes in uncertain tax positions will be included in income tax expense. We do not expect that the cumulative effect of adopting FIN 48 will have a material impact on our Consolidated Financial Statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurement (FAS 157). While this statement does not require new fair value measurements, it provides guidance on applying fair value and expands required disclosures. FAS 157 is effective for us beginning in the first quarter of 2008. We are currently assessing the impact FAS 157 may have on our Consolidated Financial Statements.

In September 2006, the FASB issued FAS 158. FAS 158 required us to recognize the funded status of our pension and postretirement plans in the balance sheet, along with a corresponding noncash, after-tax adjustment to shareholders’ equity. Funded status is determined as the difference between the fair value of plan assets and the benefit obligation. Changes in the funded status will be recognized in other comprehensive loss. We adopted FAS 158 at the end of 2006 and have disclosed the impact of the adoption in note 8.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current-year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement and balance sheet approach and then evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior-year errors that had been previously considered immaterial are now considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior-year’s financial statements are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings (deficit) as of the beginning of the fiscal year of adoption. SAB 108 was effective for us at the end of 2006. The adoption of SAB 108 did not have any impact on our Consolidated Financial Statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159). This statement, which is expected to expand fair value measurement, permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for us beginning in the first quarter of 2008. We are currently assessing the impact FAS 159 may have on our Consolidated Financial Statements.

14. Selected Quarterly Data (Unaudited)

Millions of Dollars
2006	Mar. 31	June 30	Sep. 30		Dec. 31
Operating revenue	$3,702	$3,914	$3,975		$3,955
Operating income	605	713	752		810
Net income	303	379	410		478
2005	Mar. 31	June 30	Sep. 30	[a]	Dec. 31
Operating revenue	$3,144	$3,335	$3,454		$3,612
Operating income	313	466	481		532
Net income	129	237	373		297

[a]	Net income includes a $123 million tax expense reduction to reflect a reduction in the estimated deferred income tax liability.

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

Additionally, the CEO and CFO determined that there have been no changes to the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment management believes that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an attestation report on our assessment of the Company’s internal control over financial reporting. This report appears on page 55.

February 15, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Union Pacific Railroad Company, its Directors, and Shareholders:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Union Pacific Railroad Company (an indirect wholly owned subsidiary of Union Pacific Corporation) and Consolidated Subsidiary Companies (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated February 16, 2007 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption, in 2006, of Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

Omaha, Nebraska

February 16, 2007

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Omitted in accordance with General Instruction I of Form 10-K.

Item 11. Executive Compensation

Omitted in accordance with General Instruction I of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Omitted in accordance with General Instruction I of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Omitted in accordance with General Instruction I of Form 10-K.

Item 14. Principal Accounting Fees and Services

Information concerning the fees billed by our independent registered public accounting firm and the nature of services comprising the fees for each of the two most recent fiscal years for UPC, including accounting fees and services for the Company, in each of the following categories: (i) audit fees, (ii) audit – related fees, (iii) tax fees, and (iv) all other fees, is set forth in the Independent Registered Public Accounting Firm’s Fees and Services segment of the Corporation’s Proxy Statement and is incorporated herein by reference.

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

The financial statements filed as part of this filing are listed on the index to the Financial Statements and Supplementary Data, Item 8, on page 28.

(2)	Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

Schedules not listed above have been omitted because they are not applicable or not required or the information required to be set forth therein is included in the Financial Statements and Supplementary Data, Item 8, or notes thereto.

(3)	Exhibits

Exhibits are listed in the exhibit index beginning on page 61. The exhibits include management contracts, compensatory plans and arrangements required to be filed as exhibits to the Form 10-K by Item 601 (10) (iii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of February, 2007.

UNION PACIFIC RAILROAD COMPANY

By	/s/ James R. Young
James R. Young,
Chairman, President, Chief
Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, on this 23rd day of February, 2007, by the following persons on behalf of the registrant and in the capacities indicated.

PRINCIPAL EXECUTIVE OFFICER
AND DIRECTOR:
/s/ James R. Young
James R. Young,
Chairman, President, Chief
Executive Officer, and Director

PRINCIPAL FINANCIAL OFFICER:

/s/ Robert M. Knight, Jr.
Robert M. Knight, Jr.,
Executive Vice President - Finance
and Chief Financial Officer

PRINCIPAL ACCOUNTING OFFICER:

/s/ Richard J. Putz
Richard J. Putz,
Chief Accounting Officer and Controller

DIRECTORS:

Andrew H. Card, Jr.*	Judith Richards Hope*
Erroll B. Davis, Jr.*	Charles C. Krulak*
Thomas J. Donohue*	Michael W. McConnell*
Archie W. Dunham*	Steven R. Rogel*

* By	/s/ Thomas E. Whitaker
Thomas E. Whitaker, Attorney-in-fact

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Union Pacific Railroad Company and Consolidated Subsidiary Companies

Millions of Dollars, for the Years Ended December 31,	2006	2005	2004
Allowance for doubtful accounts:
Balance, beginning of period	$126	$107	$101
Charges/(reduction) to expense	(7)	2	11
Net recoveries / (write-offs)	(20)	17	(5)
Balance, end of period	$99	$126	$107
Allowance for doubtful accounts are presented in the Consolidated Statements of Financial Position as follows:
Current	$6	$16	$19
Long-term	93	110	88
Balance, end of period	$99	$126	$107
Accrued casualty costs:
Balance, beginning of period	$1,279	$1,294	$980
Charges to expense	363	406	679
Cash payments and other reductions	(387)	(421)	(365)
Balance, end of period	$1,255	$1,279	$1,294
Accrued casualty costs are presented in the Consolidated Statements of Financial Position as follows:
Current	$387	$403	$410
Long-term	868	876	884
Balance, end of period	$1,255	$1,279	$1,294

Union Pacific Railroad Company

Exhibit Index

Exhibit No.	Description

Filed with this Statement

12	Ratio of Earnings to Fixed Charges.

24	Powers of Attorney executed by the directors of UPRR.

31(a)	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – James R. Young.

31(b)	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Robert M. Knight, Jr.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - James R. Young and Robert M. Knight, Jr.

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