Form 10-Q
period 2007-06-30
UNION PACIFIC RAILROAD CO/DE
filed 2007-07-26
CIK 92259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

☐  Yes    ☑  No

As of July 25, 2007, the Registrant had outstanding 7,130 shares of Common Stock, $10 par value, and 620 shares of Class A Stock, $10 par value.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

TABLE OF CON TENTS

UNION PACIFIC RAILROAD COMPANY

AND CONSOLIDATED SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

Union Pacific Railroad Company and Consolidated Subsidiary Companies

Millions of Dollars, For the Three Months Ended June 30,	2007	2006
Operating revenue	$4,038	$3,914

Operating expenses:
Salaries, wages, and employee benefits	1,148	1,127
Fuel and utilities	766	794
Equipment and other rents	369	370
Depreciation	327	307
Materials and supplies	186	178
Casualty costs	97	111
Purchased services and other costs	359	314
Total operating expenses	3,252	3,201
Operating income	786	713
Other income	25	25
Interest expense	(111)	(125)
Income before income taxes	700	613
Income taxes	(245)	(234)
Net income	$455	$379

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

Union Pacific Railroad Company and Consolidated Subsidiary Companies

Millions of Dollars, For the Six Months Ended June 30,	2007	2006
Operating revenue	$7,878	$7,616

Operating expenses:
Salaries, wages, and employee benefits	2,314	2,235
Fuel and utilities	1,449	1,486
Equipment and other rents	721	737
Depreciation	652	610
Materials and supplies	362	342
Casualty costs	165	220
Purchased services and other costs	712	668
Total operating expenses	6,375	6,298
Operating income	1,503	1,318
Other income	32	32
Interest expense	(223)	(250)
Income before income taxes	1,312	1,100
Income taxes	(480)	(418)
Net income	$832	$682

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)

Union Pacific Railroad Company and Consolidated Subsidiary Companies

Millions of Dollars, Except Share and Per Share Amounts	June 30, 2007	December 31, 2006
Assets

Current assets:
Cash and cash equivalents	$ 368	$ 400
Accounts receivable, net	686	649
Materials and supplies	445	395
Current deferred income taxes	321	320
Other current assets	223	179
Total current assets	2,043	1,943
Investments:
Investments in and advances to affiliated companies	894	865
Other investments	12	12
Total investments	906	877
Properties:
Road	36,558	35,634
Equipment	7,683	7,637
Other	160	161
Total cost	44,401	43,432
Accumulated depreciation	(11,052)	(10,569)
Net properties	33,349	32,863
Other assets	299	317
Total assets	$ 36,597	$ 36,000
Liabilities and Common Shareholders’ Equity

Current liabilities:
Accounts payable	$736	$ 677
Accrued wages and vacation	412	409
Accrued casualty costs	375	387
Income and other taxes	272	298
Third-party debt due within one year	138	136
Equipment rents payable	114	108
Other current liabilities	813	621
Total current liabilities	2,860	2,636
Intercompany borrowings from UPC	4,771	4,877
Third-party debt due after one year	1,429	1,474
Deferred income taxes	9,704	9,625
Accrued casualty costs	839	868
Retiree benefits obligation	497	504
Other long-term liabilities	577	706
Mandatorily redeemable preference shares	7	9
Commitments and contingencies (note 8)
Total liabilities	20,684	20,699
Common shareholders’ equity:
Common stock, $10.00 par value, 9,200 shares authorized, 4,465 shares outstanding	-	-
Class A stock, $10.00 par value, 800 shares authorized, 388 shares outstanding	-	-
Paid-in-surplus	4,782	4,782
Retained earnings	11,268	10,661
Accumulated other comprehensive loss	(137)	(142)
Total common shareholders’ equity	15,913	15,301
Total liabilities and common shareholders’ equity	$ 36,597	$ 36,000

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Union Pacific Railroad Company and Consolidated Subsidiary Companies

Millions of Dollars, For the Six Months Ended June 30,	2007	2006
Operating Activities
Net income	$832	$682
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	652	610
Deferred income taxes	94	69
Stock-based compensation expense	16	13
Net gain from asset sales	(17)	(15)
Other operating activities	(215)	(52)
Changes in current assets and liabilities, net	91	(218)
Cash provided by operating activities	1,453	1,089
Investing Activities
Capital investments	(1,101)	(1,130)
Proceeds from asset sales	41	37
Other investing activities	(48)	(28)
Cash used in investing activities	(1,108)	(1,121)
Financing Activities
Dividends paid to UPC	(190)	(160)
Debt repaid	(84)	(83)
Intercompany payments	(106)	(50)
Other financing activities	3	-
Cash used in financing activities	(377)	(293)
Net change in cash and cash equivalents	(32)	(325)
Cash and cash equivalents at beginning of year	400	403
Cash and cash equivalents at end of period	$368	$78
Changes in Current Assets and Liabilities
Accounts receivable, net	$(37)	$10
Materials and supplies	(50)	(102)
Other current assets	(44)	(6)
Accounts, wages, and vacation payable	62	(110)
Other current liabilities	160	(10)
Total	$91	$(218)
Supplemental Cash Flow Information
Non-cash activity:
Capital investments accrued but not yet paid	$70	$81
Capital lease financings	41	-
Cash paid during the year for:
Interest	$(227)	$(260)
Income taxes, net	(393)	(313)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN COMMON SHAREHOLDERS’ EQUITY (Unaudited)

Union Pacific Railroad Company and Consolidated Subsidiary Companies

Millions of Dollars	Common Shares	Class A Shares	Common Stock	Class A Stock	Paid-in- Surplus	Retained Earnings	Accumulated Other Comprehensive Income/(Loss) (note 11)	Total
Balance at Dec. 31, 2006	4,465	388	$-	$-	$4,782	$10,661	$(142)	$15,301
Cumulative effect of adoption of FIN 48 (note 10)	-	-	-	-	-	(35)	-	(35)
Balance at Jan. 1, 2007	4,465	388	$-	$-	$4,782	$10,626	$(142)	$15,266
Comprehensive income:
Net income			-	-	-	832	-	832
Other comprehensive income			-	-	-	-	5	5
Total comprehensive income (note 11)			-	-	-	832	5	837
Dividends declared	-	-	-	-	-	(190)	-	(190)
Balance at June 30, 2007	4,465	388	$-	$-	$4,782	$11,268	$(137)	$15,913

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

1.    Responsibilities for Financial Statements – Union Pacific Railroad Company (the Registrant), a Class I railroad incorporated in Delaware and an indirect wholly-owned subsidiary of Union Pacific Corporation, together with a number of wholly-owned and majority-owned subsidiaries, operates various railroad and railroad-related businesses. Our Condensed Consolidated Financial Statements are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America. Our Consolidated Statement of Financial Position at December 31, 2006, is derived from audited financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2006 Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2007, are not necessarily indicative of the results for the entire year ending December 31, 2007.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of Dollars	2007	2006	2007	2006
Stock-based compensation, before tax:
Stock options	$ 4	$ 2	$ 7	$ 5
Retention awards	4	4	9	8
Total stock-based compensation, before tax	$ 8	$ 6	$16	$13

Stock Options – We estimate the fair value of our stock option awards using the Black-Scholes option pricing model. Groups of employees that have similar historical and expected exercise behavior are considered separately for valuation purposes. The table below shows the year-to-date weighted-average assumptions used for valuation purposes:

Weighted-Average Assumptions	2007	2006
Risk-free interest rate	4. 9%	4. 5%
Dividend yield	1. 4%	1. 4%
Expected life (years)	4. 7	5. 7
Volatility	20. 9%	24. 7%
Weighted-average grant-date fair value of options granted	$ 22. 32	$ 23. 94

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

A summary of stock option activity during the six months ended June 30, 2007 is presented below:

	Shares (thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2006	6,277	$ 64.17	5.6 yrs.	$ 175
Granted	798	96.97	N/A	N/A
Exercised	(1,437)	57.05	N/A	N/A
Forfeited or expired	(13)	78.48	N/A	N/A
Transfers (to) from UPC	-	-	N/A	N/A
Outstanding at June 30, 2007	5,625	$ 70.61	6.1 yrs.	$ 250
Vested or expected to vest at June 30, 2007	5,580	$ 70.44	6.1 yrs.	$ 249
Options exercisable at June 30, 2007	4,117	$ 62.86	5.0 yrs.	$ 215

Stock options are granted at the closing price on the date of grant, have ten-year contractual terms, and vest no later than three years from the date of grant. None of the stock options outstanding at June 30, 2007 are subject to performance or market-based vesting conditions.

At June 30, 2007, there was $25 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.7 years. Additional information regarding stock option exercises appears in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of Dollars	2007	2006	2007	2006
Aggregate grant-date fair value of stock options vested	$ -	$ -	$ 6	$ 16
Intrinsic value of stock options exercised	42	22	73	70
UPC tax benefit realized from stock option exercises	16	7	27	26

Retention Awards – The fair value of retention awards is based on the closing price of the stock at the grant date. Dividend equivalents are paid to participants during the vesting periods.

Changes in our retention awards during the six months ended June 30, 2007 were as follows:

	Shares (thousands)	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2006	603	$ 72.31
Granted	268	97.00
Vested	(138)	60.60
Forfeited	(8)	72.87
Nonvested at June 30, 2007	725	$ 83.59

Retention awards, which UPC grants at no cost to the employee, vest over periods lasting up to four years. At June 30, 2007, there was $40 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 2.5 years.

Performance Retention Awards – In January 2007, UPC’s Board of Directors approved performance stock unit grants. Other than raising the performance targets, the basic terms of these performance stock units are identical to those granted in January 2006, including annual return on invested capital (ROIC) as the performance measure. Stock units awarded to selected employees under these grants are subject to continued employment for 37 months and the attainment of certain levels of ROIC. We will expense the fair value of the units that are probable of being earned based on UPC’s forecasted ROIC over the 3-year performance period. We measure the fair value of these performance stock units based upon the closing price of the underlying common stock as of the date of grant, reduced by the present value of estimated future dividends. Dividend equivalents are paid to participants only after the units are earned.

The assumptions used to calculate the present value of estimated future dividends are as follows:

2007
Dividend per share per quarter	$0.35
Risk-free interest rate at date of grant	4.9%

Changes in our performance retention awards during the six months ended June 30, 2007 were as follows:

	Shares (thousands)	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2006	51	$ 86.05
Granted	106	93.72
Vested	-	-
Forfeited	-	-
Nonvested at June 30, 2007	157	$ 91.25

At June 30, 2007, there was $11 million of total unrecognized compensation expense related to nonvested performance retention awards, which is expected to be recognized over a weighted-average period of 2.2 years. A portion of this expense is subject to achievement of the ROIC levels established for the performance stock unit grants.

3.    Operations and Segmentation – We are a Class I railroad operating in the United States. We have one reportable segment. Although revenue is analyzed by commodity group, we analyze the net financial results as one segment due to the integrated nature of our rail network.

4.    Transactions with Affiliates – At June 30, 2007 and December 31, 2006, we had $817 million and $693 million of working capital deficit balances, respectively, relating to UPC’s management of our cash position. As part of UPC’s cash management activities, we advance excess cash (cash available after satisfying all of our obligations and paying dividends to UPC) to UPC. We declare and pay dividends to UPC, which typically approximate the dividends that UPC declares to its shareholders; however, there is no formal requirement to do so. The dividend declaration between UPC and us is determined solely by our Board of Directors. To the extent we require additional cash for use in our operations, UPC makes such funds available to us for borrowing. Transactions with UPC are treated as net intercompany borrowings in the Condensed Consolidated Statements of Financial Position.

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

UPC provides us with various services, including strategic planning, legal, treasury, accounting, auditing, insurance, human resources, and corporate affairs. Charges for these services were $28 million and $31 million for the six months ended June 30, 2007 and 2006, respectively.

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

Market and Credit Risk – We address market risk related to derivative financial instruments by selecting instruments with value fluctuations that highly correlate with the underlying hedged item. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring high credit standards for counterparties and periodic settlements. At June 30, 2007 and December 31, 2006, we were not required to provide collateral, nor had we received collateral, relating to our hedging activities.

Determination of Fair Value – We determine the fair values of our derivative financial instrument positions based upon current fair values as quoted by recognized dealers or the present value of expected future cash flows.

Interest Rate Cash Flow Hedges – We report changes in the fair value of cash flow hedges in accumulated other comprehensive loss until the hedged item affects earnings. At June 30, 2007 and December 31, 2006, we had a reduction of $4 million and $5 million, respectively, recorded as an accumulated other comprehensive loss that is being amortized on a straight-line basis through September 30, 2014. As of June 30, 2007 and December 31, 2006, we had no interest rate cash flow hedges outstanding.

Fuel Swaps – We have two fuel basis swaps that expire in July 2008. These commodity basis swaps require us to make payments to, or receive payments from, the counterparty based on the difference between certain price indices. Changes in the fair value of these swaps are reflected in fuel expense. The swaps decreased 2007 fuel expense by $2 million and increased 2007 fuel expense by $3 million for the three months and six months ending June 30, 2007, respectively, which included monthly net settlements with the counterparty and the fair value recognition at June 30, 2007.

Sale of Receivables – We transfer most of our accounts receivable to Union Pacific Receivables, Inc. (UPRI), a bankruptcy-remote subsidiary, as part of a sale of receivables facility. UPRI sells to investors, without recourse on a 364-day revolving basis, an undivided interest in such accounts receivable. The total capacity to sell undivided interests to investors under the facility was $600 million at both June 30, 2007 and December 31, 2006. The value of the outstanding undivided interest held by investors under the facility was $600 million at both June 30, 2007 and December 31, 2006, respectively. The value of the outstanding undivided interest held by investors is not included in our Condensed Consolidated Financial Statements. The value of the undivided interest held by investors was supported by $1,188 million and $1,158 million of accounts receivable held by UPRI at June 30, 2007 and December 31, 2006, respectively. At June 30, 2007 and December 31, 2006, the value of the interest retained by UPRI was $588 million and $558 million, respectively. This retained interest is included in accounts receivable in our Condensed Consolidated Financial Statements. The interest sold to investors is sold at carrying value, which approximates fair value, and there is no gain or loss recognized from the transaction.

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

We have been designated to service the sold receivables; however, no servicing asset or liability has been recognized as the servicing fees adequately compensate us for our responsibilities. We collected approximately $3.9 billion during both the three months ended June 30, 2007 and 2006, and $7.7 billion and $7.6 billion during the six months ended June 30, 2007 and 2006, respectively. UPRI used certain of these proceeds to purchase new receivables under the facility.

The costs of the sale of receivables program are included in other income and were $8 million and $9 million for the three months ended June 30, 2007 and 2006, respectively, and $17 million and $16 million for the six months ended June 30, 2007 and 2006, respectively. The costs include interest, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability.

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

The components of our net periodic pension costs were as follows:

	Pension
	Three Months Ended June 30,		Six Months Ended June 30,
Millions of Dollars	2007	2006	2007	2006
Service cost	$ 10	$ 8	$ 19	$ 16
Interest cost	31	29	62	58
Expected return on plan assets	(36)	(34)	(72)	(68)
Amortization of:
Prior service cost	1	2	3	4
Actuarial loss	4	4	8	9
Net periodic benefit cost	$ 10	$ 9	$ 20	$ 19

The components of our net periodic OPEB costs were as follows:

	OPEB
	Three Months Ended June 30,		Six Months Ended June 30,
Millions of Dollars	2007	2006	2007	2006
Service cost	$ 1	$ 2	$ 2	$ 3
Interest cost	6	7	11	14
Amortization of:
Prior service credit	(8)	(7)	(16)	(14)
Actuarial loss	2	4	5	8
Net periodic benefit cost	$ 1	$ 6	$ 2	$ 11

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

Personal Injury – The cost of personal injuries to employees and others related to our activities is charged to expense based on estimates of the ultimate cost and number of incidents each year. We use third-party actuaries to assist us in measuring the expense and liability, including unasserted claims, on a semi-annual basis. Compensation for work-related accidents is governed by the Federal Employers’ Liability Act (FELA). Under FELA, damages are assessed based on a finding of fault through litigation or out-of-court settlements.

Two components primarily drove the personal injury expense reduction in the table below. An actuarial study completed in 2007 lowered personal injury expense by $30 million, reflecting improvements in our safety experience and lower ultimate settlement costs; and the comparative impact of adverse developments with respect to a small group of claims that increased personal injury expense by $19 million in the first six months of 2006. Our personal injury liability activity was as follows:

	Six Months Ended June 30,
Millions of Dollars	2007	2006
Beginning balance	$ 629	$ 614
Accruals	91	135
Payments	(86)	(106)
Ending balance at June 30	$ 634	$ 643
Current portion, ending balance at June 30	$ 232	$ 271

Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $634 million to $693 million. We believe that the $634 million liability recorded at June 30, 2007, is the best estimate of the present value of the future settlement costs of personal injury claims.

Asbestos – We are a defendant in a number of lawsuits in which current and former employees allege exposure to asbestos. Additionally, we have received claims for asbestos exposure that have not been litigated. The claims and lawsuits (collectively referred to as “claims”) allege occupational illness resulting from exposure to asbestos-containing products. In most cases, the claimants do not have credible medical evidence of physical impairment resulting from the alleged exposures. Additionally, most claims filed against us do not specify an amount of alleged damages. We use a third party with extensive experience in estimating resolution cost for asbestos-related claims to assist us in assessing the number and value of these unasserted claims.

Our asbestos-related liability activity was as follows:

	Six Months Ended June 30,
Millions of Dollars	2007	2006
Beginning balance	$ 302	$ 311
Accruals	—	—
Payments	(6)	(5)
Ending balance at June 30	$ 296	$ 306
Current portion, ending balance at June 30	$ 13	$ 16

We have insurance coverage for a portion of the costs incurred to resolve asbestos-related claims, and, we have recognized an asset for estimated insurance recoveries at June 30, 2007 and December 31, 2006.

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

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have identified approximately 338 sites at which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 38 sites that are the subject of actions taken by the U.S. government, 21 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

When an environmental issue has been identified with respect to property owned, leased, or otherwise used in the conduct of our business, we and our consultants perform environmental assessments on the property. We expense the cost of the assessments as incurred. We accrue the cost of remediation where our obligation is probable and such costs can be reasonably estimated. We do not discount our environmental liabilities when the timing of the anticipated cash payments is not fixed or readily determinable. At June 30, 2007, approximately 15% of our environmental liability was discounted at 4.75%, while approximately 14% of our environmental liability was discounted at 5.34% at December 31, 2006.

Our environmental liability activity was as follows:

	Six Months Ended June 30,
Millions of Dollars	2007	2006
Beginning balance	$210	$213
Accruals	11	15
Payments	(24)	(20)
Ending balance at June 30	$197	$208
Current portion, ending balance at June 30	$53	$49

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

Guarantees – At June 30, 2007, we were contingently liable for $444 million in guarantees. We have recorded a liability of $5 million for the fair value of these obligations as of June 30, 2007. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

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

9.    Other Income – Our other income included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of Dollars	2007	2006	2007	2006
Rental income	$ 18	$ 27	$ 35	$ 40
Net gain on non-operating asset dispositions	12	9	17	15
Interest income	2	1	3	2
Sale of receivables fees	(8)	(9)	(17)	(16)
Non-operating environmental costs and other	1	(3)	(6)	(9)
Total	$ 25	$ 25	$ 32	$ 32

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

Upon the adoption of FIN 48, the Corporation had total liabilities for unrecognized tax benefits of $173 million. Of this amount, $7 million was recorded as a decrease to beginning retained earnings for the cumulative effect of adopting FIN 48. The remaining $166 million had been previously accrued under either FASB Statement No. 5, Accounting for Contingencies, or FASB Statement No. 109, Accounting for Income Taxes. The entire $173 million was classified as non-current in the Corporation’s Condensed Consolidated Statement of Financial Position and included unrecognized tax benefits generated by the Corporation and its subsidiaries other than us.

As part of the Corporation’s adoption of FIN 48, we recorded a $35 million decrease to beginning retained earnings. After adoption, we had total liabilities of $357 million that were payable to the Corporation for our estimated allocation of unrecognized tax benefits included under FIN 48. The entire $357 million was classified as non-current in the Condensed Consolidated Statement of Financial Position.

Included in the $357 million balance at adoption, were $243 million of unrecognized tax benefits that, if recognized, would reduce our effective tax rate. This $243 million included $136 million for interest and penalties, which are recognized as part of income tax expense. The remaining unrecognized tax benefits related to tax positions for which ultimate deductibility was highly certain but for which there was uncertainty about the timing of such deductibility. Recognition of these tax benefits, other than any applicable interest and penalties, would not affect our effective tax rate.

Primarily because of re-measurement of tax positions for which only the timing of deductibility is uncertain, our total liability for unrecognized tax benefits decreased to $327 million at June 30, 2007. Included in this balance are $235 million of unrecognized tax benefits that, if recognized, would reduce our effective tax rate. This $235 million includes $130 million for interest and penalties. Of the $327 million, $181 million is classified as current in the Condensed Consolidated Statement of Financial Position.

All federal income tax years prior to 1995 are closed. Federal income tax liabilities for tax years 1986 through 1994 have been resolved. Interest calculations for these years are in process and may take several years to resolve with the Internal Revenue Service (IRS). The IRS has completed its examinations and issued notices of deficiency for tax years 1995 through 2004, and we are in different stages of the IRS appeals process for these years. As previously reported, among their proposed adjustments is the disallowance of tax deductions claimed in connection with certain donations of property. In the fourth quarter of 2005, the IRS National Office issued a Technical Advice Memorandum that left unresolved whether the deductions were proper, pending further factual development. We continue to dispute the donation issue, as well as many of the other proposed adjustments, and will contest the associated tax deficiencies through the IRS appeals process, and, if necessary, litigation.

Several state taxing jurisdictions are currently examining our state income tax returns for tax years 1999 through 2004. Additionally, upon resolution of the federal income tax return examinations described above, we will report any changes to the state and local taxing authorities in compliance with state and local requirements.

The Corporation anticipates that it may resolve some or all of the issues related to tax years 1995 through 1998 at IRS Appeals within the next 12 months. If so, then based on the FIN 48 analysis at June 30, 2007, the Corporation anticipates payments of $121 million, which will reduce its unrecognized tax benefits by the same amount. Our anticipated payment to the Corporation is $181 million, which represents our allocated share of the liability. Such a payment would reduce our unrecognized tax benefits by the same amount. However, settlement is uncertain, and if the Corporation does not resolve all issues, it may also make a payment in order to begin litigation of any unresolved issues.

We believe it is reasonably possible the State of Illinois will enact new tax legislation in the third quarter that would change how we determine the amount of our income subject to Illinois tax. If enacted, this legislation could increase our deferred tax expense by up to $28 million in the third quarter. In addition, our previously recorded liability for unrecognized tax benefits includes $25 million for a tax position related to determining future Illinois taxable income. If enacted, the legislation would also result in this $25 million being reclassified as deferred tax liability rather than as a liability for uncertain tax benefits.

11. Comprehensive Income/(Loss)

Comprehensive income/(loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of Dollars	2007	2006	2007	2006
Net income	$ 455	$ 379	$ 832	$ 682
Other Comprehensive Income:
Defined benefit plans	-	-	1	2
Foreign currency translation	3	(6)	3	(5)
Derivatives	1	-	1	-
Total other comprehensive income/(loss) [a]	$ 4	$ (6)	$ 5	$ (3)
Total comprehensive income	$ 459	$ 373	$ 837	$ 679

[a]	Net of deferred taxes of $2 million during both the three and six months ended June 30, 2007, and $(4) million and $(3) million during the three and six months ended June 30, 2006, respectively.

The components of accumulated other comprehensive loss were as follows:

Millions of Dollars	Jun. 30, 2007	Dec. 31, 2006
Defined benefit plans	$(119)	$(120)
Foreign currency translation	(14)	(17)
Derivatives	(4)	(5)
Total	$(137)	$(142)

12. Accounting Pronouncements – In September 2006, the FASB issued Statement No. 157, Fair Value Measurement (FAS 157). While this statement does not require new fair value measurements, it provides guidance on applying fair value and expands required disclosures. FAS 157 is effective for us beginning in the first quarter of 2008. We are currently assessing the impact FAS 157 may have on our Condensed Consolidated Financial Statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNION PACIFIC RAILROAD COMPANY AND SUBSIDIARY COMPANIES

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2007 Compared to

Three and Six Months Ended June 30, 2006

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenue, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Condensed Consolidated Financial Statements may be material. Our critical accounting policies are available in Item 7 of our 2006 Annual Report on Form 10-K. There have been no significant changes with respect to these policies during the first six months of 2007, except for the treatment of tax contingency accruals.

Effective January 1, 2007, we began to measure and record tax contingency accruals in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48). Under FIN 48, we will recognize tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. For additional information on the adoption of FIN 48, see note 10 in Part I, Item 1 of this Quarterly Report.

RESULTS OF OPERATIONS

Quarterly Summary

We reported net income of $455 million in the second quarter of 2007 compared to net income of $379 million for the second quarter of 2006. Year-to-date 2007 net income was $832 million versus $682 million for the same period in 2006. Yield increases, network management initiatives, improved operational efficiency, lower volume-related costs, and lower casualty costs more than offset a decline in volume and cost increases due to inflation, resulting in a 10% and 14% improvement in operating income for the second quarter and year-to-date periods, respectively. In May 2007, heavy rain storms, high winds, and flash flooding damaged our rail network across Kansas, Nebraska, and Missouri. Bridge outages and track washouts reduced shipments. Carloads fell 5% and 3% for the month of May and the second quarter, respectively, compared to 2006 levels. Year-to-date results also include the adverse impact of severe winter weather on our coal network, extended automotive plant shutdowns, and continued softening in some market sectors.

Operationally, we experienced continued improvement in our network fluidity versus the second quarter of 2006 despite disruptions caused by the severe May weather. As reported to the Association of American Railroads, terminal dwell time and average train speed improved 11% and 2%, respectively, during the second quarter of 2007 compared to the same period of 2006. Focused efforts on terminal processing initiatives and improved asset utilization, combined with reduced volume levels, drove the improvement.

Operating Revenue

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
Millions of Dollars	2007	2006	Change	2007	2006	Change
Commodity revenue	$ 3,865	$ 3,742	3%	$ 7,517	$ 7,285	3%
Other revenue	173	172	1	361	331	9
Total	$ 4,038	$ 3,914	3	$ 7,878	$ 7,616	3

Operating revenue includes commodity revenue and other revenue. Other revenue primarily consists of revenue earned by our subsidiaries, revenue from our commuter rail operations, and accessorial revenue, which we earn when customers retain equipment owned or controlled by us or when we perform additional services such as switching or storage. We recognize revenue on a percentage-of-completion basis as freight moves from origin to destination. We allocate revenue between reporting periods based on the relative transit time in each reporting period and recognize expenses as we incur them. We recognize other revenue as service is performed or contractual obligations are met. We provide incentives to our customers for meeting or exceeding specified cumulative volumes or shipping to and from specific locations, which we record as a reduction to revenue based on the actual or projected future shipments.

Revenue from four of our six commodity groups increased during the second quarter of 2007, while revenue from automotive shipments remained flat and revenue generated from industrial products shipments declined versus 2006. Commodity revenue grew 3% in the second quarter of 2007 versus the second quarter of 2006 driven by core price increases and index-based contract escalators (formulas in our shipping contracts that correlate price adjustments to certain economic indices), which contributed to a 7% increase in average revenue per car (ARC). Volume decreased 3% during the quarter driven by declines in all commodities except chemical shipments. We experienced the greatest volume declines in the industrial products, agricultural, and energy commodity groups driven in part by the severe May 2007 storms and continued softening in some market sectors. Our fuel surcharge programs (excluding index-based contract escalators that contain some provision for fuel) generated $357 million in commodity revenue in the second quarter of 2007. Fuel surcharge revenue is not comparable to prior periods due to implementation of new mileage-based fuel surcharge programs as discussed below.

Year-to-date, revenue from four of our six commodity groups increased, while revenue from the industrial products and automotive groups declined. Commodity revenue grew 3% in the first half of 2007 versus 2006 driven by core price increases and index-based contract escalators, which contributed to a 6% increase in ARC. Volume decreased 3% year-to-date driven in part by first quarter 2007 harsh winter weather and extended automotive plant shutdowns, continued softening in some market sectors, and the impact of severe rain storms and flash flooding across our central and southern corridors in May 2007. Our fuel surcharge programs (excluding index-based contract escalators that contain some provision for fuel) generated $696 million in commodity revenue in the first half of 2007. Fuel surcharge revenue is not comparable to prior periods due to implementation of new mileage-based fuel surcharge programs.

As previously disclosed in our 2006 Annual Report on Form 10-K, the Surface Transportation Board (STB) of the United States Department of Transportation issued a decision limiting the manner in which U.S. railroads can calculate fuel surcharges on traffic regulated by the STB. Effective April 26, 2007, we implemented new fuel surcharge programs covering regulated, tariff-based traffic, which represents approximately 15% of our current revenue base. The new programs use mileage as the basis to calculate fuel surcharges versus percent of revenue and correlate to movement of the On-Highway Diesel Price index, published by the Energy Information Administration. The new programs affect fuel surcharges assessed for agricultural, chemical, and industrial products shipments, and, to a lesser extent, coal shipments. In addition, we reset the effective base fuel price at which the new fuel surcharge programs take effect, resulting in a higher entry point of $2.30 per gallon versus $1.35 per gallon.

The following tables summarize the year-over-year changes in commodity revenue, revenue carloads, and average revenue per car by commodity type:

Commodity Revenue	Three Months Ended June 30,		%	Six Months Ended June 30,		%
Millions of Dollars	2007	2006	Change	2007	2006	Change
Agricultural	$ 604	$ 565	7%	$1,211	$1,128	7%
Automotive	389	390	-	744	751	(1)
Chemicals	578	537	8	1,122	1,038	8
Energy	761	733	4	1,491	1,432	4
Industrial Products	815	822	(1)	1,562	1,596	(2)
Intermodal	718	695	3	1,387	1,340	4
Total	$3,865	$3,742	3%	$7,517	$7,285	3%

Revenue Carloads	Three Months Ended June 30,		%	Six Months Ended June 30,		%
Thousands	2007	2006	Change	2007	2006	Change
Agricultural	212	225	(6)%	431	459	(6)%
Automotive	221	225	(2)	422	435	(3)
Chemicals	239	234	2	463	452	2
Energy	551	575	(4)	1,102	1,125	(2)
Industrial Products	349	386	(10)	667	751	(11)
Intermodal	861	865	-	1,682	1,681	-
Total	2,433	2,510	(3)%	4,767	4,903	(3)%

Average Revenue	Three Months Ended June 30,		%	Six Months Ended June 30,		%
Per Car	2007	2006	Change	2007	2006	Change
Agricultural	$2,855	$2,510	14%	$2,812	$2,456	14%
Automotive	1,767	1,735	2	1,764	1,729	2
Chemicals	2,410	2,285	5	2,422	2,294	6
Energy	1,382	1,273	9	1,353	1,272	6
Industrial Products	2,334	2,133	9	2,342	2,126	10
Intermodal	834	804	4	824	797	3
Average	$1,589	$1,490	7%	$1,577	$1,486	6%

Agricultural Products – Price increases primarily drove higher agricultural commodity revenue in the second quarter and year-to-date periods of 2007 versus 2006, despite lower volume levels, which partially offset these gains. Fewer shipments of corn and feed grains primarily drove the second quarter and year-to-date volume decreases. Favorable barge rates and Mississippi river navigation conditions led to fewer rail shipments of feed grains for export from the Gulf Coast for both periods. In addition, lower corn and feed grain exports to Mexico due to price competition and a solid Mexican crop combined to reduce volumes in the second quarter. Year-to-date volumes also declined as soft production in growing regions serviced by us and an overall weak export market drove lower wheat shipments. Conversely, continuing growth and demand in the ethanol industry increased shipments of this fuel additive, as well as shipments of wet corn milling and co-products of ethanol production (primarily livestock feed). Price increases also were the primary driver of second quarter and year-to-date ARC improvement. Lower fuel surcharges due to lower volume levels and implementation of the new mileage-based fuel surcharge program, which has a higher fuel price entry point, both partially offset improved ARC during the quarter.

Automotive – A decline in vehicle production levels due to plant shutdowns, changes in vehicle distribution patterns, and lower fuel surcharges contributed to the decrease in automotive commodity revenue in the second quarter of 2007, partially offset by price increases. In addition, fewer shipments of finished vehicles from Mexico in the first quarter of 2007, and stronger than usual shipments of finished vehicles in the first quarter of 2006 due to high levels of finished vehicles in manufacturers’ inventories at the end of 2005 contributed to the year-to-date decline. Automotive parts shipments grew in the second quarter and year-to-date periods of 2007 due to increased volumes from domestic manufacturers and new business acquired in mid-2006, partially offset by the loss of shipments from a domestic truck manufacturer. Price increases generated the ARC improvement in both periods, partially offset by lower fuel surcharges and the negative impact of increased automotive parts shipments and lower finished vehicle shipments, which have higher ARC.

Chemicals – Volume growth, price increases and index-based contract escalators increased revenue in the second quarter and year-to-date periods of 2007 versus the same periods in 2006. Lower production at Canadian locations boosted liquid and dry chemicals shipments in the second quarter at Gulf Coast locations serviced by us. Strong export demand for potash shipments through the Pacific Northwest and a robust corn planting season to support the ethanol industry drove higher demand for fertilizer shipments in both the second quarter and year-to-date periods. Soda ash shipments also increased as export demand grew in the Gulf area, Pacific Northwest, and Mexico. Price increases were the primary driver of ARC improvement during both periods compared to 2006. While fuel surcharges were higher in the year-to-date period versus 2006, second quarter fuel recoveries were lower year-over-year due to implementation of the new mileage-based fuel surcharge program, which has a higher fuel price entry point.

Energy – Price increases and index-based contract escalators primarily drove the increases in revenue and ARC in the second quarter and six-month periods of 2007 versus 2006. Volume decreased in both periods compared to 2006 as severe storms in the first quarter and heavy rains in May flooded coal pits in the Southern Powder River Basin of Wyoming (SPRB), forced closure of several rail lines, and impacted network operations across the Midwest. Shipments from the SPRB were down 5% and 3% in the second quarter and year-to-date periods of 2007 compared to the same periods of 2006. Conversely, shipments from the Colorado and Utah mines were up 3% and 4% in the second quarter and six-month periods of 2007, as mine shutdowns throughout the first half of 2006 limited volume.

Industrial Products – Lower volumes reduced revenue in the second quarter and six-month periods of 2007 versus 2006. Price improvements partially offset this decline. Delays in rail expansion projects in Texas and adverse weather conditions hindering construction and quarry activity, combined with other customer production problems, drove the decline in stone shipments for the second quarter and six-month periods of 2007. Adverse weather conditions impacting quarry activity also contributed to the year-to-date decline in cement shipments. The continued softening of the housing market, surplus production, and general market uncertainty resulted in lower lumber, paper, and newsprint shipments in both periods. Price increases mainly drove the ARC improvement in both periods, partially offset by lower fuel surcharge recovery due to lower volume levels and implementation of the new mileage-based fuel surcharge program, which has a higher fuel price entry point.

Intermodal – Price increases and index-based contract escalators drove the revenue improvement in the second quarter. Carloadings in the second quarter were flat versus 2006 as increased domestic traffic was offset by lower international and premium shipments. New service offerings in the second quarter of 2007 contributed to growth in domestic shipments while international shipments declined year over year due to softer imports and the impact of peak season pre-shipping during the second quarter of 2006. Year-to-date, price increases and index-based contract escalators generated higher revenue and ARC. Volume levels were flat in the first half of the year compared to 2006 as increased import volumes from Asia in the first quarter were offset by decreased premium traffic throughout the six-month period of 2007.

Mexico Business – Each commodity group discussed above includes revenue from shipments to and from Mexico. Revenue from Mexico business increased 6% to $360 million in the second quarter of 2007 and 9% to $709 million for the first half of 2007 versus the same periods in 2006. Price increases drove the revenue growth in both the quarterly and year-to-date periods while volume growth also contributed to year-to-date improvement.

Operating Expenses

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
Millions of Dollars	2007	2006	Change	2007	2006	Change
Salaries, wages, and employee benefits	$1,148	$1,127	2%	$2,314	$2,235	4%
Fuel and utilities	766	794	(4)	1,449	1,486	(2)
Equipment and other rents	369	370	-	721	737	(2)
Depreciation	327	307	7	652	610	7
Materials and supplies	186	178	4	362	342	6
Casualty costs	97	111	(13)	165	220	(25)
Purchased services and other costs	359	314	14	712	668	7
Total	$3,252	$3,201	2%	$6,375	$6,298	1%

Operating expenses increased $51 million and $77 million in the second quarter and six-month periods of 2007 versus the comparable periods in 2006, respectively. Higher wage, benefit and materials inflation, combined with higher depreciation expense drove the increases. Lower personal injury expense, cost savings realized from operational improvements, and lower volume-related costs partially offset these increases.

Salaries, Wages, and Employee Benefits – General wage and benefit inflation increased expenses $32 million and $67 million in the second quarter and year-to-date periods of 2007, reflecting higher salaries and wages and the impact of higher healthcare costs and other benefit costs. Conversely, a 1% decrease in our workforce, lower training expenses for train and engine personnel due to reduced hiring, and lower volume-related costs drove a $13 million reduction in second quarter expenses versus 2006. Year-to-date, workforce levels and training costs were $11 million higher compared to 2006. Lower volume-related costs and operational improvements, boosted by network management initiatives and investment in capacity, generated additional expense reductions for the year-to-date period of 2007.

Fuel and Utilities – Fuel and utilities include locomotive fuel, utilities other than telephone, and gasoline and other fuels. A 4% decrease in gross ton-miles resulted in $31 million lower fuel expense, which was partially offset by higher diesel fuel prices. Our average fuel price was $2.17 per gallon (including taxes and transportation costs) in the second quarter of 2007 compared to $2.15 per gallon in the same period of 2006, which increased expenses by $7 million. Gasoline, utilities, and propane and other fuel expenses increased $4 million in the second quarter of 2007 due to inflation and higher prices. Year-to-date, higher diesel prices of $2.04 compared to $2.01 in 2006 contributed $20 million of increased expense. A 4% decrease in gross-ton-miles and slight improvement in our fuel consumption rate reduced expenses by $51 million and $5 million, respectively, compared to 2006.

Equipment and Other Rents – Equipment and other rents primarily includes rental expense we pay for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; other specialty equipment leases; and office and other rentals. Lower shipments of industrial products, agricultural goods, and finished vehicles combined with improved car-cycle times driven by network management initiatives drove a $12 million and $30 million reduction in our short-term freight car rental expense in the second quarter and year to-date periods of 2007, respectively, compared to 2006. The cycle time improvement for the second quarter was offset by weather-related delays affecting our network. Conversely, higher locomotive lease expense of $9 million and $17 million in the second quarter and year-to-date periods of 2007, respectively, partially offset the lower freight car rental expense.

Depreciation – The majority of depreciation relates to track structure, including rail, ties, and other track material. A higher depreciable asset base, reflecting higher capital spending in recent years, increased depreciation expense in the second quarter and first six months of 2007.

Materials and Supplies – Materials used to maintain our lines, structures, and equipment are the principal components of materials and supplies expense. This expense item also includes small tools, office supplies, other materials, and the costs of freight services to ship our supplies and materials. Increased use of higher cost components to repair and maintain our fleet of locomotives (including a growing number of units not covered by warranties) contributed $12 million and $25 million of the increase during the second quarter and year-to-date periods, respectively.

Casualty Costs – Personal injury costs, freight and property damage, insurance, and environmental expense are the primary components of casualty costs. Casualty costs were lower in the second quarter of 2007 compared to the second quarter of 2006 primarily driven by the comparative impact of adverse developments with respect to a small group of claims, which increased personal injury expense by $5 million in the second quarter of 2006. For the six-month period of 2007, two components of personal injury expense drove casualty costs lower: a semi-annual actuarial study completed in the first quarter of 2007, which lowered personal injury expense by $30 million, reflecting improvements in our safety experience and lower ultimate settlement costs; and the comparative impact of adverse developments with respect to a small group of claims, which increased personal injury expense by $19 million in the first six months of 2006.

Purchased Services and Other Costs – Purchased services and other costs include the costs of services purchased from outside contractors, state and local taxes, net costs of operating facilities jointly used by other railroads and us, transportation and lodging for train crew employees, trucking and contracting costs for intermodal containers, leased automobile maintenance expenses, telephone and cellular expense, employee travel expense, and computer and other general expenses. For the second quarter and year-to-date periods, costs increased due to higher contract and consulting fees (excluding equipment maintenance) of $5 million and $6 million, respectively; increased crew transportation and lodging of $6 million and $10 million, respectively; higher locomotive and car contract maintenance and repair costs of $4 million and $10 million, respectively; and increased state and local tax expense of $2 million and $4 million, respectively. These increases were offset by lower volume-related drayage expenses of $3 million and $8 million in the second quarter and year-to-date periods of 2007, respectively, and reduced year-to-date expenses of $8 million associated with jointly-owned operating facilities. In addition, the second quarter and year-over-year comparisons were affected by a $9 million gain from the 2006 sale of two Company-owned airplanes and increased reimbursable repair work on privately and foreign-owned freight cars, which reduced second quarter 2006 expenses by $14 million.

Non-Operating Items

	Three Months Ended June 30,	%	%	Six Months Ended June 30,		%
Millions of Dollars	2007	2006	Change	2007	2006	Change
Other income	$ 25	$ 25	-%	$ 32	$ 32	-%
Interest expense	(111)	(125)	(11)	(223)	(250)	(11)
Income taxes	(245)	(234)	5	(480)	(418)	15

Other Income – Other income remained flat in the second quarter and year-to-date periods of 2007 compared to the same periods of 2006. Rental income decreased for both the second quarter and year-to-date periods of 2007 and was partially offset by an increase in 2007 gains recognized on non-operating asset dispositions and lower 2007 environmental expense associated with our non-operating properties.

Interest Expense – Interest expense decreased in the second quarter and year-to-date periods of 2007 compared to the same periods in 2006 driven from lower weighted average debt levels of $6.1 billion for both periods in 2007 compared to $6.7 billion for both periods in 2006. Effective interest rates decreased to 7.3% for the second quarter of 2007 from 7.5%, for the same period in 2006. Year-to-date, the effective interest rate was 7.3% compared to 7.4% for the same period in 2006.

Income Taxes – Income taxes were $11 million and $62 million higher in the second quarter and year-to-date periods of 2007 primarily due to higher pre-tax income, partially offset by additional tax benefits recognized in the second quarter under FIN 48 (see note 10 to the Condensed Financial Statements). Our effective tax rate was 35.0% and 36.6% in the second quarter and year-to-date periods of 2007, respectively, compared to 38.2% and 38.0% in the corresponding periods of 2006, respectively.

OTHER OPERATING/PERFORMANCE AND FINANCIAL STATISTICS

We report key performance measures weekly to the Association of American Railroads (AAR), including carloads, average daily inventory of rail cars on our system, average train speed, and average terminal dwell time. We provide this data on our website at www.up.com/investors/reports/index.shtml.

Operating/Performance Statistics

Our performance measures reported to the AAR, as well as other performance measures, are included in the table below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	Change		2007	2006	Change
Average train speed (miles per hour)	21.6	21.2	2%		21.7	21.3	2%
Average terminal dwell time (hours)	24.7	27.6	(11)%		25.0	28.3	(12)%
Gross ton-miles (billions)	260.7	272.1	(4)%		515.6	535.1	(4)%
Revenue ton-miles (billions)	139.2	143.4	(3)%		274.3	282.7	(3)%
Average full-time equivalent employees	50,414	50,718	(1)%		50,417	50,313	-%
Customer satisfaction index	80	69	11	pt	80	69	11	pt

Average Train Speed – Average train speed is calculated by dividing train miles by hours operated on our main lines between terminals. Lower volume levels, ongoing network management initiatives and capacity expansion contributed to a 2% improvement in average train speed during the second quarter and six-month periods of 2007, despite severe winter weather conditions in the first quarter and May storms affecting critical sections of our network.

Average Terminal Dwell Time – Average terminal dwell time is the average time that a rail car spends at our terminals. Lower average terminal dwell time is favorable. Average terminal dwell improved 11% and 12% in the second quarter and year-to-date periods of 2007, respectively, as a result of ongoing management initiatives and directed efforts to more timely deliver rail cars to our interchange partners and customers. Lower volume levels also drove improvement in our terminal dwell time.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded or empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles. Gross ton-miles declined 4% for the second quarter and year-to-date periods while revenue ton-miles and carloads declined 3% in both periods versus 2006. Our higher density shipments of industrial products, agricultural, and energy commodities declined in both periods of 2007, impacting gross ton-miles.

Average Full-Time Equivalent Employees – Lower employee levels in the second quarter of 2007 versus 2006 resulted from fewer train and engine personnel due to lower volume levels, partially offset by more employees maintaining our larger locomotive and freight car fleet. Year-to-date, employee levels were flat as personnel reductions in numerous areas offset year-over-year increases experienced in the first quarter.

Customer Satisfaction Index – The customer satisfaction survey asks customers to rate how satisfied they are with our service over the last 12 months on a variety of attributes. A higher score indicates higher customer satisfaction. The improvement over the second quarter and year-to-date periods of 2007 generally reflects customer recognition of our improving service.

Financial Statistics

Ratio of Earnings to Fixed Charges – For the three and six months ended June 30, 2007, our ratio of earnings to fixed charges was 5.0 and 4.7, respectively, compared to 4.3 and 3.9 for the three and six months ended June 30, 2006, respectively. The ratio of earnings to fixed charges was computed on a consolidated basis. Earnings represent net income, less equity earnings net of distributions, plus fixed charges and income taxes. Fixed charges represent interest charges, amortization of debt discount, and an estimated amount representing the interest portion of rental charges.

OTHER MATTERS

Transactions with Affiliates – At June 30, 2007 and December 31, 2006, we had $817 million and $693 million of working capital deficit balances, respectively, relating to UPC’s management of our cash position. As part of UPC’s cash management activities, we advance excess cash (cash available after satisfying all of our obligations and paying dividends to UPC) to UPC. We declare and pay dividends to UPC, which typically approximate the dividends that UPC declares to its shareholders; however, there is no formal requirement to do so. The dividend declaration between UPC and us is determined solely by our Board of Directors. To the extent we require additional cash for use in our operations, UPC makes such funds available to us for borrowing. Transactions with UPC are treated as net intercompany borrowings in the Condensed Consolidated Statements of Financial Position.

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

UPC provides us with various services, including strategic planning, legal, treasury, accounting, auditing, insurance, human resources, and corporate affairs. Charges for these services were $28 million and $31 million for the six months ended June 30, 2007 and 2006, respectively.

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

Labor Negotiations – In January 2005, we began the current round of negotiations with the unions. In June 2007, the Brotherhood of Locomotive Engineers and Trainmen (BLET), the Brotherhood of Maintenance of Way Employees (BMWE), the Brotherhood of Railway Signalmen (BRS), the National Conference of Firemen and Oilers (IBFO), the International Brotherhood of Boilermakers and Blacksmiths (IBBB), and the Sheet Metal Workers (SMW) ratified a five-year agreement that provides for wage increases and increased employee health and welfare cost sharing. The annual wage increases are as follows: July 2005 2.5%; July 2006 3.0%; July 2007 3.0%; July 2008 4.0%; July 2009 4.5%. A second bargaining group consisting of four unions reached a tentative agreement with the same provisions in July. Ratification results will be known in September. We remain in negotiations with one additional union. Existing agreements continue to remain in effect until new agreements are reached or the Railway Labor Act’s procedures (which include mediation, cooling-off periods, and the possibility of Presidential intervention) are exhausted. Contract negotiations with the various unions generally take place over an extended period of time, and we rarely experience work stoppages during negotiations. The current agreements provide for periodic cost of living increases until new agreements are reached.

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

Forward-looking statements and information reflect the good faith consideration by management of currently available information, and may be based on underlying assumptions believed to be reasonable under the circumstances. However, such information and assumptions (and, therefore, such forward-looking statements and information) are or may be subject to variables or unknown or unforeseeable events or circumstances over which management has little or no influence or control. The Risk Factors in Item 1A of our Annual Report on Form 10-K, filed on February 23, 2007, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements, and this report, including this Item 2, should be read in conjunction with these Risk Factors. To the extent circumstances require or we deem it otherwise necessary, we will update or amend these risk factors in a Form 10-Q or Form 8-K. Information regarding new risk factors or material changes to our risk factors, if any, is set forth in Item 1A of Part II of this report.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company is involved in legal proceedings, claims, and litigation that occur in connection with the Company’s business. Management routinely assesses the Company’s liabilities and contingencies in connection with these matters based upon the latest information available. Consistent with SEC rules and requirements, the Company describes below material pending legal proceedings (other than ordinary routine litigation incidental to the business of the Company), material proceedings known to be contemplated by governmental authorities, other proceedings arising under federal, state, or local environmental laws and regulations (including governmental proceedings involving potential fines, penalties, or other monetary sanctions in excess of $100,000), and such other pending matters that the Company may determine to be appropriate.

Environmental Matters

As we reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, the San Joaquin County District Attorney filed an action against the us on February 3, 2003, in the San Joaquin County Superior Court alleging claims under the California Business and Professions Code section 17200 (unfair business practices), Fish and Game Code section 5650 and 5650.1, California Health and Safety Code section 25189(d), and Public Nuisance, California Civil Code section 3480. The claims arose from a February 16, 2000, derailment in Stockton, California, in which a locomotive struck an object on the tracks, puncturing a fuel tank. The District Attorney alleged that diesel fuel from this spill entered waters of the State of California. The complaint also asserted claims under the above referenced statutes for any other diesel spill that may have occurred in the State of California between 2000 and 2003, in which diesel may have passed into waters of the State of California. The District Attorney filed an amended complaint on April 10, 2003, which narrowed the claims to the incident of February 16, 2000. On April 30, 2007, the court exercised its discretion and dismissed this pending action brought by the District Attorney of San Joaquin County against the us.

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

Other Matters

As we reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, we were notified that a qui tam, or private citizen, complaint was filed in the United States District Court for the Central District of California against, among other parties, the City of Long Beach, City of Long Beach Harbor Department, Port of Long Beach (the Port), Union Pacific Corporation, Union Pacific Railroad Company, and Union Pacific Resources Company, also known as Union Pacific Resources Group Inc. (Resources), a former subsidiary of UPC. A private citizen filed the action because the federal government and the State of California elected not to pursue the claims. The complaint alleges that the defendants violated the Federal Civil False Claims Act and the California False Claims Act by conspiring to use public funds to (1) shift environmental cleanup liability to the Port when Resources sold its Terminal Island oil field property to the Port in 1994 and (2) effect the acquisition by the Port of the Terminal Island property in which the Port (or the State of California) allegedly already held certain incidents of title. The complaint sought damages of $2.4 billion, unspecified costs for remediating groundwater contamination, and triple damages and civil penalties of $10,000 per day. On March 7, 2007, the Court disqualified the private citizen and dismissed the complaint without prejudice. The private citizen-complainant filed a notice indicating his intent to appeal the decision of the Court on May 24, 2007.

Twenty small rail shippers (many of whom are represented by the same law firms) filed virtually identical antitrust lawsuits in various federal district courts against us and four other Class I railroads in the U.S. The original plaintiff filed the first of these claims in the U.S. District Court in New Jersey on May 14, 2007, and the additional plaintiffs filed claims in district courts in Florida, Illinois, Alabama, Pennsylvania, and the District of Columbia. These suits allege that the railroads engaged in price-fixing by establishing common fuel surcharges for certain rail traffic. The plaintiffs request certification of their complaints as a class-action on behalf of all shippers who paid fuel surcharges on the specified types of rail shipments. The Judicial Panel on Multidistrict Litigation will determine which district court will receive these cases for consolidated handling. Additionally, the Attorney General of a state outside of our service area recently issued a grand jury subpoena to us requesting documents pertaining to our fuel surcharge program. We deny the allegations that our fuel surcharge program violates the antitrust laws. We believe that these lawsuits are without merit, and we will vigorously defend our actions. Therefore, we currently believe that these matters will not have a material adverse effect on any of our results of operations, financial condition, and liquidity.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our 2006 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibits Filed with this Statement

12(a)	Ratio of Earnings to Fixed Charges for the Three Months Ended June 30, 2007 and 2006.

12(b)	Ratio of Earnings to Fixed Charges for the Six Months Ended June 30, 2007 and 2006.

31(a)	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – James R. Young.

31(b)	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Robert M. Knight, Jr.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – James R. Young and Robert M. Knight, Jr.

Description of Exhibits Incorporated by Reference

3(a)	Amended Certificate of Incorporation of the Registrant, effective as of February 1, 1998, is incorporated herein by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

3(b)	By-Laws of the Registrant, as amended, effective October 15, 2004, are incorporated herein by reference to Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 26, 2007

UNION PACIFIC RAILROAD COMPANY (Registrant)

By	/s/ Robert M. Knight, Jr.
Robert M. Knight, Jr.,
Executive Vice President – Finance and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Richard J. Putz
Richard J. Putz,
Chief Accounting Officer and Controller
(Principal Accounting Officer)