Form 10-Q
period 2007-09-30
UNION PACIFIC RAILROAD CO/DE
filed 2007-10-24
CIK 92259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

☐  Yes    ☑  No

As of October 23, 2007, the Registrant had outstanding 7,130 shares of Common Stock, $10 par value, and 620 shares of Class A Stock, $10 par value.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

UNION PACIFIC RAILROAD COMPANY

AND CONSOLIDATED SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

Union Pacific Railroad Company and Consolidated Subsidiary Companies

Millions of Dollars, for the Three Months Ended September 30,	2007	2006
Operating revenue	$ 4,182	$ 3,975

Operating expenses:
Salaries, wages, and employee benefits	1,098	1,145
Fuel and utilities	802	821
Equipment and other rents	355	370
Depreciation	332	311
Materials and supplies	180	178
Casualty costs	56	82
Purchased services and other costs	356	316
Total operating expenses	3,179	3,223
Operating income	1,003	752
Other income	12	18
Interest expense	(114)	(124)
Income before income taxes	901	646
Income taxes	(374)	(236)
Net income	$ 527	$ 410

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

Union Pacific Railroad Company and Consolidated Subsidiary Companies

Millions of Dollars, for the Nine Months Ended September 30,	2007	2006
Operating revenue	$ 12,060	$ 11,591

Operating expenses:
Salaries, wages, and employee benefits	3,412	3,380
Fuel and utilities	2,251	2,307
Equipment and other rents	1,076	1,107
Depreciation	984	921
Materials and supplies	542	520
Casualty costs	221	302
Purchased services and other costs	1,068	984
Total operating expenses	9,554	9,521
Operating income	2,506	2,070
Other income	44	50
Interest expense	(337)	(374)
Income before income taxes	2,213	1,746
Income taxes	(854)	(654)
Net income	$ 1,359	$ 1,092

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)

Union Pacific Railroad Company and Consolidated Subsidiary Companies

Millions of Dollars, Except Share and Per Share Amounts	September 30, 2007	December 31, 2006
Assets

Current assets:
Cash and cash equivalents	$ 188	$ 400
Accounts receivable, net	786	649
Materials and supplies	475	395
Current deferred income taxes	322	320
Other current assets	195	179
Total current assets	1,966	1,943
Investments:
Investments in and advances to affiliated companies	913	865
Other investments	11	12
Total investments	924	877
Properties:
Road	37,069	35,634
Equipment	7,765	7,637
Other	159	161
Total cost	44,993	43,432
Accumulated depreciation	(11,210)	(10,569)
Net properties	33,783	32,863
Other assets	296	317
Total assets	$ 36,969	$ 36,000
Liabilities and Common Shareholders’ Equity

Current liabilities:
Accounts payable	$ 748	$ 677
Accrued wages and vacation	419	409
Accrued casualty costs	379	387
Income and other taxes	353	298
Third-party debt due within one year	144	136
Equipment rents payable	111	108
Other current liabilities	791	621
Total current liabilities	2,945	2,636
Intercompany borrowings from UPC	4,503	4,877
Third-party debt due after one year	1,518	1,474
Deferred income taxes	9,794	9,625
Accrued casualty costs	800	868
Retiree benefits obligation	449	504
Other long-term liabilities	610	706
Mandatorily redeemable preference shares	7	9
Commitments and contingencies (note 8)
Total liabilities	20,626	20,699
Common shareholders’ equity:
Common stock, $10.00 par value, 9,200 shares authorized, 4,465 shares outstanding	-	-
Class A stock, $10.00 par value, 800 shares authorized, 388 shares outstanding	-	-
Paid-in-surplus	4,782	4,782
Retained earnings	11,701	10,661
Accumulated other comprehensive loss	(140)	(142)
Total common shareholders’ equity	16,343	15,301
Total liabilities and common shareholders’ equity	$ 36,969	$ 36,000

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Union Pacific Railroad Company and Consolidated Subsidiary Companies

Millions of Dollars, for the Nine Months Ended September 30,	2007	2006
Operating Activities
Net income	$ 1,359	$ 1,092
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	984	921
Deferred income taxes	196	131
Stock-based compensation expense	24	18
Net gain from asset sales	(36)	(34)
Other operating activities	(307)	(59)
Changes in current assets and liabilities, net	68	(191)
Cash provided by operating activities	2,288	1,878
Investing Activities
Capital investments	(1,842)	(1,694)
Proceeds from asset sales	89	80
Other investing activities	(59)	48
Cash used in investing activities	(1,812)	(1,566)
Financing Activities
Dividends paid to UPC	(284)	(242)
Debt repaid	(117)	(111)
Debt issued	84	-
Intercompany payments	(374)	(254)
Other financing activities	3	-
Cash used in financing activities	(688)	(607)
Net change in cash and cash equivalents	(212)	(295)
Cash and cash equivalents at beginning of year	400	403
Cash and cash equivalents at end of period	$ 188	$ 108
Changes in Current Assets and Liabilities
Accounts receivable, net	$ (137)	$ (66)
Materials and supplies	(80)	(96)
Other current assets	(16)	(17)
Accounts, wages, and vacation payable	81	(109)
Other current liabilities	220	97
Total	$ 68	$ (191)
Supplemental Cash Flow Information
Non-cash activity:
Capital investments accrued but not yet paid	$ 80	$ 77
Capital lease financings	74	-
Cash paid during the year for:
Interest	$ (349)	$ (406)
Income taxes, net	(574)	(440)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN COMMON SHAREHOLDERS’ EQUITY (Unaudited)

Union Pacific Railroad Company and Consolidated Subsidiary Companies

Millions of Dollars	Common Shares	Class A Shares	Common Stock	Class A Stock	Paid-in- Surplus	Retained Earnings	Accumulated Other Comprehensive Income/(Loss) (note 11)	Total
Balance at Dec. 31, 2006	4,465	388	$-	$-	$4,782	$10,661	$(142)	$15,301
Cumulative effect of adoption of FIN 48 (note 10)	-	-	-	-	-	(35)	-	(35)
Balance at Jan. 1, 2007	4,465	388	$-	$-	$4,782	$10,626	$(142)	$15,266
Comprehensive income:
Net income			-	-	-	1,359	-	1,359
Other comprehensive income			-	-	-	-	2	2
Total comprehensive income (note 11)			-	-	-	1,359	2	1,361
Dividends declared	-	-	-	-	-	(284)	-	(284)
Balance at September 30, 2007	4,465	388	$-	$-	$4,782	$11,701	$(140)	$16,343

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

1.    Responsibilities for Financial Statements – Union Pacific Railroad Company (the Registrant), a Class I railroad incorporated in Delaware and an indirect wholly-owned subsidiary of Union Pacific Corporation, together with a number of wholly-owned and majority-owned subsidiaries, operates various railroad and railroad-related businesses. Our Condensed Consolidated Financial Statements are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America. Our Consolidated Statement of Financial Position at December 31, 2006, is derived from audited financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2006 Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2007, are not necessarily indicative of the results for the entire year ending December 31, 2007.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of Dollars	2007	2006	2007	2006
Stock-based compensation, before tax:
Stock options	$ 4	$ 2	$ 11	$ 7
Retention awards	4	3	13	11
Total stock-based compensation, before tax	$ 8	$ 5	$ 24	$ 18

Stock Options – We estimate the fair value of our stock option awards using the Black-Scholes option pricing model. Groups of employees that have similar historical and expected exercise behavior are considered separately for valuation purposes. The table below shows the year-to-date weighted-average assumptions used for valuation purposes:

Weighted-Average Assumptions	2007	2006
Risk-free interest rate	4.9%	4.5%
Dividend yield	1.4%	1.4%
Expected life (years)	4.6	6.0
Volatility	20.9%	25.3%
Weighted-average grant-date fair value of options granted	$ 22.39	$ 24.97

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant; the dividend yield is calculated as the ratio of dividends paid per share of UPC’s common stock to UPC’s stock price on the date of grant; the expected life is based on historical and expected exercise behavior; and volatility is based on the historical volatility of UPC’s stock price over the expected life of the option.

A summary of stock option activity during the nine months ended September 30, 2007 is presented below:

	Shares (thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2006	6,277	$ 64.17	5.6 yrs.	$ 175
Granted	802	96.93	N/A	N/A
Exercised	(1,820)	57.43	N/A	N/A
Forfeited or expired	(30)	79.31	N/A	N/A
Outstanding at September 30, 2007	5,229	$ 71.46	5.9 yrs.	$ 218
Vested or expected to vest at September 30, 2007	5,184	$ 71.28	5.9 yrs.	$ 217
Options exercisable at September 30, 2007	3,731	$ 63.30	4.7 yrs.	$ 186

Stock options are granted at the closing price on the date of grant, have ten-year contractual terms, and vest no later than three years from the date of grant. None of the stock options outstanding at September 30, 2007 are subject to performance or market-based vesting conditions.

At September 30, 2007, there was $21 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.5 years. Additional information regarding stock option exercises appears in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of Dollars	2007	2006	2007	2006
Intrinsic value of stock options exercised	$ 24	$ 5	$ 97	$ 75
UPC tax benefit realized from stock option exercises	9	2	36	28
Aggregate grant-date fair value of stock options vested	-	-	6	16

Retention Awards – The fair value of retention awards is based on the closing price of the stock at the grant date. Dividend equivalents are paid to participants during the vesting periods.

Changes in our retention awards during the nine months ended September 30, 2007 were as follows:

	Shares (thousands)	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2006	603	$ 72.31
Granted	268	97.02
Vested	(140)	60.62
Forfeited	(12)	83.34
Nonvested at September 30, 2007	719	$ 83.63

Retention awards, which UPC grants at no cost to the employee, vest over periods lasting up to four years. At September 30, 2007, there was $37 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 2.3 years.

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

The assumptions used to calculate the present value of estimated future dividends are as follows:

2007
Dividend per share per quarter	$0.35
Risk-free interest rate at date of grant	4.9%

Changes in our performance retention awards during the nine months ended September 30, 2007 were as follows:

	Shares (thousands)	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2006	51	$ 86.05
Granted	106	93.72
Vested	-	-
Forfeited	-	-
Nonvested at September 30, 2007	157	$ 91.24

At September 30, 2007, there was $9 million of total unrecognized compensation expense related to nonvested performance retention awards, which is expected to be recognized over a weighted-average period of 1.9 years. A portion of this expense is subject to achievement of the ROIC levels established for the performance stock unit grants.

3.    Operations and Segmentation – We are a Class I railroad operating in the United States. We have one reportable segment. Although revenue is analyzed by commodity group, we analyze the net financial results as one segment due to the integrated nature of our rail network.

4.    Transactions with Affiliates – At September 30, 2007 and December 31, 2006, we had $979 million and $693 million of working capital deficit balances, respectively, relating to UPC’s management of our cash position. As part of UPC’s cash management activities, we advance excess cash (cash available after satisfying all of our obligations and paying dividends to UPC) to UPC. We declare and pay dividends to UPC, which typically approximate the dividends that UPC declares to its shareholders; however, there is no formal requirement to do so. The dividend declaration between UPC and us is determined solely by our Board of Directors. To the extent we require additional cash for use in our operations, UPC makes such funds available to us for borrowing. Transactions with UPC are treated as net intercompany borrowings in the Condensed Consolidated Statements of Financial Position.

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

UPC provides us with various services, including strategic planning, legal, treasury, accounting, auditing, insurance, human resources, and corporate affairs. Charges for these services were $15 million for the three months ended September 30, 2007 and 2006. For the nine months ended September 30, 2007 and 2006, charges for these services were $43 million and $46 million, respectively.

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

Market and Credit Risk – We address market risk related to derivative financial instruments by selecting instruments with value fluctuations that highly correlate with the underlying hedged item. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring high credit standards for counterparties and periodic settlements. At September 30, 2007 and December 31, 2006, we were not required to provide collateral, nor had we received collateral, relating to our hedging activities.

Determination of Fair Value – We determine the fair values of our derivative financial instrument positions based upon current fair values as quoted by recognized dealers or the present value of expected future cash flows.

Interest Rate Cash Flow Hedges – We report changes in the fair value of cash flow hedges in accumulated other comprehensive loss until the hedged item affects earnings. At both September 30, 2007 and December 31, 2006, we had a reduction of $5 million recorded as an accumulated other comprehensive loss that is being amortized on a straight-line basis through September 30, 2014. As of September 30, 2007 and December 31, 2006, we had no interest rate cash flow hedges outstanding.

Fuel Swaps – We have two fuel basis swaps that expire in July 2008. These commodity basis swaps require us to make payments to, or receive payments from, the counterparty based on the difference between certain price indices. Changes in the fair value of these swaps are reflected in fuel expense. The swaps decreased 2007 fuel expense by $2 million and increased 2007 fuel expense by $1 million for the three months and nine months ending September 30, 2007, respectively, which included monthly net settlements with the counterparty and the fair value recognition at September 30, 2007.

Sale of Receivables – We transfer most of our accounts receivable to Union Pacific Receivables, Inc. (UPRI), a bankruptcy-remote subsidiary, as part of a sale of receivables facility. UPRI sells to investors, without recourse on a 364-day revolving basis, an undivided interest in such accounts receivable. The total capacity to sell undivided interests to investors under the facility was $600 million at both September 30, 2007 and December 31, 2006. The value of the outstanding undivided interest held by investors under the facility was $600 million at both September 30, 2007 and December 31, 2006, respectively. The value of the outstanding undivided interest held by investors is not included in our Condensed Consolidated Financial Statements. The value of the undivided interest held by investors was supported by $1,270 million and $1,158 million of accounts receivable held by UPRI at September 30, 2007 and December 31, 2006, respectively. At September 30, 2007 and December 31, 2006, the value of the interest retained by UPRI was $670 million and $558 million, respectively. This retained interest is included in accounts receivable in our Condensed Consolidated Financial Statements. The interest sold to investors is sold at carrying value, which approximates fair value, and there is no gain or loss recognized from the transaction.

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

We service the sold receivables; however, we do not recognize any servicing asset or liability as the servicing fees adequately compensate us for our responsibilities. We collected approximately $12 billion and $11 billion during the nine months ended September 30, 2007 and 2006, respectively. UPRI used certain of these proceeds to purchase new receivables under the facility.

The costs of the sale of receivables program are included in other income and were $9 million for both the three months ended September 30, 2007 and 2006, and $26 million and $25 million for the nine months ended September 30, 2007 and 2006, respectively. The costs include interest, program fees paid to banks, commercial paper issuing costs, and fees for unused commitment availability.

The investors have no recourse to our other assets except for customary warranty and indemnity claims. Our creditors have no recourse to the assets of UPRI. In August 2007, the sale of receivables program was renewed for an additional 364-day period without any significant changes in terms.

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

The components of our net periodic pension costs were as follows:

	Pension
	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of Dollars	2007	2006	2007	2006
Service cost	$ 7	$ 9	$ 26	$ 25
Interest cost	31	30	93	88
Expected return on plan assets	(36)	(33)	(108)	(101)
Amortization of:
Prior service cost	2	1	5	5
Actuarial loss	5	6	13	15
Net periodic benefit cost	$ 9	$ 13	$ 29	$ 32

The components of our net periodic OPEB costs/(income) were as follows:

	OPEB
	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of Dollars	2007	2006	2007	2006
Service cost	$ -	$ 1	$ 2	$ 4
Interest cost	5	4	16	18
Amortization of:
Prior service credit	(8)	(10)	(24)	(24)
Actuarial loss	1	3	6	11
Net periodic benefit cost/(income)	$ (2)	$ (2)	$ -	$ 9

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

As a result of improvements in our safety experience, lower estimated ultimate settlement costs, and the completion of actuarial studies, we reduced personal injury expense by $30 million in the first quarter and $47 million in the third quarter of 2007. These adjustments were partially offset by adverse developments with respect to one claim. Our personal injury liability activity was as follows:

	Nine Months Ended September 30,
Millions of Dollars	2007	2006
Beginning balance	$ 629	$ 614
Accruals	109	181
Payments	(130)	(162)
Ending balance at September 30	$ 608	$ 633
Current portion, ending balance at September 30	$ 232	$ 271

Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $608 million to $677 million. We believe that the $608 million liability recorded at September 30, 2007, is the best estimate of the present value of the future settlement costs of personal injury claims.

Asbestos – We are a defendant in a number of lawsuits in which current and former employees allege exposure to asbestos. Additionally, we have received claims for asbestos exposure that have not been litigated. The claims and lawsuits (collectively referred to as “claims”) allege occupational illness resulting from exposure to asbestos-containing products. In most cases, the claimants do not have credible medical evidence of physical impairment resulting from the alleged exposures. Additionally, most claims filed against us do not specify an amount of alleged damages. We use a third-party specialist with extensive experience in estimating resolution cost for asbestos-related claims to assist us in assessing the number and value of these unasserted claims.

In July 2007, we requested a third-party specialist to review our historical asbestos claim and resolution activity and determine the appropriateness of updating our November 2004 asbestos study. Based on the updated study, which was completed in the third quarter of 2007, and our own review of the asbestos claim and resolution activity, we decreased our asbestos-related liability for pending and future claims by $20 million at September 30, 2007.

Our asbestos-related liability activity was as follows:

	Nine Months Ended September 30,
Millions of Dollars	2007	2006
Beginning balance	$ 302	$ 311
Accruals/(credits)	(20)	-
Payments	(10)	(7)
Ending balance at September 30	$ 272	$ 304
Current portion, ending balance at September 30	$ 13	$ 16

We have insurance coverage for a portion of the costs incurred to resolve asbestos-related claims, and, we have recognized an asset for estimated insurance recoveries at September 30, 2007 and December 31, 2006. In conjunction with the asbestos study completed in the third quarter of 2007, we also analyzed our estimated insurance recoveries and recorded a reduction in the asset for estimated insurance recoveries.

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

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have 343 projects with which we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 39 projects that are the subject of actions taken by the U.S. government, 21 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified projects; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities with each project.

When an environmental issue has been identified with respect to property owned, leased, or otherwise used in the conduct of our business, we and our consultants perform environmental assessments on the property. We expense the cost of the assessments as incurred. We accrue the cost of remediation where our obligation is probable and such costs can be reasonably estimated. We do not discount our environmental liabilities when the timing of the anticipated cash payments is not fixed or readily determinable. At September 30, 2007, approximately 15% of our environmental liability was discounted at 4.67%, while approximately 14% of our environmental liability was discounted at 5.34% at December 31, 2006. The discount rates are based on our risk-free rates with a maturity comparable to our environmental liability.

Our environmental liability activity was as follows:

	Nine Months Ended September 30,
Millions of Dollars	2007	2006
Beginning balance	$ 210	$ 213
Accruals	28	26
Payments	(34)	(28)
Ending balance at September 30	$ 204	$ 211
Current portion, ending balance at September 30	$ 54	$ 49

The environmental liability includes costs for remediation and restoration of sites, as well as for ongoing monitoring costs, but excludes any anticipated recoveries from third parties. Cost estimates are based on information available for each project, financial viability of other potentially responsible parties, and existing technology, laws, and regulations. We believe that we have adequately accrued for our ultimate share of costs at sites subject to joint and several liability. However, the ultimate liability for remediation is difficult to determine because of the number of potentially responsible parties involved, site-specific cost sharing arrangements with other potentially responsible parties, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites, and the speculative nature of remediation costs. Estimates may also vary due to changes in federal, state, and local laws governing environmental remediation. We do not expect current obligations to have a material adverse effect on our results of operations or financial condition.

Guarantees – At September 30, 2007, we were contingently liable for $445 million in guarantees. We have recorded a liability of $5 million for the fair value of these obligations as of September 30, 2007. We entered into these contingent guarantees in the normal course of business, and they include guaranteed obligations related to our headquarters building, equipment financings, and affiliated operations. The final guarantee expires in 2022. We are not aware of any existing event of default that would require us to satisfy these guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

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

9.    Other Income – Our other income included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of Dollars	2007	2006	2007	2006
Rental income	$ 14	$ 14	$ 49	$ 54
Net gain on non-operating asset dispositions	19	19	36	34
Interest income	1	2	4	4
Sale of receivables fees	(9)	(9)	(26)	(25)
Non-operating environmental costs and other	(13)	(8)	(19)	(17)
Total	$ 12	$ 18	$ 44	$ 50

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48). We adopted FIN 48 on January 1, 2007. Under FIN 48, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards.

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

As part of the Corporation’s adoption of FIN 48, we recorded a $35 million decrease to beginning retained earnings. After adoption, we had total liabilities of $357 million that were payable to the Corporation for our estimated allocation of unrecognized tax benefits. The entire $357 million was classified as non-current in the Condensed Consolidated Statement of Financial Position.

Included in the $357 million balance at adoption were $243 million of unrecognized tax benefits that, if recognized, would reduce our effective tax rate. This $243 million included $136 million for interest and penalties, which are recognized as part of income tax expense. The remaining unrecognized tax benefits related to tax positions for which ultimate deductibility was highly certain but for which there was uncertainty about the timing of such deductibility. Recognition of these tax benefits would reduce our effective tax rate only through a reduction of interest and penalties.

For all federal income tax years prior to 1995, the statute of limitations bars any additional assessments by the Internal Revenue Service (IRS). We have filed interest refund claims for years 1986 through 1994, which may be disputed by the IRS and may take several years to resolve. The IRS has completed its examinations and issued notices of deficiency for tax years 1995 through 2004, and we are in different stages of the IRS appeals process for these years. In the third quarter of 2007, the Corporation believes that it has reached an agreement in principle with the IRS to resolve all of the issues, except interest, related to tax years 1995 through 1998, including the previously reported dispute over certain donations of property. The Corporation anticipates signing a closing agreement in the fourth quarter of 2007 or the first quarter of 2008. Once formalized, we anticipate that this agreement will result in an immaterial reduction of income tax expense.

Upon resolution of the federal income tax return examinations described above, we will report any changes to our taxable income to state and local taxing authorities in compliance with state and local requirements. Additionally, several state taxing authorities are currently examining our state income tax returns for tax years 1999 through 2004.

In the third quarter of 2007, the State of Illinois enacted new tax legislation that changes how we determine the amount of our income subject to Illinois tax. This legislation increased our deferred tax expense by $27 million in the third quarter. In addition, because the legislation reduced uncertainty about determining future income subject to Illinois tax, $26 million of unrecognized tax benefits have been reclassified as a deferred tax liability.

Total liabilities for unrecognized tax benefits decreased to $313 million at September 30, 2007. Included in this balance are $219 million of unrecognized tax benefits that, if recognized, would reduce our effective tax rate. This $219 million includes $134 million for interest and penalties. Of the $313 million, $187 million is classified as current in the Condensed Consolidated Statement of Financial Position, primarily for our anticipated allocation of federal and state payments to close the 1995 through 1998 tax years described above, which will reduce our unrecognized tax benefits when paid.

11.    Comprehensive Income/(Loss)

Comprehensive income/(loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of Dollars	2007	2006	2007	2006
Net income	$ 527	$ 410	$ 1,359	$ 1,092
Other comprehensive income:
Defined benefit plans	1	-	2	2
Foreign currency translation	(3)	2	-	(3)
Derivatives	(1)	1	-	1
Total other comprehensive income/(loss) [a]	$ (3)	$ 3	$ 2	$ -
Total comprehensive income	$ 524	$ 413	$ 1,361	$ 1,092

[a]	Net of deferred taxes of $(3) million and $(1) million during the three and nine months ended September 30, 2007, and $2 million and $(1) million during the three and nine months ended September 30, 2006, respectively.

The components of accumulated other comprehensive loss were as follows:

	Sep. 30,	Dec. 31,
Millions of Dollars	2007	2006
Defined benefit plans	$ (118)	$ (120)
Foreign currency translation	(17)	(17)
Derivatives	(5)	(5)
Total	$ (140)	$ (142)

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for us beginning in the first quarter of 2008. We are currently assessing the impact FAS 159 may have on our Condensed Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNION PACIFIC RAILROAD COMPANY AND SUBSIDIARY COMPANIES

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2007 Compared to

Three and Nine Months Ended September 30, 2006

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenue, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Condensed Consolidated Financial Statements may be material. Our critical accounting policies are available in Item 7 of our 2006 Annual Report on Form 10-K. There have been no significant changes with respect to these policies during the first nine months of 2007, except for the treatment of tax contingency accruals.

Effective January 1, 2007, we began to measure and record tax contingency accruals in accordance with Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48). Under FIN 48, we will recognize tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. For additional information on the adoption of FIN 48, see note 10 in Part I, Item 1 of this Quarterly Report.

RESULTS OF OPERATIONS

Quarterly Summary

We reported net income of $527 million in the third quarter of 2007 compared to net income of $410 million for the third quarter of 2006. Year-to-date 2007 net income was $1.4 billion versus $1.1 billion for the same period in 2006. Yield increases, network management initiatives, improved productivity, reduced workforce levels, and lower casualty costs more than offset cost increases due to inflation, resulting in a 33% and 21% improvement in operating income for the third quarter and year-to-date periods, respectively. Despite softening in some sectors of our industrial products business, volume levels grew 1% during the third quarter to a new record level. Year-to-date, adverse weather conditions and a 2% decline in shipment volume adversely affected earnings growth.

Operationally, we improved our network fluidity versus the third quarter of 2006 despite disruptions caused by severe weather in July and track maintenance, which generally is heavier during the summer months on a large portion of our network. As reported to the Association of American Railroads, terminal dwell time and average train speed improved 4% and 1%, respectively, during the third quarter of 2007 compared to the same period of 2006. Focused efforts on terminal processing initiatives and improved asset utilization drove the improvement.

Operating Revenue

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
Millions of Dollars	2007	2006	Change	2007	2006	Change
Commodity revenue	$ 3,996	$ 3,802	5%	$ 11,513	$ 11,087	4%
Other revenue	186	173	8	547	504	9
Total	$ 4,182	$ 3,975	5%	$ 12,060	$ 11,591	4%

Operating revenue includes commodity revenue and other revenue. The primary drivers of commodity revenue are volume (carloads) and average revenue per car (ARC). ARC varies with changes in price, commodity mix, and fuel surcharges. Other revenue primarily consists of revenue earned by our subsidiaries, revenue from our commuter rail operations, and accessorial revenue, which we earn when customers retain equipment owned or controlled by us or when we perform additional services such as switching or storage.

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

Revenue from five of our six commodity groups increased during the third quarter and year-to-date periods of 2007, while revenue generated from industrial products shipments declined in both periods versus 2006. ARC increased 5% during the third quarter of 2007 driven by core price improvement, partially offset by a negative change to our commodity mix. The combination of record coal carloads and an 8% decline in industrial products volume resulted in the negative quarterly mix. Year-to-date, ARC grew 6% due to core price increases. Volume was up 1% during the third quarter as growth in automotive, chemical, energy, and agricultural shipments was mostly offset by lower shipments of industrial products.

Our fuel surcharge programs (excluding index-based contract escalators that contain some provision for fuel) generated $372 million and $1.1 billion in commodity revenue in the third quarter and nine-month periods of 2007. Fuel surcharge revenue is not comparable to prior periods due to implementation of new mileage-based fuel surcharge programs. As previously disclosed in our 2006 Annual Report on Form 10-K, the Surface Transportation Board (STB) of the United States Department of Transportation issued a decision limiting the manner in which U.S. railroads can calculate fuel surcharges on traffic regulated by the STB. Effective April 26, 2007, we implemented new fuel surcharge programs covering regulated, tariff-based traffic, which represents approximately 18% of our current revenue base. The new programs use mileage as the basis to calculate fuel surcharges versus percent of revenue and correlate to movement of the On-Highway Diesel Price index, published by the Energy Information Administration. The new programs affect fuel surcharges assessed for certain shipments of agricultural, chemical, and industrial products, and, to a lesser extent, coal. In addition, we reset the effective base fuel price at which the new fuel surcharge programs take effect, resulting in a higher entry point of $2.30 per gallon versus $1.35 per gallon.

The following tables summarize the year-over-year changes in commodity revenue, revenue carloads, and ARC by commodity type:

Commodity Revenue	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
Millions of Dollars	2007	2006	Change	2007	2006	Change
Agricultural	$ 667	$ 597	12%	$ 1,878	$ 1,725	9%
Automotive	351	328	7	1,095	1,079	1
Chemicals	587	540	9	1,709	1,578	8
Energy	827	763	8	2,318	2,195	6
Industrial Products	795	829	(4)	2,357	2,425	(3)
Intermodal	769	745	3	2,156	2,085	3
Total	$ 3,996	$ 3,802	5%	$ 11,513	$ 11,087	4%

Revenue Carloads	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
Thousands	2007	2006	Change	2007	2006	Change
Agricultural	232	227	2%	663	686	(3)%
Automotive	201	191	5	623	626	-
Chemicals	238	228	4	701	680	3
Energy	600	584	3	1,702	1,709	-
Industrial Products	339	370	(8)	1,006	1,121	(10)
Intermodal	912	909	-	2,594	2,590	-
Total	2,522	2,509	1%	7,289	7,412	(2)%

Average Revenue	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
Per Car	2007	2006	Change	2007	2006	Change
Agricultural	$ 2,876	$ 2,635	9%	$ 2,835	$ 2,515	13%
Automotive	1,743	1,715	2	1,758	1,725	2
Chemicals	2,469	2,366	4	2,438	2,318	5
Energy	1,377	1,308	5	1,362	1,284	6
Industrial Products	2,347	2,240	5	2,344	2,164	8
Intermodal	843	819	3	831	805	3
Average	$ 1,584	$ 1,515	5%	$ 1,579	$ 1,496	6%

Agricultural Products – Price increases primarily drove higher agricultural commodity revenue in the third quarter and year-to-date periods of 2007 versus 2006. Increased shipments of wheat and food grains improved third quarter volumes as a strong wheat crop in regions served by us generated record shipments to the Gulf Coast for export. Continuing growth and demand in the ethanol industry increased shipments of this fuel additive, as well as shipments of co-products of ethanol production (primarily livestock feed). Fewer shipments of corn and feed grains partially offset the third quarter volume increase, and were the primary driver of the year-to-date volume decrease. Favorable barge rates and Mississippi River navigation conditions led to fewer rail shipments of feed grains for export from the Gulf Coast during both periods.

Automotive – Volume growth and price improvements increased automotive commodity revenue in the third quarter of 2007 compared to 2006. Automotive parts volume was particularly strong in the third quarter driven by an increase in parts shipments and our new intermodal train service between Mexico and Michigan. Shipments of finished vehicles grew 1% in the third quarter as shipments from one domestic manufacturer outpaced volume levels in 2006, which were lower due to extended plant shutdowns.

Chemicals – Volume growth and price increases drove revenue higher in the third quarter and year-to-date periods of 2007 versus the same periods in 2006. New business acquired in June of 2007 drove an increase in third quarter 2007 plastics shipments. Soda ash volume increased as export demand grew in the Gulf area, Pacific Northwest, and Mexico. Strong export demand for potash shipments through the Pacific Northwest and a robust corn planting season to support the ethanol industry drove higher demand for fertilizer shipments. Lower production at Canadian locations boosted liquid and dry chemicals shipments for the year-to-date period at Gulf Coast locations served by the Company.

Energy – Price increases and higher volume drove revenue growth in the third quarter. Revenue was up year-to-date due to price increases as volume remained flat compared to 2006. Severe storms in the first quarter and heavy rains in May flooded coal pits in the Southern Powder River Basin of Wyoming (SPRB), forced closure of several rail lines, and negatively affected year-to-date volume levels. Shipments from the SPRB were up 3% in the third quarter and down 1% for the year-to-date period of 2007 compared to the same periods of 2006. Conversely, shipments from the Colorado and Utah mines were up 2% and 3% in the third quarter and nine-month periods of 2007, as mine shutdowns and production problems in the first and third quarters of 2006 reduced volumes.

Industrial Products – Continued softening of the housing market, surplus production, and general market uncertainty resulted in lower lumber, paper, and newsprint shipments in both the third quarter and nine-month periods of 2007. In addition, delays in rail expansion projects in Texas, customer production problems, and the on-going impact of a weak residential construction market all combined to reduce stone shipments in both periods of 2007. These lower volumes were partially offset by price increases in both the third quarter and nine-month periods of 2007.

Intermodal – Price increases drove the revenue improvement in the third quarter and nine-month periods of 2007 compared to 2006. Volume was flat versus 2006 as increased domestic and international traffic was offset by lower premium shipments. New service offerings in the second quarter of 2007 contributed to growth in domestic shipments. Increased market share more than offset a general softening of imports from Asia, generating higher international shipments for the third quarter and year-to-date periods of 2007.

Mexico Business – Each of our commodity groups include revenue from shipments to and from Mexico. Revenue from Mexico business increased 7% to $365 million in the third quarter of 2007 and 8% to $1.1 billion for the first nine months of 2007 versus the same periods in 2006. Price increases and volume growth drove the revenue growth in both the quarterly and year-to-date periods.

Operating Expenses

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
Millions of Dollars	2007	2006	Change	2007	2006	Change
Salaries, wages, and employee benefits	$ 1,098	$ 1,145	(4)%	$ 3,412	$ 3,380	1%
Fuel and utilities	802	821	(2)	2,251	2,307	(2)
Equipment and other rents	355	370	(4)	1,076	1,107	(3)
Depreciation	332	311	7	984	921	7
Materials and supplies	180	178	1	542	520	4
Casualty costs	56	82	(32)	221	302	(27)
Purchased services and other costs	356	316	13	1,068	984	9
Total	$ 3,179	$ 3,223	(1)%	$ 9,554	$ 9,521	-%

Operating expenses decreased $44 million in the third quarter of 2007 versus 2006. Network performance, productivity improvements, and investments in capacity primarily drove the cost savings. A smaller workforce, improved car cycle times, and lower personal injury expense more than offset higher wage, benefit and materials inflation, and higher depreciation expense. For the nine-month period of 2007, operating expenses increased $33 million versus 2006. Higher wage, benefit and materials inflation, combined with higher depreciation expense drove the increases. Lower personal injury expense, cost savings realized from operational improvements, and lower volume-related costs partially offset these increases.

Salaries, Wages, and Employee Benefits – Operational improvements led to a 2% decline in our workforce, saving $35 million in wages and $18 million in payroll taxes in the third quarter despite inflationary pressures. Less hiring and training costs, lower backpay expenses associated with the recent labor contract ratifications, and reduced long-term disability costs also contributed to the improvement. Lower volume-related costs and productivity improvements reduced expenses for the year-to-date period of 2007. Conversely, general wage and benefit inflation increased expenses year-to-date, reflecting higher salaries and wages and the impact of higher healthcare costs and other benefit costs.

Fuel and Utilities – Fuel and utilities include locomotive fuel, utilities other than telephone, and gasoline and other fuels. Diesel fuel prices, which averaged $2.29 per gallon (including taxes and transportation costs) in the third quarter of 2007 compared to $2.27 per gallon in the same period in 2006 increased expenses by $6 million. A 3% improvement in our fuel consumption rate reduced fuel expense by $25 million due to the use of newer, more fuel-efficient locomotives, our fuel conservation programs, and an increase in average train size. Volume, as measured by gross ton-miles, was flat in the third quarter versus 2006. Year-to-date, higher diesel prices of $2.12 compared to $2.09 in 2006 contributed $26 million of increased expense. A 2% decrease in gross-ton-miles and a 2% improvement in our fuel consumption rate reduced expenses by $52 million and $30 million, respectively, for the nine months ended September 30, 2007.

Equipment and Other Rents – Equipment and other rents expense primarily includes rental expense we pay for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; other specialty equipment leases; and office and other rentals. Lower shipments of industrial products combined with improved car-cycle times driven by network management initiatives drove a $10 million and $40 million reduction in our short-term freight car rental expense in the third quarter and year to-date periods of 2007, respectively, compared to 2006. Lower freight car, intermodal container, and fleet vehicle and equipment lease expense decreased costs by $18 million in the third quarter of 2007. Conversely, higher locomotive lease expense resulted in a $9 million and $26 million increase in costs in the third quarter and year-to-date periods of 2007, respectively, reflecting additional locomotives subject to operating leases.

Depreciation – The majority of depreciation relates to track structure, including rail, ties, and other track material. A higher depreciable asset base, reflecting higher capital spending in recent years, increased depreciation expense in the third quarter and first nine months of 2007.

Materials and Supplies – Materials used to maintain our lines, structures, and equipment are the principal components of materials and supplies expense. This expense item also includes small tools, office supplies, other materials, and the costs of freight services to ship our supplies and materials. Increased use of higher cost components to repair and maintain our fleet of locomotives (including a growing number of units not covered by warranties) added $7 million and $32 million to materials and supplies expense during the third quarter and year-to-date periods, respectively. Conversely, fewer parts were used for freight car repairs due to program maintenance scheduling which lowered costs and partially offset the increases for the third quarter and year-to-date periods, respectively.

Casualty Costs – Personal injury costs, freight and property damage, insurance, and environmental expense are the primary components of casualty costs. Casualty costs were lower in the third quarter of 2007 compared to the third quarter of 2006, primarily driven by a reduction in personal injury expense. We completed an actuarial study in the third quarter of 2007, which resulted in a reduction in personal injury expense of $47 million, reflecting improvements in our safety experience and lower estimated ultimate settlement costs. Higher insurance costs and increased bad debt expense partially offset the reduction in personal injury expense. For the nine-month period of 2007, actuarial studies completed in the first and third quarters of 2007 resulted in a reduction in personal injury expense of $77 million, which was partially offset by adverse developments with respect to one claim.

Purchased Services and Other Costs – Purchased services and other costs include the costs of services purchased from outside contractors, state and local taxes, net costs of operating facilities jointly used by us and other railroads, transportation and lodging for train crew employees, trucking and contracting costs for intermodal containers, leased automobile maintenance expenses, telephone and cellular expense, employee travel expense, and computer and other general expenses. For the third quarter and year-to-date periods, costs increased due to higher contract and consulting fees (including equipment maintenance) of $18 million and $50 million, respectively, and increased crew transportation and lodging costs. State and local tax expense also increased for the year-to-date period. These increases were partially offset by lower drayage expenses in the third quarter and year-to-date periods of 2007 and reduced year-to-date expenses associated with jointly-owned operating facilities. In addition, third quarter and year-to-date comparisons were affected by the settlement of insurance claims totaling $23 million in the third quarter of 2006 related to the 2005 January West Coast storm. The year-to-date comparison was also affected by a $9 million gain in 2006 from the sale of two Company-owned airplanes and increased reimbursable repair work on privately-and foreign-owned freight cars, which reduced second quarter expenses by $14 million in 2006.

Non-Operating Items

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
Millions of Dollars	2007	2006	Change	2007	2006	Change
Other income	$ 12	$ 18	(33)%	$ 44	$ 50	(12)%
Interest expense	(114)	(124)	(8)	(337)	(374)	(10)
Income taxes	(374)	(236)	58	(854)	(654)	31

Other Income – Other income decreased in the third quarter of 2007 compared to 2006 due to higher 2007 environmental expense associated with our non-operating properties. The recognition of higher rental income in 2006 resulting from the settlement of a rent dispute covering the period 1994 to 2003 caused the nine-month period of 2006 to be higher than the same period of 2007.

Interest Expense – Interest expense decreased in the third quarter of 2007 compared to 2006 due to a decrease in the weighted average debt level of $6.1 billion in 2007 compared to $6.6 billion in 2006 and a lower effective interest rate of 7.4% in 2007 compared to 7.6% in 2006. Year-to-date, lower interest expense resulted from a lower effective interest rate of 7.4% in 2007 versus 7.5% in 2006 and lower weighted average debt level of $6.1 billion in 2007 compared to $6.7 billion in 2006.

Income Taxes – Income taxes were $138 million and $200 million higher in the third quarter and year-to-date periods of 2007 versus 2006 primarily due to higher pre-tax income and the effect of new tax legislation in the State of Illinois that changed how we determine the amount of our income subject to Illinois tax. The Illinois legislation increased our deferred tax expense by $27 million in the third quarter of 2007. Our effective tax rate was 41.5% and 38.6% in the third quarter and year-to-date periods of 2007, respectively, compared to 36.5% and 37.5% in the corresponding periods of 2006.

OTHER OPERATING/PERFORMANCE AND FINANCIAL STATISTICS

We report key performance measures weekly to the Association of American Railroads (AAR), including carloads, average daily inventory of rail cars on our system, average train speed, and average terminal dwell time. We provide this data on our website at www.up.com/investors/reports/index.shtml.

Operating/Performance Statistics

Our performance measures reported to the AAR, as well as other performance measures, are included in the table below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	Change		2007	2006	Change
Average train speed (miles per hour)	21.5	21.3	1%		21.6	21.3	1%
Average terminal dwell time (hours)	25.2	26.2	(4)%		25.1	27.6	(9)%
Gross ton-miles (billions)	269.5	270.0	-%		785.1	805.1	(2)%
Revenue ton-miles (billions)	144.1	141.7	2%		418.4	424.4	(1)%
Average full-time equivalent employees	49,729	50,912	(2)%		50,188	50,515	(1)%
Customer satisfaction index	79	74	5	pt	80	71	9	pt

Average Train Speed – Average train speed is calculated by dividing train miles by hours operated on our main lines between terminals. Ongoing network management initiatives and capacity expansion contributed to a 1% improvement in average train speed during the third quarter and nine-month periods of 2007, despite severe weather that affected critical sections of our network and track maintenance.

Average Terminal Dwell Time – Average terminal dwell time is the average time that a rail car spends at our terminals. Lower average terminal dwell time is favorable. Average terminal dwell improved 4% and 9% in the third quarter and year-to-date periods of 2007, respectively, as a result of ongoing management initiatives and directed efforts to more timely deliver rail cars to our interchange partners and customers. Lower volume levels also contributed to the improvement in our terminal dwell time during the year-to-date period.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded or empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles. Gross ton-miles were flat for the third quarter and revenue ton-miles increased 2% while carloads increased 1% during the period. A mix shift in intermodal traffic to heavier and longer length of haul shipments impacted revenue ton-miles in relation to carloading growth. Year-to-date, gross ton-miles declined 2% in relation to the 2% decline in carloadings, while revenue ton-miles declined 1% during the period.

Average Full-Time Equivalent Employees – Lower employee levels in the third quarter of 2007 versus 2006 resulted from fewer train and engine personnel due to improved network productivity and fewer management employees, partially offset by more employees maintaining our larger locomotive fleet. Year-to-date, a reduced hiring program, normal attrition levels, and personnel reductions in numerous areas offset year-over-year increases experienced in the first quarter.

Customer Satisfaction Index – The customer satisfaction survey asks customers to rate how satisfied they are with our performance over the last 12 months on a variety of attributes. A higher score indicates higher customer satisfaction. The improvement from survey results in the third quarter and year-to-date periods of 2006 generally reflects customer recognition of our improving service.

Financial Statistics

Ratio of Earnings to Fixed Charges – For the three and nine months ended September 30, 2007, our ratio of earnings to fixed charges was 6.2 and 5.2, respectively, compared to 4.4 and 4.1 for the three and nine months ended September 30, 2006, respectively. The ratio of earnings to fixed charges was computed on a consolidated basis. Earnings represent net income, less equity earnings net of distributions, plus fixed charges and income taxes. Fixed charges represent interest charges, amortization of debt discount, and an estimated amount representing the interest portion of rental charges.

OTHER MATTERS

Transactions with Affiliates – At September 30, 2007 and December 31, 2006, we had $979 million and $693 million of working capital deficit balances, respectively, relating to UPC’s management of our cash position. As part of UPC’s cash management activities, we advance excess cash (cash available after satisfying all of our obligations and paying dividends to UPC) to UPC. We declare and pay dividends to UPC, which typically approximate the dividends that UPC declares to its shareholders; however, there is no formal requirement to do so. The dividend declaration between UPC and us is determined solely by our Board of Directors. To the extent we require additional cash for use in our operations, UPC makes such funds available to us for borrowing. Transactions with UPC are treated as net intercompany borrowings in the Condensed Consolidated Statements of Financial Position.

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

UPC provides us with various services, including strategic planning, legal, treasury, accounting, auditing, insurance, human resources, and corporate affairs. Charges for these services were $15 million for the three months ended September 30, 2007 and 2006. For the nine months ended September 30, 2007 and 2006, charges for these services were $43 million and $46 million, respectively.

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

Accounting Pronouncements – In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurement (FAS 157). While this statement does not require new fair value measurements, it provides guidance on applying fair value and expands required disclosures. FAS 157 is effective for us beginning in the first quarter of 2008. We are currently assessing the impact FAS 157 may have on our Condensed Consolidated Financial Statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for us beginning in the first quarter of 2008. We are currently assessing the impact FAS 159 may have on our Condensed Consolidated Financial Statements.

Labor Negotiations – In January 2005, we began the current round of negotiations with the unions. In June 2007, the Brotherhood of Locomotive Engineers and Trainmen (BLET), the Brotherhood of Maintenance of Way Employees (BMWE), the Brotherhood of Railway Signalmen (BRS), the National Conference of Firemen and Oilers (IBFO), the International Brotherhood of Boilermakers and Blacksmiths (IBBB), and the Sheet Metal Workers (SMW) ratified a five-year agreement that provides for wage increases and increased employee health and welfare cost sharing. The annual wage increases are as follows: July 2005 2.5%; July 2006 3.0%; July 2007 3.0%; July 2008 4.0%; July 2009 4.5%. A second bargaining group consisting of the Transportation Communications International Union (TCU), the Brotherhood of Railway Carman (BRCA), and the International Brotherhood of Electrical Workers (IBEW) ratified the same agreement in September. The International Association of Machinists (IAM) failed to ratify that same agreement in September. We remain in negotiations with the IAM as well as the United Transportation Union (UTU). Existing agreements continue to remain in effect until new agreements are reached or the Railway Labor Act’s procedures (which include mediation, cooling-off periods, and the possibility of Presidential intervention) are exhausted. Contract negotiations with the various unions generally take place over an extended period of time, and we rarely experience work stoppages during negotiations. The current agreements provide for periodic cost of living increases until new agreements are reached.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company is involved in legal proceedings, claims, and litigation that occur in connection with the Company’s business. Relying upon the latest information available, management routinely assesses the Company’s liabilities and contingencies with respect to these matters. Consistent with SEC rules and requirements, the Company describes below material pending legal proceedings (other than ordinary routine litigation incidental to the business of the Company), material proceedings known to be contemplated by governmental authorities, other proceedings arising under federal, state, or local environmental laws and regulations (including governmental proceedings involving potential fines, penalties, or other monetary sanctions in excess of $100,000), and such other pending matters that the Company may determine to be appropriate.

Environmental Matters

As we reported in our Annual Report on Form 10-K for 2003, the District Attorneys of Merced, Madera, and Stanislaus Counties in California filed a criminal case against us relating to a series of alleged releases of calcium oxide (lime). The criminal case was dismissed in the last quarter of 2003 and was subsequently refiled as a civil action by several counties in the San Joaquin County Superior Court. The refiled suit sought civil penalties against us in connection with the release of lime from an unidentified rail car between Chowchilla and Sacramento, California, on December 27, 2001, and another incident in which lime leaked from a rail car between Chowchilla and Stockton, California, on February 21, 2002. The suit contended that regulatory violations occurred by virtue of our alleged failure to timely report the release of a “hazardous material,” our alleged disposal of hazardous waste, and the alleged release of material into the waters of the State of California. On September 20, 2004, the Court dismissed the suit with prejudice. The State of California appealed this decision. On August 2, 2006, the Court of Appeals reversed the judgment and remanded the case for further proceedings consistent with its opinion. The Company and the State of California requested that the California Supreme Court review the decision of the Court of Appeals. The California Supreme Court denied review, and the case was remanded to the Superior Court. On August 28, 2007, the State of California voluntarily dismissed its complaint, which concluded this matter.

We received notice from the Army Corps of Engineers (the Corps) that, during our construction efforts to restore service to the Caliente Subdivision after severe flooding in January 2005, we may have exceeded our authority under emergency authorizations and permits issued by the Corps. Subsequently, the Corps referred the matter to the United States Environmental Protection Agency (the EPA), which has demanded that we repair claimed impacts to the adjacent waterway, perform compensatory mitigation, and pay a civil penalty in connection with this project and related stormwater issues. We have discussed with the EPA the scope of additional work to be performed to address alleged impacts of our construction activities, as well as compensatory mitigation and potential penalties. To date, we have not reached an agreement with the EPA, and, therefore, the ultimate amount of the civil penalty cannot be determined. However, the penalty component of the settlement will exceed $100,000.

We received notices from the EPA and state environmental agencies alleging that we are or may be liable under federal or state environmental laws for remediation costs at various sites throughout the United States, including sites on the Superfund National Priorities List or state superfund lists. We cannot predict the ultimate impact of these proceedings and suits because of the number of potentially responsible parties involved, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites, and the speculative nature of remediation costs.

Other Matters

As we reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, we were notified that a qui tam, or private citizen, complaint was filed in the United States District Court for the Central District of California against, among other parties, the City of Long Beach, City of Long Beach Harbor Department, Port of Long Beach (the Port), Union Pacific Corporation, Union Pacific Railroad Company, and Union Pacific Resources Company, also known as Union Pacific Resources Group Inc. (Resources), a former subsidiary of UPC. A private citizen filed the action because the federal government and the State of California elected not to pursue the claims. The complaint alleged that the defendants violated the Federal Civil False Claims Act and the California False Claims Act by conspiring to use public funds to (1) shift environmental cleanup liability to the Port when Resources sold its Terminal Island oil field property to the Port in 1994 and (2) effect the acquisition by the Port of the Terminal Island property in which the Port (or the State of California) allegedly already held certain incidents of title. The complaint sought damages of $2.4 billion, unspecified costs for remediating groundwater contamination, and triple damages and civil penalties of $10,000 per day. On March 7, 2007, the Court disqualified the private citizen and dismissed the complaint without prejudice. Following this decision, the private citizen-complainant filed in May a notice indicating his intent to appeal the decision of the Court. On August 21, 2007, the Court of Appeals for the Ninth Circuit entered a final dismissal of this matter due to the failure by the plaintiff-complainant to timely initiate the appeal.

As we reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, 20 small rail shippers (many of whom are represented by the same law firms) filed virtually identical antitrust lawsuits in various federal district courts against us and four other Class I railroads in the U.S. The original plaintiff filed the first of these claims in the U.S. District Court in New Jersey on May 14, 2007, and the additional plaintiffs filed claims in district courts in various states, including Florida, Illinois, Alabama, Pennsylvania, and the District of Columbia. These suits allege that the railroads engaged in price-fixing by establishing common fuel surcharges for certain rail traffic.

We received additional complaints during the third quarter of 2007, increasing the total number of complaints to 26. A few of these suits involve plaintiffs alleging that they are or were indirect purchasers of rail transportation and seeking to represent the class of indirect purchasers of rail transportation that paid fuel surcharges. These complaints have added allegations under state antitrust and consumer protection laws. All of these “copycat” lawsuits (whether filed by direct or indirect purchasers of rail transportation) are being filed by various groups of plaintiffs’ lawyers seeking to become lead counsel in a nationwide class action against the railroads. Each of the plaintiffs requests certification of its complaint as a class-action. On September 27, 2007, the Judicial Panel on Multidistrict Litigation heard arguments regarding which District Court should handle the consolidated complaints, and we expect the panel to issue a decision in November of this year.

Additionally, the Attorney General of a state outside of our service area issued a grand jury subpoena to us requesting documents pertaining to our fuel surcharge program. We met with representatives of this Attorney General’s office and expect to have additional meetings in the future in an effort to resolve that office’s interest in this matter.

We deny the allegations that our fuel surcharge program violates the antitrust laws or any other laws. We believe that these lawsuits are without merit, and we will vigorously defend our actions. Therefore, we currently believe that these matters will not have a material adverse effect on any of our results of operations, financial condition, and liquidity.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our 2006 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibits Filed with this Statement

12(a)	Ratio of Earnings to Fixed Charges for the Three Months Ended September 30, 2007 and 2006.

12(b)	Ratio of Earnings to Fixed Charges for the Nine Months Ended September 30, 2007 and 2006.

31(a)	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – James R. Young.

31(b)	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Robert M. Knight, Jr.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – James R. Young and Robert M. Knight, Jr.

Description of Exhibits Incorporated by Reference

3(a)	Amended Certificate of Incorporation of the Registrant, effective as of February 1, 1998, is incorporated herein by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

3(b)	By-Laws of the Registrant, as amended, effective October 15, 2004, are incorporated herein by reference to Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 24, 2007

UNION PACIFIC RAILROAD COMPANY (Registrant)

By	/s/ Robert M. Knight, Jr.
Robert M. Knight, Jr.,
Executive Vice President – Finance and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Richard J. Putz
Richard J. Putz,
Chief Accounting Officer and Controller
(Principal Accounting Officer)